Form 10KSB
period 1995-12-31
TRIPLE CHIP SYSTEMS INC
filed 1996-08-07
CIK 785968

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from           to
                                       ---------    ---------

                         Commission File No. 33-2249-FW

                            TRIPLE CHIP SYSTEMS, INC.
                 (Name of Small Business Issuer in its Charter)

        DELAWARE                                     75-2072206
State or Other Jurisdiction of               (I.R.S. Employer I.D. No.)
incorporation or organization)

                        1787 East Ft. Union Blvd., #106
                          Salt Lake City, Utah  84121
                    (Address of Principal Executive Offices)

                   Issuer's Telephone Number:  (801) 942-7722

                    SINGLE CHIP SYSTEMS INTERNATIONAL, INC.
                         4680 Los Angeles Ave., Suite 0
                              Simi Valley, CA 93063
          (Former Name or Former Address, if changed since last Report)


Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act: None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)   Yes X    No     (2)   Yes     No  X
         ---     ---           ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
December 31, 1995 - $ - 0 -


State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     August 1, 1996 - $0 -. There are approximately 167,465 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share.


                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

Not Applicable.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                  August 26, 1996

                                     416,465

*Reflects a 200 for 1 reverse split of the outstanding voting securities of the Company effective June 10, 1996, while retaining the authorized capital at $50,000 divided into 500,000,000 shares of $0.0001 par value common voting stock, and with appropriate adjustments in the stated capital and capital surplus accounts of the Company.


DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.


Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development
- --------------------

     Triple Chip Systems, Inc. (the "Company") was originally incorporated in the State of Delaware, under the name of "Longhorn Development Company, Inc.", on November 6, 1985, by Bradley J. Jorgensen. A copy of the original Articles of Incorporation, as filed with the Secretary of State of Delaware on November 12, 1985, are attached hereto and incorporated herein by reference. See item 13,
Part III, of this report. The Company was created for the purpose of engaging in any lawful act or activity for which corporations may be formed under the laws of Delaware. Capitalization was established and remains 500,000,000 shares authorized common stock and a par value of $0.0001. The Company filed an S-18 Registration statement with the Securities and Exchange Commission and pursuant to a Prospectus June 5, 1987, offered and sold on a "best efforts, all or none" basis for the sale of the entire Ten Million (10,000,000) shares ($200,000.00) at $0.02 per share. The underwriter was Wasatch Stock Trading, Inc., 136 E. South Temple, Suite 1650, Salt Lake City, UT 84111.

     On or about August 22, 1988, the Company changed its name to "Single Chip Systems International, Inc." Effective May 6, 1996, Single Chip Systems International, Inc. changed its name to "Triple Chip Systems, Inc." Copies of these amendments to the Articles of Incorporation of the company are attached hereto and incorporated herein by reference. See Item 13, Part III, of this report.

     The Company has had no business operations since December 31, 1988 and had entered into licensing agreements and a stock with Ramtron and Symetrix, respectively. The Company was never able to realize any economic benefit related to the purchase of stock in Symetrix Corporation, or from licensing agreements with Ramtron. For information relating to either Symetrix or Ramtron see the "Notes" to the audited financial statements enclosed in this Report.

     On or about April 23, 1996, the Company issued 250,000 "unregistered" and "restricted" shares of its common stock to Jenson Services for consulting fees related to bringing the Company current in its filings and related matters concerning the Company's status, this stock was issued following a reverse split of 200 to 1 of the Company's common stock.


Business
- --------

     The Company ceased business operations as of December 31, 1988 and is presently seeking other opportunities for an acquisition, reorganization or merger candidate.


Risk Factors
- -------------

          In any business venture, there are substantial risks specific to the particular enterprise and which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

          Limited Assets; No Source of Revenue. The Company has virtually no assets and has had no revenues since December 31, 1988. Nor will the Company receive any revenues until it completes an acquisition, reorganization or merger, at the earliest. The Company can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis.

          Discretionary Use of Proceeds; "Blank Check" Company. Because the Company is not currently engaged in any substantive business activities, as well as management's broad discretion with respect to the acquisition of assets, property or business, the Company may be deemed to be a "blank check" company. Although management intends to apply substantially all of the proceeds that it may receive through the issuance of stock or debt to a suitable acquisition, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. The Company can provide no assurance that any allocation of such proceeds will allow it to achieve its business objectives.

     Absence of Substantive Disclosure Relating to Prospective Acquisitions. Because the Company has not yet identified any assets, property or business that it may potentially acquire, potential investors in the Company will have virtually no substantive information upon which to base a decision whether or not to invest in the Company. Potential investors would have access to significantly more information if the Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. The Company can provide no assurance that any investment in the Company will not ultimately prove to be less favorable than such a direct investment.

          Unspecified Industry and Acquired Business; Unascertainable Risks. To date, the Company has not identified any particular industry or business in which to concentrate its acquisition efforts. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may invest. To the extent that the Company may acquire a business in a highly risky industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

          Uncertain Structure of Acquisition. Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because the Company has virtually no resources as of the date of this Report, management expects that any such acquisition would take the form of an exchange of capital stock.

          State Restrictions on "Blank Check" Companies. A total of 36 states prohibit or substantially restrict the registration and sale of "blank check" companies within their borders. Additionally, 36 states use "merit review powers" to exclude securities offerings from their borders in an effort to screen out offerings of highly dubious quality. See Paragraph 8221, NASAA Reports, CCH Topical Law Reports, 1990. The Company intends to comply fully with all state securities laws, and plans to take the steps necessary to ensure that any future offering of its securities is limited to those states in which such offerings are allowed. However, these legal restrictions may have a material adverse impact on the Company's ability to raise capital because potential purchasers of the Company's securities must be residents of states that permit the purchase of such securities. These restrictions may also limit or prohibit stockholders from reselling shares of the Company's common stock within the borders of regulating states.

          By regulation or policy statement, eight states (Idaho, Maryland, Missouri, Nevada, New Mexico, Pennsylvania, Utah and Washington) place various restrictions on the sale or resale of equity securities of "blank check" or "blind pool" companies. These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from "manual listing" registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies.

          Further, all states (with the exception of Alabama, Delaware, Florida, Hawaii, Illinois, Minnesota, Nebraska and New York) have adopted some form of the Small Corporate Offering Registration Exemption ("SCOR") program, which permits an issuer to notify the Securities and Exchange Commission of certain offerings registered in such states by filing a Form D under Regulation D of the Securities and Exchange Commission. States participating in the SCOR program also allow applications for registration of securities by qualification by filing a Form U-7 with the states' securities commissions. In most jurisdictions, "blank check" and "blind pool" companies are not eligible for participation in the SCOR program.

          Management to Devote Insignificant Time to Activities of the Company. Members of the Company's management are not required to devote their full time to the affairs of the Company. Because of their time commitments, as well as the fact that the Company has no business, the members of management anticipate that they will devote an insignificant amount of time to the activities of the Company, at least until such time as the Company has identified a suitable acquisition target.

          No Market for Common Stock; No Market for Shares. Although the Company intends to submit for listing of its common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"), there is currently no market for such shares; there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop. See Item 5, Part II, of this Report.

          Risks of "Penny Stock." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) is an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

          There has never been any "established public market" for the Company's common stock. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for listing on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. (the "NASD").

          There are presently no market makers for the Company's common stock. In the event that it is unsuccessful, after completing a merger or acquisition transaction, in obtaining a listing on NASDAQ or a national securities exchange, it will seek a securities firm to make a market in its securities. If there is only one market maker in the Company's securities, there is a risk that market maker will dominate the market and set prices that are not based on competitive forces.

          Section 15(g) of the Securities Exchange Act of 1934, as amended, and Reg. Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

          Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

ITEM 2.  DESCRIPTION OF PROPERTY.

          The Company has no property or assets; its principal executive office address and telephone number are the business office address and telephone number of Jenson Services, Inc., a Utah corporation and financial consulting firm ("Jenson Services"), which are provided at no cost. See Item 1, Part I, of this Report.

ITEM 3.  LEGAL PROCEEDINGS.

          The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

          Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the period covered by this report or during the previous five calendar years, except the resolutions of the Board of Directors to change the name of the Company to "Triple Chip Systems, Inc.", effect reverse split of 200 to 1 and issue shares to Jenson Services, Inc which were adopted at a special meeting of stockholders on May 6, 1996. 111,146 post split shares or approximately 66% of the outstanding voting securities of the Company voted in favor of the name change, the 200 to one reverse split and the issuance of 250,000 post-split "unregistered" and "restricted" shares of the Comapny's common stock to Jenson Services, with none voting against and none abstaining.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information
- ------------------

          There is no "public market" for shares of common stock of the Company. The Company intends to submit for listing on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by past or present members of management or others may have a substantial adverse impact on any such public market.

Holders
- -------

          The number of record holders of the Company's common stock as of the year ended December 31, 1995, was approximately 188; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The number of stockholders has been substantially the same during the past five years, and presently.

Dividends
- ---------

          There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation
- -----------------

          The Company has not engaged in any material operations in the period ending December 31, 1995, or since December 31, 1988. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

          The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Delaware, and keeping its reports "current" with the Securities and Exchange Commission. Management does not anticipate that the Company will have to raise additional funds during the next 12 months.

Results of Operations
- ---------------------

     The Company has had no operations since December 31, 1988. See Item I,Part I, of the Report.

Liquidity
- ---------

     The Company presently has no assets, cash or otherwise. See Item I, Part I, of this Report.



ITEM 7.  FINANCIAL STATEMENTS.

For the periods ended December 31, 1995 and 1994
- ------------------------------------------------
Independent Auditors' Report


                          Independent Auditors' Report

The Board of Directors and Shareholders
Single Chip Systems International Inc.


We have audited the balance sheets of Single Chip Systems International, Inc. [a development stage company] as of December 31, 1995 and December 31, 1994, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. Information in the accumulated columns on the operations statements and cash flows statements have been audited by the auditors of those periods respectively.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 and 1994 financial statements referred to above present fairly, in all material respects, the financial position of Single Chip Systems International, Inc. as of December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Single Chip Systems International, Inc. will continue as a going concern. As discussed in note 6 to the financial statements, the Company has incurred losses from inception amounting to $243,900, and has no assets as of the audit date. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 6. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.




                        MANTYLA, McREYNOLDS & ASSOCIATES
Salt Lake City, Utah
February 5, 1996


                     SINGLE CHIP SYSTEMS INTERNATIONAL, INC.
                  [Formerly Longhorn Development Company, Inc.]
                          [A Development Stage Company]
                                 BALANCE SHEETS
                           December 31, 1995 and 1994


                                     ASSETS
                                                           1995      1994
                                                        --------   --------
Assets ............................................ $      -0-    $   -0-
                                                        --------   --------

          Total Assets ............................ $      -0-    $   -0-
                                                        ========   ========



        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
         Loans Payable to Shareholders [Note 4]     $     -0-     $  60,500
                                                        --------   --------


                  Total Current Liabilities .......       -0-        60,500

Stockholders' Deficit
         Common stock, $.0001 par value;
          authorized 500,000,000 shares; issued
          and outstanding 33,483,334 and 33,333,334
          shares as of December 31, 1995 and 1994,
          respectively ............................       3,349       3,333
         Additional paid in capital ...............     240,551     180,056
         Accumulated deficit during the
          development stage .......................    (243,900)   (243,889)
                                                       ---------   ---------

                  Total Stockholders' Deficit .....       -0-       (60,500)

                       Total Liabilities and
                        Stockholders Deficit ...... $     -0-    $    -0-
                                                      ==========   =========

                     SINGLE CHIP SYSTEMS INTERNATIONAL, INC.
                  [Formerly Longhorn Development Company, Inc.]
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
               For the Years Ended December 31, 1995 and December
               31, 1994 And for the Period from November 12, 1985
                      [Inception]through December 31, 1995
                                                                                        Inception
                                                                                        [11/12/85]
                                                                                         through
                                                                 1995         1994       12/31/95
                                                              --------      --------    ---------
Revenue ...................................                 $    -0-        $  -0-        $  -0-


General and Administrative Expenses .......                      (11)          -0-       (146,964)
                                                           -----------      --------     ---------


                  Operating Loss ..........                      (11)          -0-       (146,964)

Other Income

         Interest income ..................                      -0-           -0-          3,618
                                                           -----------  ------------  -----------

                  Net Loss Before Taxes ...                      (11)          -0-       (143,346)

                  Income taxes ............                      -0-           -0-            204
                                                           -----------  ------------  -----------

         Loss from operating activities ...                      (11)          -0-       (143,550)


Extraordinary Items

         Loss on license agreement [Note 2] ..........           -0-           -0-       (100,000)
         Write-off investment loss [Note 3]                      -0-           -0-           (350)
                                                           -----------  ------------  -----------

                  Net loss ................                $     (11)   $      -0-    $  (243,900)
                                                           ===========  ============  ===========


Loss per share ............................                $      (.01) $        .00  $      (.01)
                                                           ===========  ============  ===========

Weighted Average Shares Outstanding .......                 33,333,334    33,333,334   29,016,394
                                                           ===========  ============  ===========




                     SINGLE CHIP SYSTEMS INTERNATIONAL, INC.
                  [Formerly Longhorn Development Company, Inc.]
                          [A Development Stage Company]
                  STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
                      For the Years Ended December 31, 1995
                  and December 31, 1994 and for the Period from
             November 12, 1985 [Inception]through December 31, 1995

                                                                   Accumulated      Net
                                 Common       Common    Additional Deficit During Stockholders'
                                 Stock        Stock     Paid in    Development    Equity/
                                 Shares       Amount    Capital     Stage         (Deficit)

Balance at Inception,
 November 12, 1985 ...........      0       $    -0-   $  -0-       $ -0-            -0-

Issue stock to Officers and
 Directors for cash at $.00025
 per share, November, 1985 ...  20,000,000     2,000     3,000                    5,000

Net Income for the Period
 ended December 31, 1985 .....                                         -0-          -0-

Balance, December 31, 1985 ...  20,000,000     2,000     3,000         -0-        5,000

Net Income for the Period
 ended December 31, 1986 .....                                         -0-          -0-

Balance, December 31, 1986 ...  20,000,000     2,000     3,000         -0-         5,000

Three-for-One Reverse Stock
 Split, March, 1987 .......... (13,333,333)   (1,333)    1,333                      -0-

Issue stock through Public
 Offering for cash at $.02 per
 per share, June, 1987 .......  10,000,000     1,000   199,000                   200,000

Less: Underwriting Costs of
 Public Offering .............                         (49,846)                  (49,846)

Net Loss for the Period Ended
 December 31, 1987 ...........                                      (3,163)       (3,163)

Balance, December 31, 1987 ...  16,666,667  $  1,667  $153,487   $  (3,163)   $   151,991




                     SINGLE CHIP SYSTEMS INTERNATIONAL, INC.
                  [Formerly Longhorn Development Company, Inc.]
                          [A Development Stage Company]
                  STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
                      For the Years Ended December 31, 1995
                  and December 31, 1994 and for the Period from
                November 12, 1985 [Inception]through December 31, 1955

                                   [Continued]


                                                                       Accumulated        Net
                                  Common         Common     Additional Deficit During Stockholders'
                                  Stock          Stock      Paid in    Development    Equity/
                                  Shares         Amount     Capital    Stage          (Deficit)

Balance, December 31, 1987 ....  16,666,667  $      1,667  $ 153,487  $  (3,163)      $ 151,991

Five-for-One Reverse Stock
 Split, August, 1988 .......... (13,333,333)       (1,333)     1,333                      -0-

Issue stock for brokerage firm
 services at $.02 per share,
 August, 1988 .................   2,666,667           266     53,067                     53,333

Issue stock in exchange for all
 outstanding shares of Single
 Chip Systems, Inc., August,
 1988                            27,333,333         2,733    (27,831)                   (25,098)

Net Loss for the Period Ended
 December 31, 1988 ............                                        (240,111)       (240,111)

Balance, December 31, 1988 ....  33,333,334         3,333    180,056   (243,274)        (59,885)

Net Loss for the Period Ended
 December 31, 1989 ............                                            (611)           (611)

Balance, December 31, 1989 ....  33,333,334         3,333    180,056   (243,885)        (60,496)

Net Loss for the Period Ended
 December 31, 1990 ............                                              (4)             (4)

Balance, December 31, 1990 ....  33,333,334         3,333    180,056   (243,889)        (60,500)

Net Loss for the Period Ended
 December 31, 1991 ............                                              (0)             (0)

Balance, December 31, 1991 ....  33,333,334  $      3,333  $ 180,056  $(243,889)      $ (60,500)




                     SINGLE CHIP SYSTEMS INTERNATIONAL, INC.
                  [Formerly Longhorn Development Company, Inc.]
                          [A Development Stage Company]
                  STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
                      For the Years Ended December 31, 1995
                  and December 31, 1994 and for the Period from
                November 12, 1985 [Inception]through December 31, 1995
                                   [Continued]


                                                                          Accumulated     Net
                                         Common       Common  Additional  Deficit During  Stockholders'
                                         Stock        Stock   Paid in     Development     Equity/
                                         Shares       Amount  Capital     Stage           (Deficit)

Balance, December 31, 1991 ............  33,333,334  $ 3,333  $180,056    $(243,889)      $(60,500)

Net Loss for the Period Ended
 December 31, 1992 ....................                                          (0)            (0)

Balance, December 31, 1992 ............  33,333,334    3,333   180,056     (243,889)       (60,500)

Net Loss for the Period Ended
 December 31, 1993 ....................                                          (0)            (0)

Balance, December 31, 1993 ............  33,333,334    3,333   180,056     (243,889)       (60,500)

Net Loss for the Period Ended
 December 31, 1994 ....................                                          (0)            (0)

Balance, December 31, 1994 ............  33,333,334    3,333   180,056     (243,889)       (60,500)

Issue stock in exchange for release
 and indemnification agreement
 against debts incurred by Company,
 previously reported as Loans Payable
 to Shareholders in the financial
 statements ...........................      45,000        5    60,495                      60,500

Issue stock at par value for services
 rendered by current executive officers
 and directors of the Company .........     105,000       11                                    11

Net Loss for the Period Ended
 December 31, 1995 ....................                                         (11)           (11)

Balance, December 31, 1995 ............  33,483,334  $ 3,349   $240,551   $(243,900)        $  -0-
                                         ==========  ========  =========  ==========     ===========






                     SINGLE CHIP SYSTEMS INTERNATIONAL, INC.
                  [Formerly Longhorn Development Company, Inc.]
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
               For the Years Ended December 31, 1995 and December
         31, 1994 And for the Period From November 12, 1985 [Inception]
                            through December 31, 1995
                                                                          Inception
                                                                          [11/12/85]
                                                                          through
                                                      1995      1994      12/31/95
                                                   ---------  --------   ----------
Cash Flows Provided by/(Used) for Operating
  Activities:
         Net Loss ................................$     (11) $   -0-   $ (143,550)
         Issue stock for services rendered by
          current executive officers and directors
          of the Company .........................       11      -0-           11
         Exchange of stock for release and
          indemnification against debts
          incurred by the Company, previously
          reported as Loans Payable to
          Shareholders in the financial statements    60,500     -0-       60,500
         Decrease in loans from shareholders .....   (60,500)    -0-      (60,500)

Net Cash Provided by/(Used for) Operating
 Activities ......................................      -0-      -0-     (143,539)

Cash Flows Used for Investing Activities:
    Technology license agreement .................      -0-      -0-     (100,000)
    Investment purchase -- Symetrix ..............      -0-      -0-         (350)
                                                   ---------  --------  -----------
Net Cash Used for Investing Activities ...........      -0-      -0-     (100,350)

Cash Flows Provided by/(Used for) Financing
 Activities:
    Loans from shareholders ......................      -0-      -0-       60,500
    Proceeds from issuance of
         common stock ............................      -0-      -0-      183,389
                                                   ---------  --------  ----------
Net Cash Provided by/(Used for) Financing
 Activities ......................................      -0-      -0-      243,889
                                                   ---------  --------  ----------

Net Increase/(Decrease) in cash ..................      -0-      -0-        -0-

Beginning Cash ...................................      -0-      -0-        -0-

Ending Cash ...................................... $    -0-   $  -0-    $   -0-
                                                   =========  ========  ==========

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes ....................... $    -0-   $  -0-    $     204
                                                   =========  ========  ==========

Note 1            Summary of Significant Accounting Policies
                  ------------------------------------------

                  (a) Organization

                  The Company originally incorporated under the laws of the State of Delaware on November 12, 1985, as Longhorn Development Company, Inc., for the purpose of searching out and acquiring or participating in a business or business opportunity. During 1988, the Company completed a reorganization as outlined in note 5 below, resulting in, among other things, a name change to Single Chip Systems International, Inc.

                  (b)  Loss Per Share

                  Loss per common share is based on the weighted average number of common shares outstanding.

                  (c)  Additional Paid-In Capital

                  The amount shown on the financial statements as additional paid-in capital consists primarily of proceeds from the sale of common stock in excess of its par value, reduced by any direct expenses of such sales and the exchange of common stock for brokerage services in excess of its par value.

                  (d)  Income Taxes

                  No provision has been made in the financial statements for income taxes because the Company has accumulated losses totaling $243,900 since inception.

Note 2            Technology Utilization License Agreement

                  On July 1, 1988, Single Chip Systems, Inc., a California corporation, entered into a technology utilization license agreement with Ramtron International Corporation, a Delaware corporation. The agreement granted Single Chip Systems, Inc. the royalty-bearing, non-exclusive licenses covering all nations of the world except and excluding the Ramax Exclusive Territories of Australia, New Zealand, Papua New Guinea and the islands of the South Western Pacific Region and the right of first offerings in the territories of South Korea, Hong Kong, Taiwan and Singapore, to use the ferroelectric technologies and the Ramtron trademarks in production, manufacture and sales of Single Chip Systems, Inc. products. If any of the Ramax First Refusal Territories become free of the first refusal obligations, Ramtron International Corporation agreed to negotiate with Single Chip Systems, Inc. regarding a grant of license rights to the technology and the Ramtron trademarks in that territory on the same terms and conditions as with any other party.

                  The agreement provided for an expiration date as of the close of business on June 30, 1994, unless earlier terminated or extended according to the provisions of the agreement. On that date, the term would be automatically extended for an additional six year term upon agreement between Ramtron

               International Corporation and Single Chip Systems, Inc. on the amount and payment terms of a


Note 2            Technology Utilization License Agreement (continued)
                  ----------------------------------------------------

               license extension fee and the revenues to be received by Single Chip Systems, Inc. during such extension period, negotiated on a good faith basis.

                  Payment terms for the agreement included the following:

               1. $100,000 and 39,000 shares of the authorized Single Chip Systems, Inc. common stock by July 1, 1988. Single Chip Systems, Inc. paid Ramtron International Corporation $100,000 by cashiers check drawn on Community Bank April 28, 1988. It does not appear, based on an analysis of the statement of stockholders' equity, that any stock was issued pursuant to the agreement.

               2. $400,000 upon Ramtron International Corporation's transfer to Single Chip Systems, Inc. of the Technical Information, which Single Chip Systems, Inc. should have requested on or before June 30, 1989. No additional payments other than the $100,000 mentioned in [1.] were sent to Ramtron International Corporation by Single Chip Systems, Inc., effectively terminating the agreement.

               3. Additional payment terms outlined in the agreement became irrelevant when the parties failed to comply with the provisions outlined in [2.].

               Single Chip Systems International, Inc. failed to receive any economic benefit related to the license agreement. The Company recorded the $100,000 loss on the license agreement in the period ended December 31, 1988.

Note 3            Investment -- Symetrix Corporation
                  ----------------------------------

               In April, 1988, Single Chip Systems, Inc. purchased 1,071 share of Symetrix Corporation, a Delaware corporation, common stock with a par value of $1.00 per share from Larry McMillan for $350.00. The purchase represented 51% of the total outstanding shares of Symetrix Corporation. Since audited financial statements were not available at the time of acquisition, Single Chip Systems, Inc. elected to report the investment at cost. The securities were classified as "available-for-sale" unders the provisions of FASB Statement Number 115.

               Single Chip Systems International, Inc. failed to receive any economic benefit related to the investment. The Company recorded an investment write-off for the cost of the shares purchased in the period ended December 31, 1988.

Note 4            Loans Payable to Shareholders

                  Financing for the Company's activities to date has been generated primarily from the issuance of its shares and loans from shareholders. The loans from shareholders are unsecured with no specific repayment terms. On December 18, 1995, the Board of Directors approved the issuance of 45,000 shares of stock in exchange for a release and indemnification agreement against debts incurred by the Company, which had been reported in the financial statements as loans payable to shareholders. The final agreement was executed January 11, 1996, as explained in note 7 to the financial statements.

Note 5            Reverse Stock Split and Reorganization
                  --------------------------------------

                  On or about August 24, 1988 an amendment to the Articles of Incorporation of Longhorn Development Company, Inc., was filed with the Secretary of State of the State of Delaware to amend the Certificate of Incorporation of Longhorn Development Company, Inc. to change its name to Single Chip Systems International, Inc. and amend its business purpose. Effective August 26, 1988, the then issued and outstanding shares of Single Chip Systems International, Inc. [formerly Longhorn Development Company, Inc.] were reverse split at the ratio of one new share for every five shares issued and outstanding.

                  After the reversal, 27,333,333 shares of Single Chip Systems International, Inc. were issued in exchange for all outstanding shares of Single Chip Systems, Inc. Effective September 2, 1988, the directors and officers of Single Chip Systems International, Inc. [formerly Longhorn Development Company, Inc.] resigned and were replaced with a new set of directors and officers.

Note 6            Liquidity and Going Concern

                  The Company has incurred losses since inception amounting to $243,900, and has no assets at December 31, 1995. The Company's ability to achieve a level of profitable operations and/or additional financing impacts the Company's ability to continue as a going concern as it is presently organized. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is currently seeking a well-capitalized merger candidate in order to commence its operations.

Note 7            Subsequent Events

                  On January 11, 1996, Mark Lebens, personally and as Chief Executive Officer of Technology Exchange, Inc., a California corporation, executed a release and indemnification agreement against all debts incurred by the Company [reported as Loans Payable to Shareholders in the financial statements] to Lebens and Technology Exchange, Inc. during 1988 and 1989. Consideration for the agreement consisted of $300 and the issuance of 45,000 unregistered and unrestricted shares of the Company.


Note 8            Change in Accounting Principle -- Accounting for Income Taxes
                  -------------------------------------------------------------

                  During 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which effective for fiscal years beginning after December 31, 1992. The statement requires the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be ineffect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of January 1, 1993 was $0, due to losses carried over from prior years and the unlikely nature of future earnings. For the years ended December 31, 1995 and December 31, 1994, the Company had no income tax expenses. Any deferred tax benefit arising from the losses carried forward would be offset entirely by a valuation allowance since it is not likely that the Company will be sufficiently profitable in the future to take advantage of the losses carried forward.




                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act.


Identification of Directors and Executive Officers
- --------------------------------------------------

          The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the years ending December 31, 1991, 1992, 1993, 1994 and 1995, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

                                                   Date of       Date of
                                Positions          Election or   Termination
Name                              Held             Designation   or Resignation
- ----                           ---------           -----------   --------------
Ronald M.  Ames ..............  Director            1988            11/17/94

Richard S. Pollack ...........  Director            1988            4/27/95

David Hoffer .................  Director            1988            3/22/95

Jeff D. Jenson ................ President           4/27/95           *
                                and Director

Richell V. Jenson ............. Vice President      5/16/95           *

Harold T. Jenson .............. Sec'y/Treasurer     5/16/95           *


*These persons presently serve in the capacities indicated opposite their respective names.

Term of Office
- --------------

         The term of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held the last Monday of March of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are elected.

Business Experience
- -------------------

          Jeff D. Jenson. Mr. Jenson is 25 years of age. He graduated from Westminster College in Salt Lake City, Utah, in 1992, with degrees in Business Management and Aviation Management/Professional Pilot. From February, 1992, to June, 1992, he interned in airport management with the Salt Lake Airport Authority. From 1993 to the present, Mr. Jenson has served as an officer and/or director for a number of developmental stage companies. From September, 1991, to the present, Mr. Jenson has been employed by Jenson Services, Inc., a financial consulting firm in Salt Lake City, Utah.

     Richell V. Jenson. Mrs. Jenson is 27 years of age. She graduated from Montana State University in 1994 with degrees in Biology and Human Resources in 1994. From 1992 to 1995, she was a Sales Associate and Customer Service Representative for Sears, Roebuck and Co. in Billings, Montana. From 1993 to 1995 she was a mediacl processor for Corning Medical Reference Lab. Mrs. Jenson has been an Office Manager and Graphic Artist for Phone Directories Co., in Orem, Utah since 1995.


     Harold T. Jenson. Mr. Jenson is 26 years of age. He graduated from Montana State University in 1995 with a degree in Business Administration. From 1993 to 1995, he worked at Big Bear Sports Center in Billings, Montana as a Sales Associate. From 1995 to Present, he has worked for Phone Directories, Inc. of Orem, Utah as a Sales Representative.


Family Relationships
- --------------------

               Harold T. Jenson and Richell V. Jenson are husband and wife; and Jeff D. Jenson is the cousin of Harold T. Jenson.

Involvement in Certain Legal Proceedings
- ----------------------------------------

          Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

     (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

     (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

               (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

               (ii) Engaging in any type of business practice; or

               (iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

     (4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated; or

     (6) Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act
- -------------------------------------------------

          The Company has been inactive since December 31, 1988, and there have been no transfers or conveyances of shares of common stock owned by any director, executive officer or affiliate of the Company since such period of time, and accordingly, no such reports have been required to be filed.

Item 10. Executive Compensation.

Cash Compensation
- -----------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                                      SUMMARY COMPENSATION TABLE
                                                                  Long Term Compensation
                             Annual Compensation               Awards                Payouts
(a)          (b)        (c)        (d)        (e)        (f)          (g)        (h)        (i)
Name and     Years or                         Other      Restricted   Option/    LTIP       All
Principal    Periods    $          $          Annual     Stock        SAR's      Payouts    Other
Position     Ended      Salary     Bonus      Compen-    Awards ($)   (#)        ($)        Compensa-
             1995,                            sation($)                                     tion ($)
             1994 &
             1993

Ronald M.
Ames,

Richard S.
Pollack,

David
Hoffer,

Jeff D.                                         1,250*
Jenson,
President
& Director

Richell V.                                      1,250*
Jenson,
Vice
President
& Director

Harold T.                                       1,250*
Jenson,
Sec'y/
Treasurer
& Director

     * 250,000 shares of common stock were issued to each officer and director for services rendered. Shares reflect the 200 to 1 reverse split effective June 10, 1996.

          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the years ending December 31, 1995, 1994 or 1993, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.

Compensation of Directors
- -------------------------

          There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

          There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed fiscal year or the previous two fiscal years for any service provided as director. See the Summary Compensation Table of this Item.

Termination of Employment and Change of Control Arrangement
- -----------------------------------------------------------

          There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners
- -----------------------------------------------

         The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of December 31, 1995, 1994 and 1993, and to the date hereof:

                                             Number and Percentage(1)
                                         of Shares Beneficially Owned
                                         ----------------------------
Name and Address                    12/31/93 to 12/31/95          Currently
- ----------------                    --------------------          ---------

Ronald Ames                             27,575     17%         28,131    7%
Richard Pollack                         23,130     17%         28,131    7%
Technology Exchange (2)                 55,805     33%         55,806   13%
Jenson Services, Inc.(3)                  0        0          250,000   60%

     (1) Retroactively reflects 200 for one reverse split effective June 10, 1996.
     (2) Technology Exchange is owned by Mr. David Haufer.
     (3) Jenson Serives is a financial consulting firm wholly-owned by Duane S. Jenson, the father of Jeffrey D. Jenson, the Company's President.

Security Ownership of Management
- --------------------------------

          The following table sets forth the shareholdings of the Company's directors and executive officers as of December 31, 1995, 1994 and 1993, and to the date hereof:


                                             Number and Percentage*
                                         of Shares Beneficially Owned
                                         ----------------------------
Name and Address                    12/31/93 to 12/31/95          Currently
- ----------------                    --------------------          ---------

Ronald M. Ames                        27,575      17%         28,131     7%
2854 South Wheeling Way
Aurora, Colorado  80014

Richard S. Pollack                    23,130      17%         28,131     7%
2895 Lafayette
Boulder, Colorado 80303


Technology Exchange                    1,250      33.48%         55,806  13.37%
12021 Wilshire Blvd.
Los Angeles, California 90025

Jeff D. Jenson                         1,250       0.75%          1,250   0.30%
1787 East Ft. Union Blvd., #106
Salt Lake City, Utah  84121

Richell V. Jenson                      1,250       0.75%          1,250   0.30%
8200 Opal Drive
Anchorage, AK  99502

Harold T. Jenson                       1,250       0.75%          1,250   0.30%
8200 Opal Drive
Anchorage, AK  99502

*Retroactively reflects 200 for one reverse split effective June 10, 1996.

Changes in Control
- ------------------

     Except as Indicated under Itam I, Part I, of this Report, there are no present arrangements or pledges of the Company's securities which may result in a change in its control.

Item 12. Certain Relationships and Related Transactions.

Transactions with Management and Others
- ---------------------------------------

     Except as Indicated under Itam I, Part I, of this Report, there were no material transactions, or series of similar transactions, during the Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Certain Business Relationships
- ------------------------------

     Except as Indicated under Itam I, Part I, of this Report, there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management
- --------------------------

     Except as Indicated under Itam I, Part I, of this Report, there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Transactions with Promoters
- ---------------------------

           Except as indicated in Item 1, Part I, "Business Development," there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K
- -------------------

          None.

                                     Exhibit
Exhibits*
- --------

(3)(i)            Inital Articles of Incorporation*

(3)(ii)           By-Laws

(3)(iii)          Articles of Amendment changing name

(3)(iii)          Articles of Amendment changing name

S-18              Registration Statement**


 *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

**These  documents  and related  exhibits  have  previously  been filed with the
Securities  and  Exchange   Commission  and  are  incorporated  herein  by  this
reference.

                          CERTIFICATE OF INCORPORATION
                                       OF
                       LONGHORN DEVELOPMENT COMPANY, INC.,
                                    ARTICLE I

                                      NAME

      The name of the Corporation hereby created shall be LONGHORN DEVELOPMENT COMPANY, INC.

                                   ARTICLE II
                                    DURATION

      The Corporation shall continue in existence perpetually unless sooner dissolved according to law.


                                   ARTICLE III

                                    PURPOSES

       The purposes for which this Corporation is organized are:

     (a) To seek available business opportunities which have a potential for profit, acquire, merge with or into, or be acquired by one or more other businesses, and to do any lawful act or activity for which corporations may be formed under the laws of the State of Delaware.

     (b) To acquire by purchase or otherwise, own, hold, lease, rent, mortgage or otherwise, to trade with and deal in real estate lands and interest in lands and all other property of every kind and nature.

     (c) To acquire,  sell and  otherwise,  dispose  of, deal in stocks,  bonds,
mortgages,   securities,   notes  and  commercial  paper  for  corporations  and
individuals, and to lend money and negotiate loans;

     (d) To borrow money and to execute notes and obligations and security contracts therefore, and to lend any of monies or funds of the Corporation and to take evidence of indebtedness therefore, and also to negotiate loans; to carry on a general mercantile and merchandise business and to purchase, sell and deal in such goods, supplies, and merchandise as are or may be sold in a general store;

     (e) To guarantee the payment of dividends or interest on any other contract or obligation of, any corporation whenever proper or necessary for the business of the Corporation in the judgment of its directors;

     (f) To do all and everything necessary, suitable, convenient, or proper for the accomplishment of any of the purposes of the attainment of any one or more of the objects herein enumerated, or incidental teeth powers therein named, or which shall at any time appear conclusive or expedient for the protection or benefit of the Corporation, either as holders of or interested in any property, or otherwise; with all the powers hereafter conferred by the laws under which this Corporation is organized; and

     (g) To engage in any and all other lawful purposes, activities and pursuits, whether similar or dissimilar to the foregoing, and the Corporation shall have all powers allowed or permitted by the laws of the state of Delaware.

                                   ARTICLE IV

                                 CAPITALIZATION

     The aggregate number of shares of all classes of stock which the Corporation shall have authority to issue is 500,000,000 all of which shall be Common Stock having a par value of $0.0001 per share.

                                    ARTICLE V

                                CLASSES OF STOCK

     A statement of the designations and the powers, preferences, and rights, and the qualifications, limitations, or restrictions thereof, of the shares of stock which the Corporation shall be authorized to issue, is as follows:

     (a) General Rights. All Stock of the Corporation shall be of the same class, common, and shall have the same rights and preferences. Fully paid stock of the Corporation shall not be liable to any call and is non-assessable.

     (b) Dividends. The holders of shares of Common Stock shall be entitled to receive dividends when and as declared by the Board of Directors out of funds legally available therefor.

     (c) Voting. Except as otherwise expressly provided by law, in all matters as to which the vote or consent of stockholders of the Corporation shall be required or be taken, including, any vote to amend these Articles of Incorporation to increase or decrease the par value, effect a stock split or combination of shares, or alter or change the powers, preferences or special rights of the Common Stock, the holders of the Common Stock shall be entitled to vote on all such matters, and the holders of the shares of Common Stock shall each have one (1) vote per share.

     (d) Issuance of Rights and Warrants. The Corporation shall have the power to issue, with or without any connection to the issue and sale of its Common Stock, or other securities, rights, warrants, or options entitling the holders thereof to purchase from the Corporation shares of its Common Stock, or other securities, upon which terms and conditions and at such times and for such consideration or price as the Board of Directors, in its discretion may determine. In the absence of fraud, the judgment of the directors as to the consideration for the issuance of such rights, warrants, or options and the sufficiency thereof shall be conclusive.

                                   ARTICLE VI

                                     BY-LAWS

     In furtherance and not in limitation of the powers conferred by statute, the Board- of Directors is expressly authorized to make, alter or repeal the By-Laws of the Corporation.

                                   ARTICLE VII

                              MEETINGS AND RECORDS

     Meetings of the stockholders may be held within or without the State of Delaware, as the By-Laws may provide. The books of the Corporation may be kept (subject to any provision contained in the statutes) outside the State of Delaware at such place or places as may be designated from time to time by the Board of Directors or in the By-Laws of the Corporation. Elections of directors need not be by written ballot unless the By-Laws of the Corporation shall so provide.


                                  ARTICLE VIII

                              NO PRE-EMPTIVE RIGHTS

     Shareholders of the Corporation shall not have pre-emptive rights to subscribe for or acquire additional shares of the Corporation, whether such shares be hereby or hereafter authorized.

                                   ARTICLE IX

                           INDEMNIFICATION OF OFFICERS
                                  AND DIRECTORS

     The Corporation shall indemnify any and all persons who may serve or who have served at any time as directors or officers, or who, at the request of the Board of Directors of the Corporation, may serve, or at any time have served as directors or officers of another corporation in which the Corporation at such time owned or may own shares of stock, or which it was or may be a creditor, and the respective heirs, administrators, successors, and assigns, against any and all expenses, including amounts paid upon judgment, counsel fees, and amounts paid in settlement (before or after suit is commenced), actually or necessarily by such persons in connection with the defense or settlement or any claim, action, suit, or proceeding in which they, or any of them, are made parties, or a party, or which may be assessed against them or any of them, by reason of being or having been directors or officers of the Corporation, or such other corporation, except in relation to matters as to which any such director or officer of the Corporation, or such other corporation, or former director or officer shall be adjudged in any action, suit or proceeding to be liable for his own negligence of misconduct in the performance of his duties. Such indemnification shall be in addition to any other rights to which those indemnified may be entitled under any law, by-law, agreement, vote of stockholders or otherwise.


                                    ARTICLE X

                        OFFICERS AND DIRECTORS CONTRACTS

     No contract or other transaction between this Corporation and any other firm or corporation shall be affected by the fact that a director or officer of this Corporation has an interest in, or is a director or officer of this Corporation or any other corporation. Any officer or director individually or with others, may be a party to, or may have an interest in, any transaction of this Corporation, or any transaction in which this Corporation is a party or has an interest. Each person who is not or may become an officer or director of this Corporation is hereby relieved from liability he might -otherwise obtain in the event such officer or director contracts with this Corporation for the benefit of himself or any firm or other corporation in which he may have an interest, provided such officer or director acts in good faith.


                                   ARTICLE XI

                           REGISTERED OFFICE AND AGENT

     The address of its registered office in the State of Delaware is 1209 Orange Street, in the City of Wilmington, County of New Castle. The name cf its registered agent at such address is The Corporation Trust Company.

                                   ARTICLE XII

                                    AMENDMENT

     The Corporation reserves the right to amend, alter, change or repeal any provision contained in this Certificate of Incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

                                  ARTICLE XIII

                                    DIRECTORS

     The Corporation shall have not less than three (3) nor more than nine (9) directors as determined, from time to time, by the Board of Directors. The original Board of Directors shall be comprised of three (3) persons. The names and addresses of the persons who are to serve as directors until the first annual meeting of shareholders and until their successors are elected and shall qualify are as follows:

         Name                                                 Address

         Larry E. Howell                             444 M Bank Building
                                                     1ll South Garland Ave.
                                                     Garland, Texas 75046

         Bradley J. Jorgensen                        1918 Gunther Drive
                                                     Salt Lake City, Utah 84121

         George 1. Norman III                        849 Coatsville Ave.
                                                     Salt Lake City, Utah 84105

                                  ARTICLE XII

                                  INCORPORATOR

     The name and address of the incorporator for this Corporation is as follows:

        Name                           Address

        Bradley J. Jorgensen           1918 Gunther Drive
                                       Salt Lake City, Utah 84121

      I, THE UNDERSIGNED, being the incorporator hereinbefore named, for the purpose of forming a corporation pursuant to the General Corporation Law of the State of Delaware, do make this certificate, hereby declaring and certifying that this is my act and deed and the facts herein stated are true, and accordingly have hereunto set my hand this 6th day of November 1985.

        DATED this 6th day of November, 1985.


                                                     ----------------------
                                                  Bradley S. Jorgensen


STATE OF UTAH               )
                            :                           SS.
COUNTY OF SALT LAKE         )


        On the 6th day of November, 1985, personally appeared before me Bradley J. Jorgensen, as incorporator of Longhorn Development Company, Inc., who duly acknowledged to me that he executed these Articles of Incorporation for the uses and purposes therein expressed.


                           __________________
                                                   NOTARY PUBLIC

      Commission Expires:

                                                Residing At:


                            ______________________________

                            CERTIFICATE OF AMENDMENT
                                       OF
                          CERTIFICATE OF INCORPORATION


          LONGHORN DEVELOPMENT COMPANY, INC., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware,

        DOES HEREBY CERTIFY as follows:

          FIRST: That at a meeting of the Board of Directors of Longhorn Development Company, Inc., resolutions were duly adopted setting forth the proposed amendment of the Certificate of Incorporation of said Corporation, declaring said amendment to be advisable and calling a meeting of the stockholders of said Corporation for consideration thereof. The resolution setting forth the proposed amendment is as follows:

          RESOLVED, that the Certificate of incorporation of this corporation be amended by changing the Article thereof numbered "I" so that, as amended, said Article shall be and read as follows:

                                    ARTICLE I
                                      NAME

          The name of the Corporation hereby created, shall be SINGLE CHIP SYSTEMS INTERNATIONAL, INC.

          FURTHER RESOLVED, that the Certificate of Incorporation of this Corporation be amended by changing the Article thereof numbered "III" so that, as amended, said Article shall be and read as follows:

                                   ARTICLE III
                                    PURPOSES

          The purposes for which this Corporation is organized are:

               (a) To conduct the business of designing, developing, producing,manufacturing, marketing electronic and microelectronic devices, including integrated circuits and other semiconducting devices, as well as products and devices incorporating integrated circuits and semiconducting devices, and to do any lawful business or activity for which corporations may be formed under the laws of the State of Delaware.

               (b) To acquire by purchase or otherwise, own, hold, lease, rent, mortgage or otherwise, to trade with and deal in real estate lands and interests in lands and all other property of every kind and nature.

               (c) To acquire, sell and otherwise,  dispose of, deal in, stocks,
          bonds,   mortgages,   securities,   notes  and  commercial  paper  for
          corporations and individuals, and to lend money and negotiate loans;

               (d) To borrow money and to execute notes and obligations and security contracts therefor, and to lend any of moneys or funds of the Corporation and to take evidence of indebtedness therefor, and also to negotiate loans; to carry on a general mercantile and merchandise business and to purchase, sell and deal in such goods, supplies and merchandise as are or may be sold in a general store;

               (e) To guarantee the payment of dividends or interest on any other contract or obligation of, any corporation whenever proper or necessary for the business of the Corporation in the judgment of its directors;

               (f) To do all and everything necessary, suitable, convenient, or proper for the accomplishment of any of the purposes or the attainment of any one or more of the objects herein enumerated, or incidental to the powers therein named, or which shall at any time appear conclusive or expedient for the protection or benefit of the Corporation, either as a holder of or an interested party in any property, or otherwise; with all the powers hereafter conferred by the laws under which this Corporation is organized; and

               (g) To engage in any other lawful purposes, activities and pursuits, whether similar or dissimilar to the foregoing, and the Corporation shall have all the powers allowed or permitted by the laws of the State of Delaware.

          SECOND: That thereafter, pursuant to a resolution of its Board of Directors, a special meeting of the stockholders of said Corporation was duly called and held, upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware, at which meeting the necessary number of shares as required by statute were voted in favor of the amendment.

          THIRD: That said Amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

          IN WITNESS OF, said Longhorn Development Company, Inc. has caused this certificate to be signed by Robert H. Perry its President, and E. James Bradley its Secretary, this day of August, 1988.

                                             LONGHORN DEVELOPMENT COMPANY, INC.



                                              By Robert H.Perry, President
     Attest:
            E. Jamess Bradley,
               Secretary


8826C

STATE OF UTAH      )
                   : SS.
COUNTY OF SALT LAKE)

          On the 22nd day of August,  1988 personally  appeared before me Robert
     H. Perry and E. James Bradley, who, being by me duly sworn, did state that they are the President and Secretary, respectively, of Longhorn Development Company, Inc., and that said instrument was signed on behalf of said corporation by authority of its by-laws, and said Robert H. Perry and E. James Bradley acknowledged to me that said corporation executed the same.

                                                         NOTARY PUBLIC
My Commission Expires:            Residing At:

8826C

STATE OF DELAWARE
SECRETARY OF STATE
DIVISION OF CORPORATIONS
FILED 09:OS AM 07/24/1996
960215601 - 2075603



                            CERTIFICATE OF AMENDMENT
                                       OF
                          CERTIFICATE OF INCORPORATION
                                       OF
                     SINGLE CHIP SYSTFMS INTERNATIONAL, INC.
                                    #2075603
                            (Pursuant to Section 242)

          Single Chip Systems International, Inc., a corporation organized and existing under and by virture of the General Corporation of the State of Delaware (the "Company"),

         DOES HEREBY CERTIFY:

         FIRST: The name of the Company is Single Chip Systems
         International, Inc.

          SECOND: The following amendments were adopted by the Board of Directors and stockholders of the Company on May 6, 1996 in the manner prescribed by Sections 141 and 28, respectively, of the General Corporation Law of the State of Delaware.

        RESOLVED, that the name of the Company be changed to "TRIPLE CHIP SYSTEMS, INC.",and

          FURTHER RESOLVED, that the Articles of Incorporation of the Company be amemded to effect a reverse split of the Company's outstanding $0.0001 par value common stock on a basis of 200 for one, retaining the par value at $O.0001 per share, with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the Company, with fractional shares being rounded to the nearest whole share, such reverse split to take effect at 8:00 o'clock a.m., Eastern Daylight Time, an June 10, 1996;

     THIRD: This amendment does not provide for any exchange, reclassification or cancellation of issued shares.

     FOURTH: This amendment does reduce the 33,483,334 shares outstanding to 167,465, and decreases the stated capital from S3,349 to $17.

     IN WITNESS WHEREOF, Single Chip Systems International, Inc. has caused this Certificate to be signed by Jeff D. Jenson, its President, and attested by Harold T. Jenson, its Secretary.


                                  SINGLE CHIP SYSTEMS INTERNATIONAL, INC.



                                  By________________________________
                                    Jeffrey D. Jenson, President

Attest:



_________________________________
Richell V. Jenson, Vice President

                                                               STATE OF DELAWARE
                                                              SECRETARY OF STATE
                                                        DIVISION OF CORPORATIONS
                                                       FILED 09:02 AM 07/24/1996
                                                             960215599 - 2075603


                    CERTIFICATE OF RESTORATION OF REVIVAL OF
                          CERTIFICATE OF INCORPORATION
                                       OF
                     SINGLE CHIP SYSTEMS INTERNATIONAL, INC.
                                    #2075603

     It is hereby  certified that:

     1. The name of the corporation (hereinafter called the "corporation") is Single Chip Systems International, Inc.

     2.  The   corporation   was  organized  under  the  provisions  of  General
Corporation Law of the State of Delaware. The date of filing of its original certificate of incorporation with the Secretary of State of the State of Delaware is November 12, 1985.

     3. The address, including the street, city, and county, of the registered office of the corporation in the State of Delaware and the name of the registered agent at such address is as follows: Corporation Service Company, 1013 Centre Road, Wilmington, New Castle County, DE 19805.

     4. The corporation hereby procures a restoration and revival of its certificate of incorporation, which became inoperative by law on March 1, 1990, for failure to file annual reports and non-payment of taxes payable to the State of Delaware.

     5. The certificate of incorporation of the corporation, which provides for and will continue to provide for, perpetual duration, shall upon filing of the Certificate of Restoration and Revival of the Certificate of Incorporation in the Department of the State of the State of Delaware, be restoted and revived and shall become fully operative on the February 28, 1990.

     6. This Certificate of Restoration and Revival of the Certificate of Incorporation is filed by authority of the duly elected directors as prescribed by Section 312 of the General Corporation Law of the State of Delaware.

         Signed and attested on July 19, 1996,

                                         SINGLE CHIP SYSTEMS INTERNATIONAL,INC.


                                         ______________________________________
                                         Jeff D. Jenson, President


         Attest:


         _________________________________
         Richell V. Jenson, Vice President


         State of Utah       )
                                       : ss.
         County of Salt Lake )


     Be it remembered that on July 19, 1996, before me, a Notary Public duly authorized by law to take achnowledgment of deeds, personally came Jeffrey D. Jenson President of Single Chip Systems International, Inc., who duly signed the foregoing instrument before me and achnowledged that such signing is his act and deed, that such instrument as executed is the act and deed of said corporation, and that the facts stated therein are true.

                           Given under my hand on July 19, 1996.

                           Kathleen L. Morrison

                                     BYLAWS
                                       OF
                            TRIPLE CHIP SYSTEMS, INC.

                                    ARTICLE I
                                     OFFICES

         Section 1.01 Location of Office. The corporation may maintain such offices within or without the State of Utah as the Board of Directors may from time to time designate or require.

         Section 1.02 Principal Office. The address of the principal office of the corporation shall be at the address of the registered office of the corporation as so designated in the office of the Lieutenant Governor/Secretary of State of the state of incorporation, or at such other address as the Board of Directors shall from time to time determine.

                                   ARTICLE II
                                  SHAREHOLDERS

         Section 2.0 Annual Meeting. The annual meeting of the shareholders shall be held in May of each year or at such other time designated by the Board of Directors and as is provided for in the notice of the meeting, for the purpose of electing directors and for the transaction of such other business as may come before the meeting. If the election of directors shall not be held on the day designated for the annual meeting of the shareholders, or at any adjournment thereof, the Board of Directors shall cause the election to be held at a special meeting of the shareholders as soon thereafter as may be convenient.

         Section 2.02 Special Meetings. Special meetings of the shareholders may be called at any time by the chairman of the board, the president, or by the Board of Directors, or in their absence or disability, by any vice president, and shall be called by the president or, in his or her absence or disability, by a vice president or by the secretary on the written request of the holders of not less than one-tenth of all the shares entitled to vote at the meeting, such written request to state the purpose or purposes of the meeting and to be delivered to the president, each vice-president, or secretary. In case of failure to call such meeting within 60 days after such request, such shareholder or shareholders may call the same.

         Section 2.03 Place of Meetings. The Board of Directors may designate any place, either within or without the state of incorporation, as the place of meeting for any annual meeting or for any special meeting called by the Board of Directors. A waiver of notice signed by all shareholders entitled to vote at a meeting may designate any place, either within or without the state of incorporation, as the place for the holding of such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be at the principal office of the corporation.

         Section 2.04 Notice of Meetings. The secretary or assistant secretary, if any, shall cause notice of the time, place, and purpose or purposes of all meetings of the shareholders (whether annual or special), to be mailed at least ten (10) days, but not more than fifty (50) days, prior to the meeting, to each shareholder of record entitled to vote.

         Section 2.05 Waiver of Notice. Any shareholder may waive notice of any meeting of shareholders (however called or noticed, whether or not called or noticed and whether before, during, or after the meeting), by signing a written waiver of notice or a consent to the holding of such meeting, or an approval of the minutes thereof. Attendance at a meeting, in person or by proxy, shall constitute waiver of all defects of call or notice regardless of whether waiver, consent, or approval is signed or any objections are made. All such waivers, consents, or approvals shall be made a part of the minutes of the meeting.

         Section 2.06 Fixing Record Date. For the purpose of determining shareholders entitled to notice of or to vote at any annual meeting of shareholders or any adjournment thereof, or shareholders entitled to receive payment of any dividend or in order to make a determination of shareholders for any other proper purpose, the Board of Directors of the corporation may provide that the share transfer books shall be closed, for the purpose of determining shareholders entitled to notice of or to vote at such meeting, but not for a period exceeding fifty (50) days. If the share transfer books are closed for the purpose of determining shareholders entitled to notice of or to vote at such meeting, such books shall be closed for at least ten (10) days immediately preceding such meeting.

         In lieu of closing the share transfer books, the Board of Directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than fifty (50) and, in case of a meeting of shareholders, not less than ten (10) days prior to the date on which the particular action requiring such determination of shareholders is to be taken. If the share transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting or to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this Section, such determination shall apply to any adjournment thereof. Failure to comply with this Section shall not affect the validity of any action taken at a meeting of shareholders.

         Section 2.07 Voting Lists. The officer or agent of the corporation having charge of the share transfer books for shares of the corporation shall make, at least ten (10) days before each meeting of the shareholders, a complete list of the shareholders entitled to vote at such meeting or any adjournment thereof, arranged in alphabetical order, with the address of, and the number of shares held by each, which list, for a period of ten (10) days prior to such meeting, shall be kept on file at the registered office of the corporation and shall be subject to inspection by any shareholder during the whole time of the meeting. The original share transfer book shall be prima facia evidence as to the shareholders who are entitled to examine such list or transfer books, or to vote at any meeting of shareholders.

         Section 2.08 Quorum. One-half of the total voting power of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of the shareholders. If a quorum is present, the affirmative vote of the majority of the voting power represented by shares at the meeting and entitled to vote on the subject shall constitute action by the shareholders, unless the vote of a greater number or voting by classes is required by the laws of the state of incorporation of the corporation or the Articles of Incorporation. If less than one-half of the outstanding voting power is represented at a meeting, a majority of the voting power represented by shares so present may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed.

         Section  2.09  Voting  of  Shares.   Each  outstanding   share  of  the
corporation entitled to vote shall be entitled to one vote on each matter submitted to vote at a meeting of shareholders, except to the extent that the voting rights of the shares of any class or series of stock are determined and specified as greater or lesser than one vote per share in the manner provided by the Articles of Incorporation.

         Section 2.10 Proxies. At each meeting of the shareholders, each shareholder entitled to vote shall be entitled to vote in person or by proxy; provided, however, that the right to vote by proxy shall exist only in case the instrument authorizing such proxy to act shall have been executed in writing by the registered holder or holders of such shares, as the case may be, as shown on the share transfer of the corporation or by his or her or her attorney thereunto duly authorized in writing. Such instrument authorizing a proxy to act shall be delivered at the beginning of such meeting to the secretary of the corporation or to such other officer or person who may, in the absence of the secretary, be acting as secretary of the meeting. In the event that any such instrument shall designate two or more persons to act as proxies, a majority of such persons present at the meeting, or if only one be present, that one shall (unless the instrument shall otherwise provide) have all of the powers conferred by the instrument on all persons so designated. Persons holding stock in a fiduciary capacity shall be entitled to vote the shares so held and the persons whose shares are pledged shall be entitled to vote, unless in the transfer by the pledge or on the books of the corporation he or she shall have expressly empowered the pledgee to vote thereon, in which case the pledgee, or his or her proxy, may represent such shares and vote thereon.

         Section 2.11 Written Consent to Action by Shareholders. Any action required to be taken at a meeting of the shareholders, or any other action which may be taken at a meeting of the shareholders, may be taken without a meeting, if a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof.

                                   ARTICLE III
                                    DIRECTORS

         Section 3.01 General Powers. The property, affairs, and business of the corporation shall be managed by its Board of Directors. The Board of Directors may exercise all the powers of the corporation whether derived from law or the Articles of Incorporation, except such powers as are by statute, by the Articles of Incorporation or by these Bylaws, vested solely in the shareholders of the corporation.

         Section 3.02 Number, Term, and Qualifications. The Board of Directors shall consist of three to nine persons. Increases or decreases to said number may be made, within the numbers authorized by the Articles of Incorporation, as the Board of Directors shall from time to time determine by amendment to these Bylaws. An increase or a decrease in the number of the members of the Board of Directors may also be made upon amendment to these Bylaws by a majority vote of all of the shareholders, and the number of directors to be so increased or decreased shall be fixed upon a majority vote of all of the shareholders of the corporation. Each director shall hold office until the next annual meeting of shareholders of the corporation and until his or her successor shall have been elected and shall have qualified. Directors need not be residents of the state of incorporation or shareholders of the corporation.

         Section 3.03 Classification of Directors. In lieu of electing the entire number of directors annually, the Board of Directors may provide that the directors be divided into either two or three classes, each class to be as nearly equal in number as possible, the term of office of the directors of the first class to expire at the first annual meeting of shareholders after their election, that of the second class to expire at the second annual meeting after their election, and that of the third class, if any, to expire at the third annual meeting after their election. At each annual meeting after such classification, the number of directors equal to the number of the class whose term expires at the time of such meeting shall be elected to hold office until the second succeeding annual meeting, if there be two classes, or until the third succeeding annual meeting, if there be three classes.

         Section 3.04 Regular Meetings. A regular meeting of the Board of Directors shall be held without other notice than this Bylaw immediately following, and at the same place as, the annual meeting of shareholders. The Board of Directors may provide by resolution the time and place, either within or without the state of incorporation, for the holding of additional regular meetings without other notice than such resolution.

         Section 3.05 Special Meetings. Special meetings of the Board of Directors may be called by or at the request of the president, vice president, or any two directors. The person or persons authorized to call special meetings of the Board of Directors may fix any place, either within or without the state of incorporation, as the place for holding any special meeting of the Board of Directors called by them.

         Section 3.06 Meetings by Telephone Conference Call. Members of the Board of Directors may participate in a meeting of the Board of Directors or a committee of the Board of Directors by means of conference telephone or similar communication equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this Section shall constitute presence in person at such meeting.

         Section 3.07 Notice. Notice of any special meeting shall be given at least ten (10) days prior thereto by written notice delivered personally or mailed to each director at his or her regular business address or residence, or by telegram. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage thereon prepaid. If notice be given by telegram, such notice shall be deemed to be delivered when the telegram is delivered to the telegraph company. Any director may waive notice of any meeting. Attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting solely for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

         Section 3.08 Quorum. A majority of the number of directors shall constitute a quorum for the transaction of business or any meeting of the Board of Directors, but if less than a majority is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

         Section 3.09 Manner of Acting. The act of a majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors, and the individual directors shall have no power as such.

         Section 3.10 Vacancies and Newly Created Directorship. If any vacancies shall occur in the Board of Directors by reason of death, resignation or otherwise, or if the number of directors shall be increased, the directors then in office shall continue to act and such vacancies or newly created directorships shall be filled by a vote of the directors then in office, though less than a quorum, in any way approved by the meeting. Any directorship to be filled by reason of removal of one or more directors by the shareholders may be filled by election by the shareholders at the meeting at which the director or directors are removed.

Section 3.11 Compensation. By resolution of the Board of Directors, the directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

         Section 3.12 Presumption of Assent. A director of the corporation who is present at a meeting of the Board of Directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his or her dissent shall be entered in the minutes of the meeting, unless he or she shall file his or her written dissent to such action with the person acting as the secretary of the meeting before the adjournment thereof, or shall forward such dissent by registered or certified mail to the secretary of the corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.

         Section 3.13 Resignations. A director may resign at any time by delivering a written resignation to either the president, a vice president, the secretary, or assistant secretary, if any. The resignation shall become effective on its acceptance by the Board of Directors; provided, that if the board has not acted thereon within ten days (10) from the date presented, the resignation shall be deemed accepted.

         Section 3.14 Written Consent to Action by Directors. Any action required to be taken at a meeting of the directors of the corporation or any other action which may be taken at a meeting of the directors or of a committee, may be taken without a meeting, if a consent in writing, setting forth the action so taken, shall be signed by all of the directors, or all of the members of the committee, as the case may be. Such consent shall have the same legal effect as a unanimous vote of all the directors or members of the committee.

         Section 3.15 Removal. At a meeting expressly called for that purpose, one or more directors may be removed by a vote of a majority of the shares of outstanding stock of the corporation entitled to vote at an election of directors.

                                   ARTICLE IV
                                    OFFICERS

         Section 4.01 Number. The officers of the corporation shall be a president, one or more vice-presidents, as shall be determined by resolution of the Board of Directors, a secretary, a treasurer, and such other officers as may be appointed by the Board of Directors. The Board of Directors may elect, but shall not be required to elect, a chairman of the board and the Board of Directors may appoint a general manager.

     Section 4.02 Election, Term of Office, and Qualifications. The officers shall be chosen by the Board of Directors annually at its annual meeting. In the event of failure to choose officers at an annual meeting of the Board of Directors, officers may be chosen at any regular or special meeting of the Board of Directors. Each such officer (whether chosen at an annual meeting of the Board of Directors to fill a vacancy or otherwise) shall hold his or her office until the next ensuing annual meeting of the Board of Directors and until his or her successor shall have been chosen and qualified, or until his or her death, or until his or her resignation or removal in the manner provided in these Bylaws. Any one person may hold any two or more of such offices, except that the president shall not also be the secretary. No person holding two or more offices shall act in or execute any instrument in the capacity of more than one office. The chairman of the board, if any, shall be and remain a director of the corporation during the term of his or her office. No other officer need be a director.

         Section 4.03 Subordinate Officers, Etc. The Board of Directors from time to time may appoint such other officers or agents as it may deem advisable, each of whom shall have such title, hold office for such period, have such authority, and perform such duties as the Board of Directors from time to time may determine. The Board of Directors from time to time may delegate to any officer or agent the power to appoint any such subordinate officer or agents and to prescribe their respective titles, terms of office, authorities, and duties. Subordinate officers need not be shareholders or directors.

         Section 4.04 Resignations. Any officer may resign at any time by delivering a written resignation to the Board of Directors, the president, or the secretary. Unless otherwise specified therein, such resignation shall take effect on delivery.

         Section 4.05 Removal. Any officer may be removed from office at any special meeting of the Board of Directors called for that purpose or at a regular meeting, by vote of a majority of the directors, with or without cause. Any officer or agent appointed in accordance with the provisions of Section 4.03 hereof may also be removed, either with or without cause, by any officer on whom such power of removal shall have been conferred by the Board of Directors.

         Section 4.06 Vacancies and Newly Created Offices. If any vacancy shall occur in any office by reason of death, resignation, removal, disqualification, or any other cause, or if a new office shall be created, then such vacancies or newly created offices may be filled by the Board of Directors at a regular or special meeting.

         Section 4.07 The Chairman of the Board. The Chairman of the Board, if there be such an officer, shall have the following powers and duties:

         (a) He or she shall preside at all shareholders' meetings;

         (b) He or she shall preside at all meetings of the Board of Directors; and

         (c) He or she shall be a member of the executive committee, if any.

         Section 4.08 The President. The president shall have the following powers and duties:

         (a) If no general manager has been appointed, he or she shall be the chief executive officer of the corporation, and, subject to the direction of the Board of Directors, shall have general charge of the business, affairs, and property of the corporation and general supervision over its officers, employees, and agents;

         (b) If no chairman of the board has been chosen, or if such officer is absent or disabled, he or she shall preside at meetings of the shareholders and Board of Directors;

         (c) He or she shall be a member of the executive committee, if any;

         (d) He or she shall be empowered to sign certificates representing shares of the corporation, the issuance of which shall have been authorized by the Board of Directors; and

         (e) He or she shall have all power and shall perform all duties normally incident to the office of a president of a corporation, and shall exercise such other powers and perform such other duties as from time to time may be assigned to him or her by the Board of Directors.

     Section 4.10 The Secretary. The secretary shall have the following powers and duties:

         (a) He or she shall keep or cause to be kept a record of all of the proceedings of the meetings of the shareholders and of the Board of Directors in books provided for that purpose;

         (b) He or she shall cause all notices to be duly given in accordance with the provisions of these Bylaws and as required by statute;

         (c) He or she shall be the custodian of the records and of the seal of the corporation, and shall cause such seal (or a facsimile thereof) to be affixed to all certificates representing shares of the corporation prior to the issuance thereof and to all instruments, the execution of which on behalf of the corporation under its seal shall have been duly authorized in accordance with these Bylaws, and when so affixed, he or she may attest the same;

         (d) He or she shall assume responsibility that the books, reports, statements, certificates, and other documents and records required by statute are properly kept and filed;

         (e) He or she shall have charge of the share books of the corporation and cause the share transfer books to be kept in such manner as to show at any time the amount of the shares of the corporation of each class issued and outstanding, the manner in which and the time when such stock was paid for, the names alphabetically arranged and the addresses of the holders of record thereof, the number of shares held by each holder and time when each became such holder or record; and he or she shall exhibit at all reasonable times to any director, upon application, the original or duplicate share register. He or she shall cause the share book referred to in Section 6.04 hereof to be kept and exhibited at the principal office of the corporation, or at such other place as the Board of Directors shall determine, in the manner and for the purposes provided in such Section;

         (f) He or she shall be empowered to sign certificates representing shares of the corporation, the issuance of which shall have been authorized by the Board of Directors; and

         (g) He or she shall perform in general all duties incident to the office of secretary and such other duties as are given to him or her by these Bylaws or as from time to time may be assigned to him or her by the Board of Directors or the president.

     Section 4.11 The Treasurer. The treasurer shall have the following powers and duties:

         (a) He or she shall have charge and supervision over and be responsible for the monies, securities, receipts, and disbursements of the corporation;

         (b) He or she shall cause the monies and other valuable effects of the corporation to be deposited in the name and to the credit of the corporation in such banks or trust companies or with such banks or other depositories as shall be selected in accordance with Section 5.03 hereof;

         (c) He or she shall cause the monies of the corporation to be disbursed by checks or drafts (signed as provided in Section 5.04 hereof) drawn on the authorized depositories of the corporation, and cause to be taken and preserved property vouchers for all monies disbursed;

         (d) He or she shall render to the Board of Directors or the president, whenever requested, a statement of the financial condition of the corporation and of all of this transactions as treasurer, and render a full financial report at the annual meeting of the shareholders, if called upon to do so;

         (e) He or she shall cause to be kept correct books of account of all the business and transactions of the corporation and exhibit such books to any director on request during business hours;

         (f) He or she shall be empowered from time to time to require from all officers or agents of the corporation reports or statements given such information as he or she may desire with respect to any and all financial transactions of the corporation; and

         (g) He or she shall perform in general all duties incident to the office of treasurer and such other duties as are given to him or her by these Bylaws or as from time to time may be assigned to him or her by the Board of Directors or the president.

     Section 4.12 General Manager. The Board of Directors may employ and appoint a general manager who may, or may not, be one of the officers or directors of the corporation. The general manager, if any, shall have the following powers and duties;

         (a) He or she shall be the chief executive officer of the corporation and, subject to the directions of the Board of Directors, shall have general charge of the business affairs and property of the corporation and general supervision over its officers, employees, and agents;

         (b) He or she shall be charged with the exclusive management of the business of the corporation and of all of its dealings, but at all times be subject to the control of the Board of Directors;

         (c) Subject to the approval of the Board of Directors or the executive committee, if any, he or she shall employ all employees of the corporation, or delegate such employment to subordinate officers, and shall have authority to discharge any person so employed; and

         (d) He or she shall make a report to the president and directors as often as required, setting forth the results of the operations under his or her charge, together with suggestions looking toward improvement and betterment of the condition of the corporation, and shall perform such other duties as the Board of Directors may require.

         Section 4.13 Salaries. The salaries and other compensation of the officers of the corporation shall be fixed from time to time by the Board of Directors, except that the Board of Directors may delegate to any person or group of persons the power to fix the salaries or other compensation of any subordinate officers or agents appointed in accordance with the provisions of
Section 4.03 hereof. No officer shall be prevented from receiving any such salary or compensation by reason of the fact that he or she is also a director of the corporation.

         Section 4.14 Surety Bonds. In case the Board of Directors shall so require, any officer or agent of the corporation shall execute to the corporation a bond in such sums and with such surety or sureties as the Board of Directors may direct, conditioned upon the faithful performance of his or her duties to the corporation, including responsibility for negligence and for the accounting of all property, monies, or securities of the corporation which may come into his or her hands.

                                    ARTICLE V
                  EXECUTION OF INSTRUMENTS, BORROWING OF MONEY,
                         AND DEPOSIT OF CORPORATE FUNDS

         Section 5.01 Execution of Instruments. Subject to any limitation contained in the Articles of Incorporation or these Bylaws, the president or any vice president or the general manager, if any, may, in the name and on behalf of the corporation, execute and deliver any contract or other instrument authorized in writing by the Board of Directors. The Board of Directors may, subject to any limitation contained in the Articles of Incorporation or in these Bylaws, authorize in writing any officer or agent to execute and deliver any contract or other instrument in the name and on behalf of the corporation; any such authorization may be general or confined to specific instances.

         Section 5.02 Loans. No loans or advances shall be contracted on behalf of the corporation, no negotiable paper or other evidence of its obligation under any loan or advance shall be issued in its name, and no property of the corporation shall be mortgaged, pledged, hypothecated, transferred, or conveyed as security for the payment of any loan, advance, indebtedness, or liability of the corporation, unless and except as authorized by the Board of Directors. Any such authorization may be general or confined to specific instances.

         Section 5.03 Deposits. All monies of the corporation not otherwise employed shall be deposited from time to time to its credit in such banks and or trust companies or with such bankers or other depositories as the Board of Directors may select, or as from time to time may be selected by any officer or agent authorized to do so by the Board of Directors.

         Section 5.04 Checks, Drafts, Etc. All notes, drafts, acceptances, checks, endorsements, and, evidences of indebtedness of the corporation, subject to the provisions of these Bylaws, shall be signed by such officer or officers or such agent or agents of the corporation and in such manner as the Board of Directors from time to time may determine. Endorsements for deposit to the credit of the corporation in any of its duly authorized depositories shall be in such manner as the Board of Directors from time to time may determine.

         Section 5.05 Bonds and Debentures. Every bond or debenture issued by the corporation shall be evidenced by an appropriate instrument which shall be signed by the president or vice president and by the secretary and sealed with the seal of the corporation. The seal may be a facsimile, engraved or printed. where such bond or debenture is authenticated with the manual signature of an authorized officer of the corporation or other trustee designated by the indenture of trust or other agreement under which such security is issued, the signature of any of the corporation's officers named thereon may be a facsimile. In case any officer who signed, or whose facsimile signature has been used on any such bond or debenture, should cease to be an officer of the corporation for any reason before the same has been delivered by the corporation, such bond or debenture may nevertheless be adopted by the corporation and issued and delivered as through the person who signed it or whose facsimile signature has been used thereon had not ceased to be such officer.

         Section 5.06 Sale, Transfer, Etc. of Securities. Sales, transfers, endorsements, and assignments of stocks, bonds, and other securities owned by or standing in the name of the corporation, and the execution and delivery on behalf of the corporation of any and all instruments in writing incident to any such sale, transfer, endorsement, or assignment, shall be effected by the president, or by any vice president, together with the secretary, or by an officer or agent thereunto authorized by the Board of Directors.

         Section 5.07 Proxies. Proxies to vote with respect to shares of other corporations owned by or standing in the name of the corporation shall be executed and delivered on behalf of the corporation by the president or any vice president and the secretary or assistant secretary of the corporation, or by any officer or agent thereunder authorized by the Board of Directors.

                                   ARTICLE VI
                                 CAPITAL SHARES

         Section 6.01 Share Certificates. Every holder of shares in the corporation shall be entitled to have a certificate, signed by the president or any vice president, and the secretary or assistant secretary, and sealed with the seal (which may be a facsimile, engraved or printed) of the corporation, certifying the number and kind, class or series of shares owned by him or her in the corporation; provided, however, that where such a certificate is countersigned by (a) a transfer agent or an assistant transfer agent, or (b) registered by a registrar, the signature of any such president, vice president, secretary, or assistant secretary may be a facsimile. In case any officer who shall have signed, or whose facsimile signature or signatures shall have been used on any such certificate, shall cease to be officer of the corporation, for any reason, before the delivery of such certificate by the corporation, such certificate may nevertheless be adopted by the corporation and be issued and delivered as though the person who signed it, or whose facsimile signature or signatures shall have been used thereon, has not ceased to be such officer. Certificates representing shares of the corporation shall be in such form as provided by the statutes of the state of incorporation. There shall be entered on the share books of the corporation at the time of issuance of each share, the number of the certificate issued, the name and address of the person owning the shares represented thereby, the number and kind, class or series of such shares, and the date of issuance thereof. Every certificate exchanged or returned to the corporation shall be marked "Canceled" with the date of cancellation.

         Section 6.02 Transfer of Shares. Transfers of shares of the corporation shall be made on the books of the corporation by the holder of record thereof, or by his or her attorney thereunto duly authorized by a power of attorney duly executed in writing and filed with the secretary of the corporation or any of its transfer agents, and on surrender of the certificate or certificates, properly endorsed or accompanied by proper instruments or transfer, representing such shares. Except as provided by law, the corporation and transfer agents and registrars, if any, shall be entitled to treat the holder of record of any stock as the absolute owner thereof for all purposes, and accordingly, shall not be bound to recognize any legal, equitable, or other claim to or interest in such shares on the part of any other person whether or not it or they shall have express or other notice thereof.

         Section 6.03 Regulations. Subject to the provisions of this Article VI and of the Articles of Incorporation, the Board of Directors may make such rules and regulations as they may deem expedient concerning the issuance, transfer, redemption, and registration of certificates for shares of the corporation.

         Section 6.04 Maintenance of Stock Ledger at Principal Place of Business. A share book (or books where more than one kind, class, or series or stock is outstanding) shall be kept at the principal place of business of the corporation, or at such other place as the Board of Directors shall determine, containing the names, alphabetically arranged, of original shareholders of the corporation, their addresses, their interest, the amount paid on their shares, and all transfers thereof and the number and class of shares held by each. Such share books shall at all reasonable hours be subject to inspection by persons entitled by law to inspect the same.

         Section 6.05 Transfer Agents and Registrars. The Board of Directors may appoint one or more transfer agents and one or more registrars with respect to the certificates representing shares of the corporation, and may require all such certificates to bear the signature of either or both. The Board of
Directors may from time to time define the respective duties of such transfer agents and registrars. No certificate for shares shall be valid until countersigned by a transfer agent, if at the date appearing thereon the corporation had a transfer agent for such shares, and until registered by a registrar, if at such date the corporation had a registrar for such shares.

         Section 6.06 Closing of Transfer Books and Fixing of Record Date.

         (a) The Board of Directors shall have power to close the share books of the corporation for a period of not to exceed fifty (50) days preceding the date of any meeting of shareholders, or the date for payment of any dividend, or the date for the allotment of rights, or capital shares shall go into effect, or a date in connection with obtaining the consent of shareholder for any purpose.

         (b) In lieu of closing the share transfer books as aforesaid, the Board of Directors may fix in advance a date, not exceeding fifty (50) days preceding the date of any meeting of shareholders, or the date for the payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion or exchange of capital shares shall go into effect, or a date in connection with obtaining any such consent, as a record date for the determination of the shareholders entitled to a notice of, and to vote at, any such meeting and any adjournment thereof, or entitled to receive payment of any such dividend, or to any such allotment of rights, or exercise the rights in respect of any such change, conversion or exchange of capital stock, or to give such consent.

         (c) If the share transfer books shall be closed or a record date set for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for, or such record date shall be, at least ten (10) days immediately preceding such meeting.

         Section 6.07 Lost or Destroyed Certificates. The corporation may issue a new certificate for shares of the corporation in place of any certificate theretofore issued by it, alleged to have been lost or destroyed, and the Board of Directors may, in its discretion, require the owner of the lost or destroyed certificate or his or her legal representatives, to give the corporation a bond in such form and amount as the Board of Directors may direct, and with such surety or sureties as may be satisfactory to the board, to indemnify the corporation and its transfer agents and registrars, if any, against any claims that may be made against it or any such transfer agent or registrar on account of the issuance of such new certificate. A new certificate may be issued without requiring any bond when, in the judgement of the Board of Directors, it is proper to do so.

         Section 6.08 No Limitation on Voting Rights; Limitation on Dissenter's Rights. To the extent permissible under the applicable law of any jurisdiction to which the corporation may become subject by reason of the conduct of business, the ownership of assets, the residence of shareholders, the location of offices or facilities, or any other item, the corporation elects not to be governed by the provisions of any statute that (i) limits, restricts, modifies, suspends, terminates, or otherwise affects the rights of any shareholder to cast one vote for each share of common stock registered in the name of such shareholder on the books of the corporation, without regard to whether such shares were acquired directly from the corporation or from any other person and without regard to whether such shareholder has the power to exercise or direct the exercise of voting power over any specific fraction of the shares of the corporation or from any other person and without regard to whether such shareholder has the power to exercise or direct the exercise of voting power over any specific fraction of the shares of common stock of the corporation issued and outstanding or (ii) grants to any shareholder the right to have his or her stock redeemed or purchased by the corporation or any other shareholder on the acquisition by any person or group of persons of shares of the corporation. In particular, to the extent permitted under the laws of the state of incorporation, the corporation elects not to be governed by any such provision, including the provisions of the Delaware Control Shares Acquisition Act, Section 61-6-1 et seq., of the Delaware Code Annotated, as amended, or any statute of similar effect or tenor.

                                   ARTICLE VII
                    EXECUTIVE COMMITTEE AND OTHER COMMITTEES

         Section 7.01 How Constituted. The Board of Directors may designate an executive committee and such other committees as the Board of Directors may deem appropriate, each of which committees shall consist of two or more directors. Members of the executive committee and of any such other committees shall be designated annually at the annual meeting of the Board of Directors; provided, however, that at any time the Board of Directors may abolish or reconstitute the executive committee or any other committee. Each member of the executive committee and of any other committee shall hold office until his or her successor shall have been designated or until his or her resignation or removal in the manner provided in these Bylaws.

         Section 7.02 Powers. During the intervals between meetings of the Board of Directors, the executive committee shall have and may exercise all powers of the Board of Directors in the management of the business and affairs of the corporation, except for the power to fill vacancies in the Board of Directors or to amend these Bylaws, and except for such powers as by law may not be delegated by the Board of Directors to an executive committee.

         Section 7.03 Proceedings. The executive committee, and such other committees as may be designated hereunder by the Board of Directors, may fix its own presiding and recording officer or officers, and may meet at such place or places, at such time or times and on such notice (or without notice) as it shall determine from time to time. It will keep a record of its proceedings and shall report such proceedings to the Board of Directors at the meeting of the Board of Directors next following.

         Section 7.04 Quorum and Manner of Acting. At all meetings of the executive committee, and of such other committees as may be designated hereunder by the Board of Directors, the presence of members constituting a majority of the total authorized membership of the committee shall be necessary and sufficient to constitute a quorum for the transaction of business, and the act of a majority of the members present at any meeting at which a quorum is present shall be the act of such committee. The members of the executive committee, and of such other committees as may be designated hereunder by the Board of Directors, shall act only as a committee and the individual members thereof shall have not powers as such.

         Section 7.05 Resignations. Any member of the executive committee, and of such other committees as may be designated hereunder by the Board of Directors, may resign at any time by delivering a written resignation to either the president, the secretary, or assistant secretary, or to the presiding officer of the committee of which he or she is a member, if any shall have been appointed and shall be in office. Unless otherwise specified herein, such resignation shall take effect on delivery.

         Section 7.06 Removal. The Board of Directors may at any time remove any member of the executive committee or of any other committee designated by it hereunder either for or without cause.

         Section 7.07 Vacancies. If any vacancies shall occur in the executive committee or any other committee designated by the Board of Directors hereunder, by reason of disqualification, death, resignation, removal, or otherwise, the remaining members shall, until the filling of such vacancy, constitute the then total authorized membership of the committee and, provided that two or more members are remaining, continue to act. Such vacancy may be filled at any meeting of the Board of Directors.

         Section 7.07 Compensation. The Board of Directors may allow a fixed sum and expenses of attendance to any member of the executive committee, or of any other committee designated by it hereunder, who is not an active salaried employee of the corporation for attendance at each meeting of said committee.

                                  ARTICLE VIII
                         INDEMNIFICATION, INSURANCE, AND
                         OFFICER AND DIRECTOR CONTRACTS

     Section 8.01 Indemnification: Third Party Actions. The corporation shall have the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, or suit by or in the right of the corporation to procure a judgement in its favor by reason of the fact that he or she is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees) judgments, fines, and amounts paid in settlement actually and reasonably incurred by him or her in connection with any such action, suit or proceeding, if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interest of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The termination of any action, suit, or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, he or she had reasonable cause to believe that his or her conduct was unlawful.

         Section 8.02 Indemnification: Corporate Actions. The corporation shall have the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he or she is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, against expenses (including attorneys' fees) actually and reasonably incurred by him or her in connection with the defense or settlement of such action or suit, if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification shall be made in respect of any claim, issue, or matter as to which such a person shall have been adjudged to be liable for negligence or misconduct in the performance of his or her duty to the corporation, unless and only to the extent that the court in which the action or suit was brought shall determine on application that, despite the adjudication of liability but in view of all circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

         Section 8.03 Determination. To the extent that a director, officer, employee, or agent of the corporation has been successful on the merits or otherwise in defense of any action, suit, or proceeding referred to in Sections
8.01 and 8.02 hereof, or in defense of any claim, issue, or matter therein, he or she shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him or her in connection therewith. Any other indemnification under Sections 8.01 and 8.02 hereof, shall be made to the corporation upon a determination that indemnification of the officer, director, employee, or agent is proper in the circumstances because he or she has met the applicable standard of conduct set forth in Sections 8.01 and 8.02 hereof. Such determination shall be made either (i) by the Board of Directors by a majority of a quorum consisting of directors who were not parties to such action, suit, or proceeding; or (ii) by independent legal counsel on a written opinion; or
(iii) by the shareholders by a majority vote of a quorum of shareholders at any meeting duly called for such purpose.

     Section 8.04 General Indemnification. The indemnification provided by this Section shall not be deemed exclusive of any other indemnification granted under any provision of any statute, in the corporation's Articles of Incorporation, these Bylaws, agreement, vote of shareholders or disinterested directors, or otherwise, both as to action in his or her official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee, or agent, and shall inure to the benefit of the heirs and legal representatives of such a person.

         Section 8.05 Advances. Expenses incurred in defending a civil or criminal action, suit or proceeding as contemplated in this Section may be paid by the corporation in advance of the final disposition of such action, suit, or proceeding upon a majority vote of a quorum of the Board of Directors and upon receipt of an undertaking by or on behalf of the director, officers, employee, or agent to repay such amount or amounts unless if it is ultimately determined that he or she is to be indemnified by the corporation as authorized by this Section.

         Section 8.06 Scope of Indemnification. The indemnification authorized by this Section shall apply to all present and future directors, officers, employees, and agents of the corporation and shall continue as to such persons who cease to be directors, officers, employees, or agents of the corporation, and shall inure to the benefit of the heirs, executors, and administrators of all such persons and shall be in addition to all other indemnification permitted by law.

         8.07 Insurance. The corporation may purchase and maintain insurance on behalf of any person who is or was a director, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise against any liability asserted against him or her and incurred by him or her in any such capacity, or arising out of his or her status as such, whether or not the corporation would have the power to indemnify him or her against any such liability and under the laws of the state of incorporation, as the same may hereafter be amended or modified.

                                   ARTICLE IX
                                   FISCAL YEAR

         The fiscal year of the corporation shall be fixed by resolution of the Board of Directors.


                                    ARTICLE X
                                    DIVIDENDS

         The Board of Directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and on the terms and conditions provided by the Articles of Incorporation and these Bylaws.

                                   ARTICLE XI
                                   AMENDMENTS

         All Bylaws of the corporation, whether adopted by the Board of Directors or the shareholders, shall be subject to amendment, alteration, or repeal, and new Bylaws may be made, except that;

     (a) No Bylaws adopted or amended by the shareholders shall be altered or repealed by the Board of Directors;

         (b) No Bylaws shall be adopted by the Board of Directors which shall require more than a majority of the voting shares for a quorum at a meeting of shareholders, or more than a majority of the votes cast to constitute action by the shareholders, except where higher percentages are required by law; provided, however that (I) if any Bylaw regulating an impending election of directors is adopted or amended or repealed by the Board of Directors, there shall be set forth in the notice of the next meeting of shareholders for the election of directors, the Bylaws so adopted or amended or repealed, together with a concise statement of the changes made; and (ii) no amendment, alteration or repeal of this Article XI shall be made except by the shareholders.

                            CERTIFICATE OF SECRETARY

         The undersigned does hereby certify that he or she is the secretary of SEAFOODS PLUS, LTD., a corporation duly organized and existing under and by virtue of the laws of the State of Delaware; that the above and foregoing bylaws of said corporation were duly and regularly adopted as such by the Board of Directors of the corporation at a meeting of the board of Directors, which was duly and regularly held on the _____________ day of _________________, 1996 and that the above and foregoing Bylaws are now in full force and effect.

         DATED this ________ day of _______, 1996.



         -------------------------------------
         Secretary




                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SINGLE CHIP SYSTEMS, INC.


Date: AUGUST 6, 1996                         By  /s/ Jeff D. Jenson


Date: AUGUST 6, 1996                         By  /s/ Richell V. Jenson


Date: AUGUST 6, 1996                         By  /s/ Harold T. Jenson


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                             SINGLE CHIP SYSTEMS, INC.


Date: AUGUST 6, 1996                         By  /s/ Jeff D. Jenson


Date: AUGUST 6, 1996                         By  /s/ Richell V. Jenson


Date: AUGUST 6, 1996                         By  /s/ Harold T. Jenson

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS - Enclosed.






     SUPPLEMENTAL  INFORMATION  TO BE FURNISHED  WITH REPORTS FILED  PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

                  No annual report or proxy material has been forwarded to securities holders of the Registrant during the period covered by this report or for the previous three calendar years ended December 31; however, if any annual report or proxy material is furnished to security holders in connection with the annual meeting of stockholders to be held in 1996, a copy of any such annual report or proxy materials shall be forwarded to the Commission when it is forwarded to security holders.