Form 10-Q
period 1995-06-30
TRIPLE CHIP SYSTEMS INC
filed 1996-08-08
CIK 785968

                   U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                         Commission File No. 33-2249-FW


                            TRIPLE CHIP SYSTEMS, INC.
                 (Name of Small Business Issuer in its Charter)


             DELAWARE                                  75-2072206
   (State or Other Jurisdiction of             (I.R.S. Employer I.D. No.)
    incorporation or organization)


                         1787 East Ft. Union Blvd., #106
                           Salt Lake City, Utah 84121
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801) 942-7722


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes    No   X          (2)  Yes  X    No
        ----    ----                 ----      ----

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the Issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a Plan confirmed by a court. Yes_____ No X

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                  AUGUST 1, 1996

                                    416,465*

     *Reflects a 200 for 1 reverse split of the outstanding voting securities effective June 10, 1996, while retaining the authorized capital at $50,000 divided into 500,000,000 shares of one mill ($0.0001) par value common voting stock, and with appropriate adjustments in the stated capital and capital surplus accounts of the Company.



PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending September 30, 1995, or since December 31, 1988. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Delaware and keeping its reports "current" with the Securities and Exchange Commission. Management does not anticipate that the Company will have to raise additional funds during the next 12 months.

Results of operations.
- ----------------------

     The Company has had no operations since December 31, 1988. During the quarterly period covered by this Report, the Company received no revenue and had no expenses.


PART II - OTHER INFORMATION

Item 1.Legal Proceedings.
- -------------------------

None; not applicable.

Item 2.Changes in Securities.
- -----------------------------

None; not applicable.

Item 3.Defaults Upon Senior Securities.
- ---------------------------------------

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.
- -----------------------------------------------------------

     No matter was submitted to a vote of security holders of the Company during the period covered by this Report, whether through the solicitation of proxies or otherwise.

Item 5.Other Information.
- -------------------------

None; not applicable.

Item 6.Exhibits and Reports on Form 8-K.
- ----------------------------------------

(a)Exhibits.*

None.

(b)Reports on Form 8-K.

None.

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.


                     SINGLE CHIP SYSTEMS INTERNATIONAL, INC.
                 [Formerly Longhorn Development Company, Inc.]
                                 BALANCE SHEETS
                       June 30, 1995 and December 31, 1994

                                                 6/30/95       12/31/94
                                               -----------   -----------
                                                [Unaudited]
ASSETS

    Total Current Assets                     $          0  $          0

                                               -----------   -----------
TOTAL ASSETS                                 $          0  $          0
                                               ===========   ===========

LIABILITIES & EQUITY

LIABILITIES

    Current Liabilities
        Loans from stockholders              $     60,500        60,500
                                               -----------   -----------
    Total Current Liabilities                      60,500        60,500
                                               -----------   -----------

                                               -----------   -----------
TOTAL LIABILITIES                                  60,500        60,500

EQUITY
        Common Stock                                3,333         3,333
        Paid-in Capital                           180,056       180,056
        Accumulated Deficit During Development   (243,889)     (243,889)
                                               -----------   -----------
TOTAL EQUITY                                     (60,500)       (60,500)

                                               -----------   -----------
TOTAL LIABILITIES & EQUITY                   $          0  $          0
                                               ===========   ===========



     NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 1987 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.


                     SINGLE CHIP SYSTEMS INTERNATIONAL, INC.
                 [Formerly Longhorn Development Company, Inc.]
                            STATEMENTS OF OPERATIONS
            For the Three-Month Periods Ended March 31, 1996 and 1995
                                                                                                Inception
                                        Three Months  Three Months  Nine Months  Nine Months   [11/12/85]
                                           Ended         Ended         Ended        Ended        through
                                          9/30/95       9/30/94       9/30/95      9/30/94       9/30/95
                                        ------------  ------------  -----------   ----------   -----------
                                        [Unaudited]   [Unaudited]   [Unaudited]   [Unaudited]  [Unaudited]
REVENUE
    Interest Income                   $           0  $          0  $        0    $        0    $     3,618
                                        ------------  ------------  ----------    ----------    ----------
NET REVENUE                                       0             0           0             0          3,168

OPERATING EXPENSES
    Directors Fees                                0             0           0             0          1,200
    Franchise Tax                                 0             0           0             0            913
    Legal & Accounting                            0             0           0             0         12,617
    Fees                                          0             0           0             0            190
    Travel                                        0             0           0             0          1,856
    Payroll                                       0             0           0             0          7,000
    Office Expense                                0             0           0             0          3,279
    Bank Charges                                  0             0           0             0            284
    Transfer Fees                                 0             0           0             0          2,981
    Other Expenses                                0             0           0             0        116,663

                                        ------------  ------------  ----------    ----------     ---------
TOTAL OPERATING EXPENSES                          0             0           0             0        146,953

                                        ------------  ------------  ----------    ----------     ----------
NET INCOME/(LOSS) FROM OPERATIONS                 0             0           0             0       (143,335)
                                        ============  ============  ==========    ==========     ==========
OTHER EXPENSES:
     Write-off Technology License Asset           0             0           0             0        100,000
     Write-off Symetrix Corp. Investment          0             0           0             0            350
     Income Tax Expense                           0             0           0             0            204
                                        ------------  ------------  ----------    ----------     ----------
TOTAL OTHER EXPENSES                              0             0           0             0        100,554
                                        ------------  ------------  ----------    ----------     ----------
NET INCOME/(LOSS)                     $           0  $          0  $        0   $         0    $  (243,889)
                                        ============  ============  ==========    ==========     ==========
NET LOSS PER SHARE                    $       (0.01) $       0.00  $     0.00   $      0.00    $     (0.01)
                                        ============  ============  ==========    ==========     ==========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                            33,333,334    33,333,334  33,333,334    33,333,334     28,793,104
                                        ============  ============ ==========    ===========    ==========



                     SINGLE CHIP SYSTEMS INTERNATIONAL, INC.
                 [Formerly Longhorn Development Company, Inc.]
              STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH PERIODS
                        Ended September 30, 1995 and 1994
                                                                                             Inception
                                                       Three Months       Nine Months        [11/12/85]
                                                           Ended             Ended             through
                                                          9/30/95           9/30/94            9/30/95
                                                       --------------    --------------      ----------
                                                        [Unaudited]       [Unaudited]        [Unaudited

Cash Flows Used For Operating Activities
- -------------------------------------------------------
  Net Loss                                           $             0  $              0    $    (143,539)

                                                       --------------    --------------     ------------
      Net Cash Used For Operating Activities                       0                 0         (143,539)
                                                       ==============    ==============     ============

Cash Flows from Investing Activities
- ------------------------------------
     Increase in Technology license agreement                      0                 0         (100,000)
     Increase in investment - Symetrix Corporation                 0                 0             (350)
                                                        -------------    --------------     ------------
Net Cash Used for Investing Activities                             0                 0         (100,350)

Cash Flows Provided by Financing Activities
- -------------------------------------------------------
  Loans payable to shareholders                                    0                 0           60,500
  Issuance of common stock                                         0                 0          183,389
                                                         ------------    --------------     ------------
Net Cash provided by Financing Activities                          0                 0          243,889

      Net Increase In Cash                                         0                 0                0

      Beginning Cash Balance                                       0                 0                0
                                                        -------------     -------------     ------------

      Ending Cash Balance                          $               0 $               0    $           0
                                                       ==============    ==============     ============
Supplemental Disclosure of Cash Flow Information
- ------------------------------------------------
     Noncash Investing Activities:
          Write-off technology license agreement   $               0 $               0    $     100,000
          Write-off technology Symetrix Corp.      $               0 $               0    $         350

          Cash paid for income tax                 $               0 $               0    $         204



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     TRIPLE CHIP SYSTEMS, INC.



Date: August 7, 1996             By________________________________________
                                  Jeffrey D. Jenson, Director and President



Date: August 7, 1996             By________________________________________
                                  Richell V. Jenson, Director and Vice President



Date: August 7, 1996             By________________________________________
                                  Harold T. Jenson, Director and Secretary