Form 10-Q
period 1995-09-30
TRIPLE CHIP SYSTEMS INC
filed 1996-08-08
CIK 785968

                   U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1995

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


                     SINGLE CHIP SYSTEMS INTERNATIONAL, INC.
                 [Formerly Longhorn Development Company, Inc.]
                                 BALANCE SHEETS
                    September 30, 1995 and December 31, 1994

                                                 9/30/95       12/31/94
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


                     SINGLE CHIP SYSTEMS INTERNATIONAL, INC.
                 [Formerly Longhorn Development Company, Inc.]
                            STATEMENTS OF OPERATIONS
            For the Three-Month Periods Ended March 31, 1996 and 1995
                                                                                                Inception
                                        Three Months  Three Months  Nine Months  Nine Months   [11/12/85]
                                           Ended         Ended         Ended        Ended        through
                                          9/30/95       9/30/94       9/30/95      9/30/94       9/30/95
                                        ------------  ------------  -----------   ----------   -----------
                                        [Unaudited]   [Unaudited]   [Unaudited]   [Unaudited]  [Unaudited]
REVENUE
    Interest Income                   $           0  $          0  $        0    $        0    $     3,618
                                        ------------  ------------  ----------    ----------    ----------
NET REVENUE                                       0             0           0             0          3,168

OPERATING EXPENSES
    Directors Fees                                0             0           0             0          1,200
    Franchise Tax                                 0             0           0             0            913
    Legal & Accounting                            0             0           0             0         12,617
    Fees                                          0             0           0             0            190
    Travel                                        0             0           0             0          1,856
    Payroll                                       0             0           0             0          7,000
    Office Expense                                0             0           0             0          3,279
    Bank Charges                                  0             0           0             0            284
    Transfer Fees                                 0             0           0             0          2,981
    Other Expenses                                0             0           0             0        116,663

                                        ------------  ------------  ----------    ----------     ---------
TOTAL OPERATING EXPENSES                          0             0           0             0        146,953

                                        ------------  ------------  ----------    ----------     ----------
NET INCOME/(LOSS) FROM OPERATIONS                 0             0           0             0       (143,335)
                                        ============  ============  ==========    ==========     ==========
OTHER EXPENSES:
     Write-off Technology License Asset           0             0           0             0        100,000
     Write-off Symetrix Corp. Investment          0             0           0             0            350
     Income Tax Expense                           0             0           0             0            204
                                        ------------  ------------  ----------    ----------     ----------
TOTAL OTHER EXPENSES                              0             0           0             0        100,554
                                        ------------  ------------  ----------    ----------     ----------
NET INCOME/(LOSS)                     $           0  $          0  $        0   $         0    $  (243,889)
                                        ============  ============  ==========    ==========     ==========
NET LOSS PER SHARE                    $       (0.01) $       0.00  $     0.00   $      0.00    $     (0.01)
                                        ============  ============  ==========    ==========     ==========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                            33,333,334    33,333,334  33,333,334    33,333,334     28,907,564
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