Form 10KSB/A
period 1995-12-31
TRIPLE CHIP SYSTEMS INC
filed 1996-08-08
CIK 785968

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

Securities Registered under Section 12(g) of the Exchange Act: One Mill ($0.0001) par value common voting stock.

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)   Yes      No X    (2)  Yes X   No
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