Form 10-Q
period 1996-03-31
TRIPLE CHIP SYSTEMS INC
filed 1996-08-08
CIK 785968

                   U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1996

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

(1)  Yes  X  No             (2)  Yes  X    No
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

                                  July 26, 1996

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


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending March 31, 1996, or since December 31, 1988. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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


                     SINGLE CHIP SYSTEMS INTERNATIONAL, INC.
                                 BALANCE SHEETS
                      March 31, 1996 and December 31, 1995

                                                3/31/96       12/31/95
                                               -----------   -----------
                                                [Unaudited]
ASSETS

    Total Current Assets                     $          0  $          0

                                               -----------   -----------
TOTAL ASSETS                                 $          0  $          0
                                               ===========   ===========

LIABILITIES & EQUITY

LIABILITIES

    Current Liabilities
        Loans from stockholders              $      4,320             0
    Total Current Liabilities                       4,320             0
                                               -----------   -----------

                                               -----------   -----------
TOTAL LIABILITIES                                   4,320             0

EQUITY
        Common Stock                                3,349         3,349
        Paid-in Capital                           240,551       240,551
        Accumulated Deficit                     (248,220)     (243,900)
                                               -----------   -----------
TOTAL EQUITY                                      (4,320)             0

                                               -----------   -----------
TOTAL LIABILITIES & EQUITY                   $          0  $          0
                                               ===========   ===========



     NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The March 31, 1995 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.


                     SINGLE CHIP SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
            For the Three-Month Periods Ended March 31, 1996 and 1995

                                        Three Months  Three Months
                                           Ended         Ended
                                          3/31/96       3/31/95
                                        ------------  ------------
                                        [Unaudited]   [Unaudited]
REVENUE
    Income                            $           0 $           0
                                        ------------  ------------
NET REVENUE                                       0             0

OPERATING EXPENSES
    Office Expenses                             300
    Professional Fees                         4,020
                                        ------------  ------------
TOTAL OPERATING EXPENSES                      4,320             0

                                        ------------  ------------
NET INCOME/(LOSS)                     $      (4,320)$           0
                                        ============  ============


NET LOSS PER SHARE                    $       (0.01)         0.00
                                        ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                            33,483,334    33,333,334
                                        ============  ============



                     SINGLE CHIP SYSTEMS INTERNATIONAL, INC.
              STATEMENTS OF CASH FLOWS For the Three-Month Periods
                          Ended March 31, 1996 and 1995

                                                       Three Months      Three Months
                                                           Ended             Ended
                                                          3/31/96           3/31/95
                                                       --------------    --------------
                                                        [Unaudited]       [Unaudited]

Cash Flows Used For Operating Activities
- -------------------------------------------------------
  Net Loss                                           $        (4,320)  $             0
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in loans from shareholder              4,320                 0
                                                       --------------    --------------
      Net Cash Used For Operating Activities                       0                 0
                                                       ==============    ==============

Cash Flows Provided by Financing Activities                        0                 0
- -------------------------------------------------------

      Net Increase In Cash                                         0                 0

      Beginning Cash Balance                                       0                 0

      Ending Cash Balance                          $               0 $               0
                                                       --------------    --------------

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