Form 10-Q
period 1996-06-30
TRIPLE CHIP SYSTEMS INC
filed 1996-08-08
CIK 785968

                   U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1996

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


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending June 30, 1996, or since December 31, 1988. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Item 4.Submission of Matters to a Vote of Security Holders.
- -----------------------------------------------------------

     No matter was submitted to a vote of security holders of the Company during the period covered by this Report, except the resolutions of the Board of Directors to change the name to "Triple Chip Systems, Inc.", effect a reverse split of 200 to 1 and issue shares to Jenson Services, Inc. which were adopted at a special meeting of stockholders on May 6, 1996. 111,146 post split shares or approximately 66% of the outstanding voting securities of the Company voted in favor of the name change, the 200 to one reverse split and the issuance of 250,000 post-split "unregistered" and "restricted" shares of the Company's common stock to Jenson Services, with none voting against and none abstaining.

Item 5.Other Information.
- -------------------------

None; not applicable.

Item 6.Exhibits and Reports on Form 8-K.
- ----------------------------------------

(a)Exhibits.*

None.

(b)Reports on Form 8-K.

None.

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

                            TRIPLE CHIP SYSTEMS, INC.
            Formerly Known as Single Chip Systems International, Inc.
                                 BALANCE SHEETS
                       June 30, 1996 and December 31, 1995

                                                              6/30/96          12/31/95
                                                           --------------    --------------
                                                              [Unaudited]
ASSETS

     Total Current Assets                                $             0   $             0

                                                           --------------    --------------
TOTAL ASSETS                                             $             0   $             0
                                                           ==============    ==============

LIABILITIES & EQUITY

LIABILITIES

     Current Liabilities
         Loans from stockholders                         $             0   $             0
                                                           --------------    --------------
     Total Current Liabilities                                         0                 0

                                                           --------------    --------------
TOTAL LIABILITIES                                                      0                 0

EQUITY
         Common Stock                                                 42             3,349
         Paid-in Capital                                         249,215           240,551
         Accumulated Deficit                                    (249,257)         (243,900)
                                                           --------------    --------------
TOTAL EQUITY                                                           0                 0

                                                           --------------    --------------
TOTAL LIABILITIES & EQUITY                               $             0   $             0
                                                           ==============    ==============



     NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 1995 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

                           TRIPLE CHIP SYSTEMS, INC.
            FORMERLY KNOWN AS SINGLE CHIP SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
            For the Three-Month Periods Ended June 30, 1996 and 1995

                                         Three Months    Three Months
                                           Ended         Ended
                                          6/30/96       6/30/95
                                        ------------  ------------
                                        [Unaudited]   [Unaudited]
REVENUE
    Income                            $           0 $           0
                                        ------------  ------------
NET REVENUE                                       0             0

OPERATING EXPENSES
    Office Expenses                             975
    Professional Fees                            62
                                        ------------  ------------
TOTAL OPERATING EXPENSES                      1,037             0

                                        ------------  ------------
NET INCOME/(LOSS)                     $      (1,037)$           0
                                        ============  ============


NET LOSS PER SHARE                    $       (0.01)         0.00
                                        ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                            24,938,222    33,333,334
                                        ============  ============

                          TRIPLE CHIP SYSTEMS, INC.
            FORMERLY KNOWN AS SINGLE CHIP SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
            For the Six-Month Periods Ended June 30, 1996 and 1995

                                         Six Months    Six Months
                                           Ended         Ended
                                          6/30/96       6/30/95
                                        ------------  ------------
                                        [Unaudited]   [Unaudited]
REVENUE
    Income                            $           0 $           0
                                        ------------  ------------
NET REVENUE                                       0             0

OPERATING EXPENSES
    Office Expenses                           1,275
    Professional Fees                         4,082
                                        ------------  ------------
TOTAL OPERATING EXPENSES                      5,357             0

                                        ------------  ------------
NET INCOME/(LOSS)                     $      (5,357)$           0
                                        ============  ============


NET LOSS PER SHARE                    $       (0.01)         0.00
                                        ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                            29,304,680    33,333,334
                                        ============  ============


                           TRIPLE CHIP SYSTEMS, INC.
            FORMERLY KNOWN AS SINGLE CHIP SYSTEMS INTERNATIONAL, INC.
              STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH PERIODS
                          Ended June 30, 1996 and 1995

                                                         Six Months       Six Months
                                                           Ended             Ended
                                                          6/30/96           6/30/95
                                                       --------------    --------------
                                                        [Unaudited]       [Unaudited]

Cash Flows Used For Operating Activities
- -------------------------------------------------------
  Net Loss                                           $        (5,537)  $             0
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in loans from shareholder              5,357                 0
                                                       --------------    --------------
      Net Cash Used For Operating Activities                       0                 0
                                                       ==============    ==============

Cash Flows Provided by Financing Activities                        0                 0
- -------------------------------------------------------

      Net Increase In Cash                                         0                 0

      Beginning Cash Balance                                       0                 0

      Ending Cash Balance                          $               0 $               0
                                                       --------------    --------------

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