Form 10QSB
period 1996-09-30
TRIPLE CHIP SYSTEMS INC
filed 1996-10-25
CIK 785968

                   U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

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

                                 October 1, 1996

                                    417,465*

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


PART II - OTHER INFORMATION

Item 1.Legal Proceedings.
-------------------------

None; not applicable.

Item 2.Changes in Securities.
-----------------------------

None; not applicable.

Item 3.Defaults Upon Senior Securities.
---------------------------------------

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

Item 5.Other Information.
-------------------------

None; not applicable.

Item 6.Exhibits and Reports on Form 8-K.
----------------------------------------

(a)Exhibits.*

None.

(b)Reports on Form 8-K.

None.

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

                            TRIPLE CHIP SYSTEMS, INC.
            Formerly Known as Single Chip Systems International, Inc.
                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995

                                                              9/30/96          12/31/95
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
                                                           ==============    ==============

LIABILITIES & EQUITY

LIABILITIES

     Current Liabilities
         Loans from stockholders                         $         2,802   $             0
                                                           --------------    --------------
     Total Current Liabilities                                     2,802                 0

                                                           --------------    --------------
TOTAL LIABILITIES                                                  2,802                 0

EQUITY
         Common Stock                                                 42             3,349
         Paid-in Capital                                         249,215           240,551
         Accumulated Deficit                                    (252,059)         (243,900)
                                                           --------------    --------------
TOTAL EQUITY                                                      (2,802)                0

                                                           --------------    --------------
TOTAL LIABILITIES & EQUITY                               $             0   $             0
                                                           ==============    ==============


                           TRIPLE CHIP SYSTEMS, INC.
            FORMERLY KNOWN AS SINGLE CHIP SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
          For the Three-Month Periods Ended September 30, 1996 and 1995

                                        Three Months  Three Months
                                           Ended         Ended
                                          9/30/96       9/30/95
                                        ------------  ------------
                                        [Unaudited]   [Unaudited]
REVENUE
    Income                            $           0 $           0
                                        ------------  ------------
NET REVENUE                                       0             0

OPERATING EXPENSES
    Office Expenses                           1,857
    Professional Fees                           945
                                        ------------  ------------
TOTAL OPERATING EXPENSES                      2,802             0

                                        ------------  ------------
NET INCOME/(LOSS)                     $      (2,802)$           0
                                        ============  ============


NET LOSS PER SHARE                    $       (0.01)         0.00
                                        ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                               416,465     33,483,334
                                        ============  ============

                          TRIPLE CHIP SYSTEMS, INC.
            FORMERLY KNOWN AS SINGLE CHIP SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
          For the Nine-Month Periods Ended September 30, 1996 and 1995

                                        Nine Months   Nine Months
                                           Ended         Ended
                                          9/30/96       9/30/95
                                        ------------  ------------
                                        [Unaudited]   [Unaudited]
REVENUE
    Income                            $           0 $           0
                                        ------------  ------------
NET REVENUE                                       0             0

OPERATING EXPENSES
    Office Expenses                           3,132             0
    Professional Fees                         5,027             0
    Other Expenses                              450             0
                                        ------------  ------------
TOTAL OPERATING EXPENSES                      8,159             0

                                        ------------  ------------
NET INCOME/(LOSS)                     $      (8,159)$           0
                                        ============  ============


NET LOSS PER SHARE                    $       (0.01)         0.00
                                        ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                            20,011,647    33,483,334
                                        ============  ============


                           TRIPLE CHIP SYSTEMS, INC.
            FORMERLY KNOWN AS SINGLE CHIP SYSTEMS INTERNATIONAL, INC.
              STATEMENTS OF CASH FLOWS FOR THE NINE-MONTH PERIODS
                       Ended September 30, 1996 and 1995

                                                        Nine Months       Nine Months
                                                           Ended             Ended
                                                          9/30/96           9/30/95
                                                       --------------    --------------
                                                        [Unaudited]       [Unaudited]

Cash Flows Used For Operating Activities
-------------------------------------------------------
  Net Loss                                           $        (8,159)  $             0
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Issuance of common stock in exhange for
     expenses paid by a shareholder                            5,357
    Increase/(Decrease) in loans from shareholder              2,802                 0
                                                       --------------    --------------
      Net Cash Used For Operating Activities                       0                 0
                                                       ==============    ==============


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     TRIPLE CHIP SYSTEMS, INC.



Date:                           By________________________________________
                                  Jeffrey D. Jenson, Director and President



Date:                           By________________________________________
                                  Richell V. Jenson, Director and Vice President



Date:                           By________________________________________
                                  Harold T. Jenson, Director and Secretary