Form 10QSB
period 1996-10-31
MILLER PETROLEUM INC
filed 1997-05-07
CIK 785968

                   U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended
                                       -------------
[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from October 1, 1996 to October 31, 1996
                                        ---------------    ----------------


                         Commission File No. 33-2249-FW


                             MILLER PETROLEUM, INC.
                             ----------------------
                  (Name of Small Business Issuer in its Charter)


             TENNESSEE                                   75-2072206
             ---------                                   ----------
   (State or Other Jurisdiction of               (I.R.S. Employer I.D. No.)
    incorporation or organization)


                                 3651 Baker Highway
                            Huntsville, Tennessee  37756
                            ----------------------------
                     (Address of Principal Executive Offices)

                   Issuer's Telephone Number:  (423) 663-9457


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X   No             (2)  Yes  X    No
         ---     ---                  ---      ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a Plan confirmed by a court.  Yes     No  X
                                                      ---    ---



                       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                  May 6, 1997

                                  6,055,000




                       PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of the Registrant required to be filed with this 10-QSB Transition Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                          MILLER PETROLEUM, INC.
                             Balance Sheet
                               ASSETS

                                      October 31,         April 30,
                                        1996                1996
                                      (Unaudited)        (Unaudited)
CURRENT ASSETS

 Cash                                   $ 10,575           $ 17,744
 Accounts receivable                     178,001            117,864
 Inventory                               232,752            232,752
 Total Current Assets                    421,328            368,360

PROPERTY AND EQUIPMENT

 Property and equipment, less            873,646            841,965
 Accumulated depreciation               (430,575)          (366,344)
 Total Property and Equipment            443,071            475,621

OIL AND GAS PROPERTIES

 Properties being amortized              394,751            394,751
 Less accumulated amortization          (180,616)          (158,704)
 Total Oil and Gas Properties            214,135            236,047

OTHER ASSETS

 Bonds                                    40,500             40,500
 Land                                     11,500             11,500
 Investments                              25,507             25,507
 Note receivable                         305,622            261,538
 Total Other Assets                      383,129            339,045

 TOTAL ASSETS                        $ 1,461,663        $ 1,419,073


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                      $ 175,751          $ 107,180
 Accrued expenses                          9,478              9,640
 Long-term debt current portion          349,982            335,616
 Total Current Liabilities               535,211            452,436

LONG-TERM DEBT

 Long-term debt                           15,474             30,818
 STOCKHOLDERS' EQUITY
 Common stock, 50,000,000 shares
 authorized at $0.0001 par,
 6,000,000 shares issued and
 outstanding                                 600                600
 Additional paid-in-capital              491,744            491,744
 Retained earnings                       418,634            443,475
 Total Stockholders' Equity              910,978            935,819
 TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                            $ 1,461,663        $ 1,419,073


                           MILLER PETROLEUM, INC.
                          Statements of Operations
                                (Unaudited)
                                 For the Three Months      For the Six Months
                                  Ended October 31,         Ended October 31,
                                  1996          1995        1996          1995
REVENUES

 Service and drilling revenue   $ 114,966   $ 259,581     $ 268,867 $ 519,162
 Oil and gas revenue               53,612      58,550       113,196   117,101
 Retail sales                      52,271     133,075        79,069   266,149
 Other revenue                    (29,287)     23,222        10,805    46,443
 Total Revenue                    191,562     474,428       471,937   948,855

COST AND EXPENSES

 Well operating expense            36,411     115,781        60,243   231,562
 Depreciation and amortization     22,026      30,444        86,143    60,888
 General and administrative
  expenses                        176,845     301,762       343,083   603,522
 Total Cost and Expenses          235,282     447,987       489,469   895,972
 Net Income (loss) From
  Operations                      (43,720)     26,441       (17,532)   52,883

OTHER INCOME (EXPENSE)

 Interest income                    5,921         446        10,621       891
 Interest expense                  (9,084)     (7,874)      (17,930)  (15,747)
 Total Other Income (Expense)      (3,163)     (7,428)       (7,309)  (14,856)
 Income Taxes                         -           -             -         -
Net Income (Loss)               $ (46,883)   $ 19,013     $ (24,841) $ 38,027
 Income (Loss) Per Share          $ (0.01)     $ 0.00        $(0.00) $   0.00

 Weighted Average Shares
   Outstanding                   6,000,000  6,000,000     6,000,000 6,000,000

                              MILLER PETROLEUM, INC.
                             Statement of Cash Flows
                                  (Unaudited)
                                                 For the         For the
                                               Three Months     Six Months
                                                  Ended            Ended
                                                October 31,     October 31,
                                                  1996             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                             $ (46,883)       $ (24,841)
 Adjustments to reconcile net income (loss)
 to net cash provided (used) by operating
 activities:
 Depreciation and amortization                    22,026           86,143
 (Increase) decrease in accounts receivable      (44,969)         (60,137)
 Increase (decrease) in accounts payable          21,407           68,571
 Increase (decrease) in accrued expenses           5,708             (162)
 Net Cash Provided(Used) by Operating Activities (42,711)          69,574

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of properly end equipment              (26,626)         (31,681)
 Not Cash Used by Investing Activities           (26,626)         (31,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Loans to shareholder                             (8,932)         (44,084)
 Repayment of notes payable                      (12,095)         (59,970)
 Borrowing of notes payable                       48,710           58,992
 Net Cash Provided (Used) by Financing Activities 27,683          (45,062)
 INCREASE (DECREASE) IN CASH                     (41,654)          (7,169)
 BALANCE BEGINNING OF PERIOD                      52,229           17,744
 BALANCE END OF PERIOD                          $ 10,575         $ 10,575
 SUPPLEMENTAL CASH FLOWS INFORMATION:
 Cash paid for
 Interest                                        $ 9,084         $ 17,930
 Income taxes                                    $   -           $    -

The accompanying notes are an integral part of these financial statements.

                              MILLER PETROLEUM, INC.
                        Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The Company incorporated under the laws of the State of Tennessee on January 24, 1978. The Company drills, services and operates oil and gas wells.

b. Basis of Financial Statement Presentation

The Company prepares its financial statements on the accrual basis of accounting. Under this method of accounting, revenue is recognized when earned and expenses are recognized when goods or services are received, whether paid or not.

c. Income (Loss) Per Share

Income (loss) per common share is based on the weighted average number of common shares outstanding.

d. Cash Equivalents

The Company considers all investments with a maturity of three months or less when purchased to be cash equivalents.

e. Income Taxes

Deferred income taxes, when applicable, arise from timing differences in the recognition of certain income and expense items for tax purposes. Such differences arise primarily from the use of different method of accounting for depletion, depreciation, amortization and intangible drilling costs.

f. Gas Balancing

The Company records gas revenue based on the entitlement method. Under this method, recognition of revenue is based on the Company's prorate share of each wells production. During such times as the Company's sales of gas exceed its prorate ownership in a well, a liability is recorded, and conversely, a receivable is recorded for wells in which the Company's sales of gas are less than its prorata share.

9. Accounts Receivable

Accounts receivable is presented at net realizable value. All accounts receivable are considered collectible.
h. Inventory

Inventory is stated at cost.

i. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

j. Interim Financial Statements

The accompanying financial statements include all of the adjustments which in the opinion of the management are necessary for presentation in accordance with generally accepted accounting principles. All such adjustments are of a normal recurring nature.

NOTE 2 - OIL AND GAS PROPERTIES

Tho Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interest in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Property and equipment consist of the following:
                                                        October 31,
                                                           1996

       Machinery and equipment                          $ 455,778
       Vehicles                                           217,221
       Office equipment                                    27,272
       Building improvements                              173,375
                                                          873,646
       Accumulated Depreciation                          (430,575)
       Net                                              $ 443,071

NOTE 4 - BONDS

All of the oil and gas bonds required for well operators by tho Tennessee Oil and Gas Board are in the name of Deloy Miller. Consequently, Mr. Miller is listed by the state as well operator for Miller Petroleum, Inc. wells. Mr. Miller got the bonds before the Company was incorporated.

NOTE 5 - RELATED PARTY TRANSACTIONS

Tho Company has a note receivable from Deloy Miller (majority stockholder) for $305,622 at October 31, 1996.

NOTE 6 - NOTES PAYABLE

 Notes payable are as follows:
                                                        October 31,
                                                           1996
 Note payable @ 9.85%, due December 28, 1998, secured by
 operating equipment.                                     $ 13,095

 Line of credit note payable at 11.3%, due currently,
 secured by real estate                                     50,687

 Note payable at 9.25% interest due in monthly
 installments of $386, secured by a 1995 Chevrolet
 Pickup                                                     15,977

 Note payable at 10% interest due in monthly installments
 of $619, secured by a 1994 Toyota Land Cruiser             28,277

 Line of credit note payable at 9%, due currently secured
 by pledged receivables                                     39,653

 Line of credit note payable at 10.5%, due currently
 secured by equipment and inventory                        105,600

 Notes payable at 10% interest, secured by working
 interest in six natural gas wells                          83,852

 Note payable to Lawrence LaRue, unsecured                  16,090

 Note payable at 6%, secured by working interest in an
 oil well                                                    2,688

 Note payable at 6%, secured by working interest in an
 oil well                                                    2,688

 Notes payable at 10% interest, payable in monthly
 installments of $146, secured by Dell computer              1,882

 Note payable at 10% interest due in monthly installments
 of $255, secured by DCZ355 Mita Copier                      4,679

 Note payable at 10% interest due in monthly installments of
 $292, secured by a waste oil finance                          288

 Total Long Term Debt                                      365,456

 Less: Current Portion                                    (349,982)
 Long Term Debt, excluding Current Portion                $ 15,474

NOTE 7 - GENERAL AND ADMINISTRATIVE EXPENSES

Details of general and administrative expenses are as follows:
                                                           For the
                                                          Six Months
                                                            Ended
                                                          October 31,
                                                             1996

 Direct labor                                             $ 93,588
 Fuel and oil                                               26,647
 Parts and repairs                                          37,990
 Subcontractors                                             18,976
 Travel                                                        659
 Trucking and dozer                                          9,304
 Well operating costs                                       27,098
 Purchases-resale                                           14,517
 Equipment rentals                                           8,766
 Office expense                                              3,272
 Insurance                                                  38,632
 Legal and professional                                     21,619
 Telephone                                                  11,147
 Office rent                                                 4,070
 Taxes                                                      12,179
 Utilities                                                   7,689
 Miscellaneous                                               6,655
 Donations                                                     275
 Total General and Administrative                        $ 343,083

NOTE 8 - INCOME TAXES

The Company has a net operating loss carryforward of approximately $25,000 at October 31, 1996, which has been offset by a valuation allowance for the full amount.

NOTE 9 - REORGANIZATION

Miller Services, Inc. and Energy Cell, Inc. were merged into Miller Petroleum, Inc. effective May 1, 1996.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation
-----------------

          The Company did not engage in any material operations during the transition period covered by this Report. Following the completion of the reorganization described in Item 5 of this Report, the Registrant became engaged in the operation of gas and oil wells, the acquisition and development of gas and oil leases, the rebuilding and sales of oil field equipment and the organization of joint venture drilling programs with industry partners.

Results of Operations
---------------------

          During the quarterly period ended October 31, 1996, Miller Petroleum, Inc., a Tennessee corporation ( Miller Petroleum Tennessee ), which may be deemed to be the Registrant s predecessor, received total revenues of $191,562, including service and drilling revenue of $114,966 and oil and gas revenue of $53,612. Total cost and expenses during this period were $235,282, and Miller Petroleum Tennessee had a net loss from operations of $43,720. Net loss during the quarterly period ended October 31, 1996, was $46,883, or $0.01 per share.


                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Except as indicated in Item 5 below, no matter was submitted to a vote of security holders of the Company during the period covered by this Report, whether through the solicitation of proxies or otherwise.

Item 5.   Other Information.

          Pursuant to an Agreement and Plan of Reorganization dated
December 20, 1996 (the Plan ), between the Registrant; Miller Petroleum Tennessee; and the stockholders of Miller Petroleum Tennessee (sometimes collectively called the Miller Petroleum Tennessee Stockholders ), the Miller Petroleum Tennessee Stockholders became the controlling stockholders of the Registrant in a transaction viewed as a reverse acquisition, and Miller Petroleum Tennessee became a wholly-owned subsidiary of the Registrant.

          At a meeting held December 31, 1996, the stockholders of the Registrant adopted, ratified and approved resolutions to change the Registrant s domicile by merging the Delaware parent into the Tennessee subsidiary and to change the name of the Registrant to Miller Petroleum,
Inc.   A total of 5,417,465 shares were authorized to vote; 5,000,000 shares voted for the adoption of the resolutions, with none against and none abstaining. In addition, the Registrant has adopted the fiscal year end of Miller Petroleum Tennessee, which is April 30.

            Each of these events was disclosed in a Current Report on Form 8-K dated December 20, 1996, filed with the Securities and Exchange Commission on January 15, 1997, and which is incorporated herein by reference. See Item 6 of this Report.

Item 6.   Exhibits and Reports on Form 8-K.*

          (a)   Exhibits.

                None.

          (b)   Reports on Form 8-K.

                Current Report on Form 8-K, dated December 20, 1996.

* A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MILLER PETROLEUM, INC.



Date: 5/7/97                           By:/s/Deloy Miller
                                       President and Director


Date: 5/7/97                           By:/s/Lawrence LaRue
                                       Secretary/Treasurer