Form 10QSB
period 1997-01-31
MILLER PETROLEUM INC
filed 1997-05-07
CIK 785968

                   U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended  January 31, 1997
                                        ----------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
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

                              MILLER PETROLEUM, INC.
                                 Balance Sheet
                                    ASSETS

                                            January 31,      April 30,
                                              1997             1996
                                            (Unaudited)     (Unaudited)
 CURRENT ASSETS
 Cash                                        $    -           $ 17,744
 Accounts receivable                          188,054          117,864
 Inventory                                    226,566          232,752
 Total Current Assets                         414,620          368,360

PROPERTY AND EQUIPMENT

 Property and equipment, less                 875,847          841,965
 Accumulated depreciation                     (446,037)        (366,344)
 Total Property and Equipment                 429,810          475,621

OIL AND GAS PROPERTIES

 Properties being amortized                   394,751          394,751
 Less: accumulated amortization              (191,572)        (158,704)
 Total Oil and Gas Properties                 203,179          236,047

OTHER ASSETS

 Bonds                                         40,500           40,500
 Land                                          11,500           11,500
 Investments                                   25,507           25,507
 Note receivable                              298,238          261,538
 Total Other Assets                           375,745          339,045
 TOTAL ASSETS                             $ 1,423,354      $ 1,419,073

                       LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
 Cash overdraft                               $ 2,337          $   -
 Accounts payable                             125,427          107,180
 Accrued expenses                              20,195            9,640
 Long-term debt-current portion               367,467          335,616
 Total Current Liabilities                    515,426          452,436

LONG-TERM DEBT

 Long-term debt                                72,502           30,818
 STOCKHOLDERS' EQUITY
 Common stock, 50,000,000 shares authorized at
 $0.0001 par; 6,000,000 shares issued
 and outstanding                                  600              600
 Additional paid-in-capital                   491,744          491,744
 Retained earnings                            343,082          443,475
 Total Stockholders' Equity                   835,426          935,819

 TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                   $1,423,354      $ 1,419,073

                              MILLER PETROLEUM, INC.
                             Statements of Operations
                                    (Unaudited)
                                   For the Three Months   For the Nine Months
                                     Ended January 31,     Ended January 31,
                                   1997            1996   1997           1996
REVENUES

 Service and drilling revenue      $ 186,489  $ 206,057   $ 455,356 $ 725,219
 Oil and gas revenue                  48,912     61,287     162,108   178,388
 Retail sales                         66,053     97,858     145,122   364,007
 Other revenue                        28,541     24,833      39,346    71,276
 Total Revenue                       329,995    390,035     801,932 1,338,890

COST AND EXPENSES

 Well operating expense               66,795     86,913     184,120   318,475
 Depreciation and amortization        26,418     28,676     112,561    89,564
 General and administrative expenses 308,744    267,287     594,745   870,809
 Total Cost and Expenses             401,957    382,876     891,426 1,278,848
 Net Income (Loss) From Operations   (71,962)     7,159     (89,494)   60,042

OTHER INCOME (EXPENSE)

 Interest income                       6,118        384      16,739     1,275
 Interest expense                     (9,708)    (8,758)    (27,638)  (24,505)
 Total Other Income - (Expense)       (3,590)    (8,374)    (10,899)  (23,230)

Income Taxes                             -          -           -         -

 Net Income (Loss)                 $ (75,552) $  (1,215) $ (100,393) $ 36,812
 Income (Loss) Per Share           $  (0.01 ) $   (0.00) $    (0.02) $   0.00

 Weighted Average Shares
  Outstanding                      6,000,000   6,000,000  6,000,000 6,000,000

                               MILLER PETROLEUM, INC.
                              Statements of Cash Flows
                                    (Unaudited)
                                              For the              For the
                                            Three Months          Six Months
                                               Ended                Ended
                                             January 31,          January 31,
                                                1996                 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                          $ (75,552)            $ (100,393)
 Adjustments to reconcile net income (loss)
 to net cash used by operating activities:
 Depreciation and amortization                 26,418                112,561
 (Increase) decrease in accounts receivable   (10,053)               (70,190)
 (Increase) decrease in inventory               6,186                  6,186
 Increase (decrease) in accounts payable      (50,324)                18,247
 Increase (decrease) in accrued expenses       10,717                 10,555
 Net Cash Used by Operating Activities        (92,608)               (23,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment            (2,201)               (33,882)
 Net Cash Used by Investing Activities         (2,201)               (33,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Loans to shareholder                             -                  (44,084)
 Repayment of notes payable                   (14,223)               (74,193)
 Borrowing of notes payable                    88,736                147,728
 Repayment of shareholder loans                 7,384                  7,384
 Net Cash Provided by Financing Activities     81,897                 36,835
 INCREASE (DECREASE) IN CASH                  (12,912)               (20,081)
 BALANCE BEGINNING OF PERIOD                   10,575                 17,744

 BALANCE END OF PERIOD                       $ (2,337)              $ (2,337)

 SUPPLEMENTAL CASH FLOWS INFORMATION:
 Cash paid for
 Interest                                     $ 9,708               $ 27,638
 Income taxes                                 $   -                 $    -

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

f. Gas Balancing

The Company records gas revenue based on the entitlement method. Under this method, recognition of revenue is based on the Company's prorata share of each wells production. During such times as the Company's sales of gas exceed its prorata ownership in a well, a liability is recorded, and conversely, a receivable is recorded for wells in which tho Company's sales of gas are less than its prorata share.

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

j. Interim Financial Statements

The accompanying financial statements include all of the adjustments which in the opinion of the management are necessary for presentation in accordance with generally accepted accounting principals. All such adjustments are of a normal recurring nature.

NOTE 2 - OIL AND GAS PROPERTIES

The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interest in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Property and equipment consist of the following:
                                                        January 31,
                                                           1997

          Machinery and equipment                        $ 455,778
          Vehicles                                         219,422
          Office equipment                                  27,272
          Building improvements                            173,375
                                                           875,847
          Accumulated Depreciation                        (446,037)

          Net                                            $ 429,810

NOTE 4 - BONDS

All the oil and gas bonds required for well operators by the Tennessee Oil and Gas Board are in the name of Deloy Miller. Consequently, Mr. Miller is listed by the state as well operator for Miller Petroleum, Inc. wells. Mr. Miller got the bonds before the Company was incorporated.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has a note receivable from Deloy Miller (majority stockholder) for $298,238 at January 31, 1997.

NOTE 6 - NOTES PAYABLE

Notes payable are as follows:
                                                           January 31,
                                                               1997
 Note payable at 9.85%, due December 28, 1996, secured by
 operating equipment.                                        $ 12,000

 Line of credit note payable at 11.3%, due currently,
 secured by real estate                                        42,130

 Note payable at 9.25% interest due in monthly installments
 of $386, secured by a 1995 Chevrolet Pickup                   15,182

 Note payable at 10% interest due in monthly installments
 of $619, secured by a 1994 Toyota Land Cruiser                27,514

 Line of credit note payable at 9%, due currently secured
 by pledged receivables                                        36,222

 Line of credit note payable at 10.5%, due currently secured
 by equipment and inventory                                   132,668

 Notes payable at 10% interest, secured by working interest
 in six natural gas wells                                      69,191

 Note payable to Lawrence LaRue, unsecured                     16,090

 Note payable at 6%, secured by working interest in an oil well 1,849

 Note payable at 6%, secured by working interest in an oil well 1,849

 Notes payable at 10% interest, payable in monthly installments
 of $146, secured by Dell computer                              1,548

 Note payable at 10% interest due in monthly installments of
 $255, secured by DCZ355 Mita Copier                            4,026

 Notes payable at 10% interest, secured by working interest
 in oil wells                                                  75,000

 Note payable at 9.5% interest due in monthly installments
 of $356, secured by a GMC Truck                                4,700

 Total Long-Term Debt                                         439,969
 Less: Current Portion                                       (367,467)

 Long-Term Debt, excluding Current Portion                   $ 72,502

NOTE 7 - GENERAL AND ADMINISTRATIVE EXPENSES

Details of general and administrative expenses are as follows:
                                                              For the
                                                            Nine Months
                                                               Ended
                                                            January 31,
                                                                1997

 Direct labor                                                $ 212,048
 Fuel and oil                                                   44,709
 Parts and repairs                                              83,033
 Subcontractors                                                 34,814
 Travel                                                            909
 Trucking and dozer                                             10,697
 Well operating costs                                           20,540
 Purchases-resale                                               42,858
 Equipment rentals                                              11,714
 Office expense                                                  6,115
 Insurance                                                      35,437
 Legal and professional                                         24,952
 Telephone                                                      12,114
 Office rent                                                     6,488
 Taxes                                                          26,264
 Utilities                                                      12,747
 Miscellaneous                                                   9,031
 Donations                                                         275

 Total General and Administrative                            $ 594,745

NOTE 8 - INCOME TAXES

The Company has a net operating loss carryforward of approximately $100,000 at January 31, 1997, which has been offset by a valuation allowance for the full amount.

NOTE 9 - REORGANIZATION

Miller Services, Inc. and Energy Cell, Inc. were merged into Miller Petroleum, Inc. effective May 1, 1996.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation
-----------------

          Except as indicated in Item 5 below, the Company did not engage in any material operations during the quarterly period covered by this Report. Following the completion of the reorganization described in Item 5 of this Report, the Registrant became engaged in the operation of gas and oil wells, the acquisition and development of gas and oil leases, the rebuilding and sales of oil field equipment and the organization of joint venture drilling programs with industry partners.

Results of Operations
---------------------

          During the quarterly period ended January 31, 1997, Miller Petroleum, Inc., a Tennessee corporation ( Miller Petroleum Tennessee ), which may be deemed to be the Registrant s predecessor, received total revenues of $329,995, including service and drilling revenue of $186,489 and oil and gas revenue of $48,912. Total cost and expenses during this period were $401,957, and Miller Petroleum Tennessee had a net loss from operations of $71,962. Net loss during the quarterly period ended January 31, 1997, was $75,552, or $0.01 per share.


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