Form 10KSB
period 1997-04-30
MILLER PETROLEUM INC
filed 1997-07-31
CIK 785968

U. S. Securities and Exchange Commission
                              Washington, D. C.  20549

                                      FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the fiscal year ended April 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from           to
                                       ---------    ---------

                        Commission File No. 33-2249-FW

                             MILLER PETROLEUM, INC.
               (Name of Small Business Issuer in its Charter)

        TENNESSEE                                     75-2072206
        ---------                                     ----------
State or Other Jurisdiction of               (I.R.S. Employer I.D. No.)
incorporation or organization)

                               3651 Baker Highway
                          Huntsville, Tennessee  37756
                          ----------------------------
                    (Address of Principal Executive Offices)

                   Issuer's Telephone Number:  (423) 663-9457



                                       N/A
                                       ---
        (Former Name or Former Address, if changed since last Report)


Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act: None.

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)   Yes X    No     (2)   Yes X    No
         ---     ---           ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
April 30, 1997 - $1,169,270.



State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

July 30, 1997 - $88.41.  There are approximately 884,068 shares of common
voting stock of the Registrant held by non-affiliates.    During the past five
years, there has been no "established public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share.


                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS)

Not Applicable.


                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                July 30, 1997

                                   6,055,000
                                   ---------

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.


Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                 PART I

Item 1.  Description of Business.

Business Development
--------------------

          Miller Petroleum, Inc. (the "Company") was founded in 1967 by
Deloy Miller, its President. In the beginning, the Company was involved with shallow cable tool oil and gas drilling, but quickly became the industry leader by adapting an Ingersoll-Rand T3 Drillmaster for deeper drilling, thereby modernizing the drilling industry. The Company became the largest drilling contractor in southern Appalachia.

          By the 1980's, the Company was active throughout the Appalachian basin with more than 18 drilling rigs working from southern New York to northern Alabama. During this period, it drilled in excess of 4,000 wells under the direction and control of Mr. Miller. The Company has drilled more than 65% of the total wells drilled in the State of Tennessee.

          During the 1990's, the Company concentrated on oil and gas exploration and production. The Company has oil and gas production in five Tennessee counties, Campbell, Fentress, Morgan, Overton and Scott; it has oil production in all five of the counties, and gas production in Campbell and Scott counties.

          Currently, the Company has more than 40,000 acres under lease in Tennessee and continues to seek the acquisition of additional strategic acreage. Although it engages in a minimum of contract drilling, it has kept drilling rigs, service rigs, trucks and bulldozers to drill, service and maintain its own wells. Management of the Company is experienced and familiar with all aspects of the oil and gas industry.

          Today, the Company is focusing primarily on the development, drilling and production of natural gas in eastern Tennessee and Kentucky. Natural gas production in eastern Tennessee was difficult in the past due to the lack of pipelines in the area. Recent activities by ALAMCO, Inc. ("ALAMCO") and the Citizens Gas Utility District have opened up the Campbell County, Tennessee, area for development. ALAMCO has constructed an eight-inch pipeline adjacent to the Company's leases in Campbell County, Tennessee and is negotiating to purchase all of the gas that the Company may develop there.
The Company is also studying the feasibility of a pipeline extension to connect to Citizens Gas Utility District's pipeline near Jellico, Tennessee.

          The Company's operations include the operation of gas and oil wells, acquisition and development of gas and oil leases, rebuilding and sales of oil field equipment and the organization of joint venture drilling programs with industry partners.

          The largest acreage block owned by the Company is in Campbell County, Tennessee. This acreage was acquired through a farmout agreement with ARCO/Gulf. The total acreage in this lease is 27,000 acres, more or less, which is split into two parcels. An 8,000 acre northern parcel borders the Kentucky state line and a 19,000 acre parcel has its southern edge under the city of Lafollette, Tennessee. Oil wells on this southern tract hold the entire lease by production.

          The Company began a joint venture in 1993 with Delta Producers, Inc. of Greenville, Mississippi ("Delta Producers"). Currently, the parties are jointly producing six gas wells in the Jellico, Tennessee area northwest of the Pine Mountain Thrust Fault. A seventh well, the Tommy Overton #1, was put on line in July, 1997. It is believed that the leases that are held jointly with Delta Producers contain a minimum of four more drilling prospects, and three drilled wells, which are presently producing, will benefit from well stimulation.

          The Company has a Farmout Agreement with Mitchell Energy
Corporation of the Woodlands, Texas on 8,000 to 12,000 acres located in Clay, Overton and Pickett Counties, Tennessee; some of the wells on this acreage are productive. The Farmout Agreement requires the Company to drill or have drilled four wells per year. Mitchell Energy Corporation has retained a 5% overriding royalty interest and the landowner has a 12.5% royalty interest. The Company drilled one well on this farmout acreage in 1997, which was a dry hole. It will continue drilling wells in accordance with the Farmout Agreement.

          Effective May 1, 1996, Miller Services, Inc., a Tennessee corporation ("Miller Services"), and Energy Cell, Inc., a Tennessee corporation ("Energy Cell"), merged into the Company, with the Company being the survivor.

            Pursuant to an Agreement and Plan of Reorganization dated December 20, 1996 (the "Plan"), between the Company and Miller Petroleum,
Inc., a Tennessee corporation ("Miller Petroleum Tennessee"); and the stockholders of Miller Petroleum Tennessee (sometimes collectively called the "Miller Petroleum Tennessee Stockholders"), the Miller Petroleum Tennessee Stockholders became the controlling stockholders of the Company in a transaction viewed as a reverse acquisition, and Miller Petroleum Tennessee became a wholly-owned subsidiary of the Company. In connection with the Plan, the Company also changed its domicile by merging into Miller Petroleum Tennessee and changed its name to "Miller Petroleum, Inc." The Company also adopted the fiscal year of Miller Petroleum Tennessee, which is April 30, as its own fiscal year. For a discussion of the Plan and the change of the Company's fiscal year, see its Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on January 15, 1997, and its Transition Report on Form 10-QSB for the transition period from October 1, 1996, to October 31, 1996, which was filed with the Securities and Exchange Commission on May 7, 1997.

          On April 16, 1997, Deloy Miller, the Company's sole incumbent director, appointed Herbert J. White to the position of Vice President and director, and appointed Lawrence L. LaRue and Herman Gettelfinger directors of the Company, to serve until the next annual meetings of the Board of Directors and the stockholders or until their prior death, resignation or termination and the appointment and qualification of their successors.

Business
--------

          The Company's operations include the operation of gas and oil wells, acquisition and development of gas and oil leases, rebuilding and sales of oil field equipment and the organization of joint venture drilling programs with industry partners.

          The Company's has acquired the following properties:

          (i)  a 100% working interest in one oil and gas lease on a total of 27,000 acres, more or less, located in Campbell County, Tennessee (the "Koppers" lease or the "ARCO\GULF Farmout"). This lease provides for a landowner royalty of 12.5% and an overriding royalty interest of 7% with an
80% working interest.   Currently, there are five producing oil wells on the
southern tract of this lease.   This lease is being held by production.  A
true and correct copy of the Koppers lease schedule is attached hereto and incorporated herein by this reference. See the Exhibit Index, Item 13 of this Report.

          (ii) a 25% working interest in 12 oil and gas leases on a total of 2,000 acres, more or less, located in Campbell County, Tennessee (collectively, the "Delta leases"). Each of these leases is subject to a 12.5% landowner's royalty. A true and correct copy of the Delta leases schedule is attached hereto and incorporated herein by this reference. See the Exhibit Index, Item 13 of this Report.

          (iii) a Farmout Agreement with the Mitchell Energy Corporation of The Woodlands, Texas on 8,000 to 12,000 acres, more or less, located in Overton, Pickett and Clay County, Tennessee (collectively, the "Farmout Agreement"). The Farmout Agreement calls for the Company to drill four wells per year. Currently, the Company has two producing oil wells on this
property.   Mitchell Energy Corporation has reserved a 5% overriding royalty interest and the landowner has a 12.5% royalty interest.

     Substantial additional evaluation and remedial work will be necessary in order to determine whether most of the Company's wells will be able to produce oil and gas in paying quantities and to make them produce in such quantities. The Company's ability to perform these operations will depend to a great degree on its ability to raise substantial additional funding, as to which no assurance can be given. Nor can any assurance be given that, if the Company is able to obtain such funding, it will be able to produce oil and gas in profitable quantities.

Principal Products or Services and Markets

          The Company will drill, produce and market natural gas and oil.
The demand for these products continues to increase as population and industry conversions expand. Direct statewide purchasers of oil at the well site are South Kentucky Purchasing Company, a refinery located in Somerset, Kentucky, and Bear Creek Oil Company in Burkesville, Kentucky.

          Natural gas has multiple markets throughout the eastern United States through gas transmission lines. Access to these markets is presently provided by three companies in north central Tennessee. Delta Natural Gas Company has purchased the Company's natural gas, to date. ALAMCO has recently completed a new gas pipeline with connections to the major east-west gas transmission lines and markets. Local markets are served by Citizens Gas Utility District with surplus gas being placed in storage facilities or transported to El Paso Natural Gas serving Tennessee and Virginia. Infinity Gas, Inc. ("Infinity Gas") has reactivated the Overton County line connecting to El Paso Natural Gas. If successful, this will also provide a market for gas in that area.

Reserve Analyses

            In July, 1997, Coburn Petroleum Engineering of Tulsa, Oklahoma ("Coburn") performed a reserve analysis on the Company's leases. This report shows that, as of April 30, 1997, the Company's leases contained total proved net oil and gas reserves of 158,474 barrels ("Bbls") and 4,266,881 thousand cubic feet ("mcf"), respectively. Of these amounts, a total of 103,999 Bbls of oil reserves, and 3,361,058 mcf of gas reserves were proved but undeveloped. Net profit from all of the Company's reserves would be $8,649,298, with a net present value, discounted at 10%, of $4,116,777.

          In March, 1997, Coburn performed a reserve analysis of a thirty well drilling program on the northern parcel of the Koppers lease in  Campbell
County, Tennessee.   Coburn's Report states that reserves are 33.6 net billion
cubic feet ("bcf") of natural gas which would generate a net profit of $59,718,002 having a net present value of $16,708,103 discounted at 10%.

          In November, 1995, Coburn also performed a reserve analysis on six producing gas wells, 22 producing oil wells, two non-producing (behind pipe) oil wells, one undrilled proved undeveloped oil well, one drilled non-producing (shut in due to lack of pipeline) gas well and two undrilled gas wells classified as proved undeveloped. Wells in this Report were not
included in the March, 1997 Report.   The reserve analysis of November, 1995,
discounted the values by 10%, resulting a present value of $2,257,884.

          Reserve analyses are at best speculative, especially when based upon limited production and limited access to production records; no assurance can be given that the reserves attributed to these leases exist or will be
economically recoverable.    See the Risk Factor entitled "Uncertainty of
Reserve Estimates," herein.

          R.W. Coburn, a Registered Petroleum Engineer who owns Coburn has no interest in the Company, and performed these services for his standard rates ($7,400 was billed and paid for the March, 1997 Report and the November, 1995 Report; Coburn has not yet billed the Company for the July, 1997 Report, but management expects that the amount of the bill will be less than $5,000).

Distribution Methods of Products or Services.
--------------------------------------------

          Crude oil is contained in tanks at the well site until the purchaser retrieves it by truck. Natural gas is delivered to the purchaser via gathering lines into the main gas transmission line. Gas purchasers in the area include Delta Natural Gas Company, Inc.; ALAMCO; and Citizens Gas Utility District. Crude oil purchasers are Bear Creek Oil Company and South Kentucky Purchasing Company. Management anticipates that the Company's products will be sold to one of these companies, however, no assurance can be given that the Company will be able to make such sales or that if it does, it will be able to receive a price that is sufficient to make its operations profitable.

          The Company has a Farmout Agreement with Mitchell Energy
Corporation of the Woodlands, Texas.   See the caption "Business" of this
Report.

Status of Any Publicly Announced New Product or Service

          The Company does not have any publicly announced new product or service; nor does it anticipate any in the foreseeable future.

Competitive Business Conditions, Competitive Position in the Industry and Methods of Competition

          The Company's contemplated oil and gas exploration activities in the States of Kentucky and Tennessee will be undertaken in a highly competitive and speculative business. In seeking any other suitable oil and gas properties for acquisition, the Company will be competing with a number of other companies located in the State of Tennessee and elsewhere, including large oil and gas companies and other independent operators with greater financial resources. Management believes, however, that the Company's competitive position in the oil and gas industry in Tennessee will be significant.

          At the local level, the Company has several competitors in the area of its acreage blocks in the State of Tennessee, three of which may be deemed to be significant. These are ALAMCO, Wiser Oil and Anderson Oil and Gas. Given the Company's relatively large acreage holdings in the area and the estimated proven undeveloped reserves, management believes that the Company will become the second or third largest seller of hydrocarbons in the immediate area; however, the Company's operations will be subject to numerous risk factors and no assurance of this can be given. See the caption "Risk Factors" of this Report.

          Management does not foresee any difficulties in procuring logging, cementing and well treatment services in the area of its operations. The experience of management has been that, in most instances, logging equipment will be available with less than a one-day waiting period. Cementing services generally have the same waiting period. Well treatment services may have a waiting period of 7 to fourteen days. However, several factors, including increased competition in the area, may limit the availability of logging equipment, cementing and well treatment services; such an event may have a significant adverse impact on the profitability of the Company's operations.

          The Company has its own drilling and service rigs with the employees necessary to do all other services required to drill and produce gas and oil wells.

          The prices of the Company's products are controlled by the world oil market and the United States natural gas market; thus, competitive pricing behaviors in this regard are considered unlikely; however, competition in the oil and gas exploration industry exists in the form of competition to acquire the most promising acreage blocks and obtaining the most favorable prices for transporting the product. Management believes that the Company is well positioned in these areas because of the transmission lines that run through and adjacent to the properties that it leases and because it holds relatively large acreage blocks in what management believes are promising areas.

Sources and Availability of Raw Materials and Names of Principal Suppliers

          The Company's operations are not dependent on the acquisition of any raw materials. See the caption "Competitive Business Conditions, Competitive Position in the Industry and Methods of Competition," above.

Dependence on One or a Few Major Customers

          The Company will be dependent on local purchasers of hydrocarbons in the areas where its properties are located for sales of its products. The five purchasers in the areas of the Company's operations are Citizens Gas Utility District, Delta, ALAMCO, Bear Creek and South Kentucky. The loss of one or more purchasers with whom the Company may contract may have a substantial adverse impact on the Company's sales and on its ability to operate profitably.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

          Royalty agreements relating to oil and gas production are standard in the industry. The amount of the Company's royalty payments varies from lease to lease. See the caption "Business," above. The amounts of the royalties on each of the Company's leases are listed on the attached Lease Schedules. See the Exhibit Index, Item 13 of this Report.

Need for Governmental Approval of Principal Products or Services

          None of the principal products or services offered by the Company require governmental approval; however, permits are required for drilling oil or gas wells. See the caption "Effect of Existing or Probable Governmental Regulations on Business," below.

Effect of Existing or Probable Governmental Regulations on Business

          Exploration and production activities relating to oil and gas leases are subject to numerous environmental laws, rules and regulations. The federal Clean Water Act requires the Company to construct a fresh water containment barrier between the surface of each drilling site and the underlying water table. This involves the insertion of a seven-inch diameter steel casing into each well, with cement on the outside of the casing. The cost of compliance with this environmental regulation is approximately $10,000 per well.

          The State of Tennessee also requires oil and gas drillers to obtain a permit for their activities and to post with the Tennessee Gas and Oil Board bonds to ensure that each well is reclaimed and properly plugged when it is abandoned. The Reclamation Bonds cost $1,500 per well. Cost for the Plugging Bonds are $2,000 per well or $10,000 for ten wells. Currently, the Company has several of the $10,000 plugging bonds. For most of the reclamation bonds, the Company has deposited a $1,500 Certificate of Deposit with the Gas and Oil Board. See the heading "Disclosure of Oil and Gas Operations" of the caption "Description of Properties and Facilities," herein.

          The State of Kentucky also requires oil and gas drillers to obtain a permit for their activities and to post with the Division of Oil and Gas of the Kentucky Department of Minerals and Mines (the "Kentucky Division") a bond to ensure that each well is properly plugged when it is abandoned. These bonds are based on $1 per foot. The Kentucky Division retains the bond until the subject wells are plugged.

          The Company's operations are also subject to laws and regulations requiring removal and cleanup of environmental damages under certain circumstances. Laws and regulations protecting the environment have generally become more stringent in recent years, and may in certain circumstances impose "strict liability," rendering a corporation liable for environmental damages without regard to negligence or fault on the part of such corporation. Such laws and regulations may expose the Company to liability for the conduct of operations or conditions caused by others, or for acts of the Company which were in compliance with all applicable laws at the time such acts were performed. The modification of existing laws or regulations or the adoption of new laws or regulations relating to environmental matters could have a material adverse effect on the Company's operations. In addition, the Company's existing and proposed operations could result in liability for fires, blowouts, oil spills, discharge of hazardous materials into surface and subsurface aquifers and other environmental damage, any one of which could result in personal injury, loss of life, property damage or destruction or suspension of operations.

          The Company has in place an Emergency Action and Environmental Response Policy Program. This program details the appropriate response to any emergency that management believes to be possible in the Company's area of operations.

          The Company believes it is presently in compliance with all applicable federal, state and local environmental laws, rules and regulations; however, continued compliance (or failure to comply) and future legislation may have an adverse impact on the Company's present and contemplated business operations.

          The foregoing is only a brief summary of some of the existing environmental laws, rules and regulations to which the Company's business operations are subject, and there are many others, the effects of which could have an adverse impact on the Company. Future legislation in this area will no doubt be enacted and revisions will be made in current laws. No assurance can be given as to what effect these present and future laws, rules and regulations will have on the Company's current future operations.

Research and Development

          With the exception of the payment to date of $7,400 for the Coburn Reports, the Company has not expended any material amount in research and development activities during the last two fiscal years. Research done in conjunction with its exploration activities will consist primarily of running radiometric surveys on the lease blocks and conducting geological research on the surface. This work will fall under the job description of the geologist to be hired for these activities and will not cost anything more than his or her standard salary. See the caption "Number of Total Employees and Number of Full-Time Employees," herein.

Cost and Effects of Compliance with Environmental Laws

          See the caption "Effect of Existing or Probable Governmental Regulations on Business" of this Report.

Number of Total Employees and Number of Full-Time Employees

          The Company presently has fourteen full-time employees and no part-time employees. When it commences its full-scale drilling program as discussed under the heading "Management's Discussion and Analysis or Plan of Operation," the Company plans to have 17 to 20 full-time employees, including officers, and no part-time employees.

Risk Factors
-------------

          Developmental Stage Company. Although the Company was organized in 1985, it must be regarded as being in a formative stage due to its lack of significant business operations during recent years. Its future success depends upon its ability to profitably operate its existing wells and to expand its operations through the acquisition of additional oil and gas producing properties and/or the acquisition of additional oil and gas leases. No assurance can be given that the Company will be successful in making such acquisitions; nor will stockholders have the opportunity to participate in the selection or evaluation of properties to be acquired. The Company is subject to all of the risks inherent in attempting to expand a relatively new business venture. These risks include, but are not limited to, possible inability to profitably operate its existing properties or properties to be acquired in the future, the existence of undisclosed actual or contingent liabilities, the inability to fund the working capital requirements of such properties and the inability to acquire additional properties that will have a positive effect on the Company's operations. There can be no assurance that the Company will achieve a level of profitability that will provide a return on invested capital or that will result in an increase in the market value of the Company's securities. See the caption "Market Price of and Dividends on the Company's Common Equity and Other Stockholder Matters," herein.

          Limited Market for Common Stock;   Although the Company's common
stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"), the market for such shares commenced only recently, and is limited; there can be no assurance that it will continue or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and factors such as success or lack thereof in drilling, the ability or inability to acquire additional oil and gas producing properties, competition, governmental regulation and fluctuations in operating results may all have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock. There is no "established" market for the common stock, and no assurance can be given that an "established" market will ever develop therefor. See the caption "Market Price of and Dividends on the Company's Common Equity and Other Stockholder Matters," herein.

          Future Capital Requirements; Uncertainty of Future Funding. The Company presently has limited operating capital. It will require substantial additional funding in order to realize its goals of conducting oil and gas exploration operations and acquiring additional oil and gas properties. The Company will need to raise these funds through equity or debt financings, which may be very difficult for such a highly speculative enterprise. There can be no assurance that such additional funding will be made available to the Company, or if made available, that the terms thereof will be satisfactory to the Company. Furthermore, any equity funding will cause a substantial decrease in the proportional ownership interests of existing stockholders. If such funding is not made available to the Company, it is doubtful that the Company will be able to conduct its planned business operations. See the caption "Business" and the heading "Plan of Operation" of the caption "Management's Discussion and Analysis or Plan of Operation," herein.

          Substantial Capital Requirements. The Company intends to make substantial capital expenditures for the acquisition, exploration, development and production of its oil and gas reserves. If revenues were to decrease as a result of lower oil and gas prices, decreased production or otherwise, the Company may have limited ability to proceed with these plans, resulting in a further decrease in production and revenues. If the Company's cash flow from operations is not sufficient to satisfy its capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available to meet these requirements.

          Replacement of Reserves. The Company's future success will depend upon its ability to find, acquire and develop additional oil and gas reserves that are economically recoverable. The proved reserves of the Company will generally decline as they are produced, except to the extent that the Company conducts revitalization activities, or acquires properties containing proved reserves, or both. To increase reserves and production, the Company must continue its development drilling and recompletion programs, identify and produce previously overlooked or bypassed zones in shut-in wells, acquire additional properties or undertake other replacement activities. The Company's current strategy is to increase its reserve base, production and cash flow through the development of its existing oil and gas fields and selective acquisitions of other promising properties where the Company can utilize new, existing technology. The Company can give no assurance that its planned revitalization, development and acquisition activities will result in significant additional reserves or that the Company will have success in discovering and producing reserves at economical exploration and development costs. Furthermore, while the Company's revenues may increase if prevailing oil and gas prices increase significantly, the Company's exploration costs for additional reserves may also increase.

          Uncertainty of Reserve Estimates. Oil and gas reserve estimates and the present value estimates associated therewith are based on numerous engineering, geological and operational assumptions that generally are derived from limited data. Common assumptions include such matters as the extent and average thickness of a particular reservoir, the average porosity and permeability of the reservoir, the anticipated future production from existing and future wells, future development and production costs and the ultimate hydrocarbon recovery percentage. As a result, oil and gas reserve estimates and present value estimates are frequently revised in subsequent periods to reflect production data obtained after the date of the original estimate. If reserve estimates are inaccurate, production rates may decline more rapidly than anticipated, and future production revenues may be less than estimated. Moreover, significant downward revisions of reserve estimates may adversely affect the Company's ability to borrow funds in the future or have an adverse impact on other financing arrangements.

          In addition, any estimates of future net revenues and the present value thereof are based on period ending prices and on cost assumptions made by the Company which only represent its best estimate. If these estimates of quantities, prices and costs prove inaccurate and the Company is unsuccessful in expanding its oil and gas reserves base, and/or declines in and instability of oil and gas prices occur, writedowns in the capitalized costs associated with the Company's oil and gas assets may be required. The Company will also rely to a substantial degree on reserve estimates in connection with the acquisition of producing properties. If the Company overestimates the potential oil and gas reserves of a property to be acquired, or if its subsequent operations on the property are not successful, the acquisition of the property could result in substantial losses to the Company.

          Operating Hazards. Oil and gas operations involve a high degree of risk. Natural hazards, such as excessive underground pressures, may cause costly and dangerous blowouts or make further operations on a well financially or physically impractical. Similarly, the testing and recompletion of oil and gas wells involves a high degree of risk arising from operational failures, such as blowouts, fires, pollution, collapsed casing, loss of equipment and numerous other mechanical and technical problems. Any of the foregoing hazards may result in substantial losses or liabilities to third parties, including claims for bodily injuries, reservoir damage, loss of reserves, environmental damage and other damages to persons or property.

          Future Sales of Common Stock. Deloy Miller, CEO and Director, beneficially owns 5,042,407 shares of the common stock of the Company or
approximately 83% of its outstanding voting securities.   Of this amount,
115,932 shares may presently be sold under Rule 144 of the Securities and Exchange Commission without a holding period. Effective December 20, 1997, all of the remaining common stock owned by Mr. Miller will have been beneficially owned for one year, and subject to compliance with the applicable provisions of Rule 144 of the Securities and Exchange Commission, Mr. Miller may then commence to sell his "restricted securities" in an amount equal to up to 1% of the then outstanding securities of the Company, in any three month period. Such sales could have a substantial adverse effect on any public market that may then exist in the Company's common stock. Sales of any of these shares by Mr. Miller could severely affect the ability of the Company to secure the necessary debt or equity funding for the Company's proposed business operations. Sales of restricted securities by others could also have an adverse effect on any market in the common stock of the Company. See the caption "Recent Sales of Unregistered Securities." For additional information concerning the present market for shares of common stock of the Company, see the caption "Market Price of and Dividends on the Company's Common Equity and Other Stockholder Matters," herein. For information regarding common stock ownership of Mr. Miller, see the caption "Security Ownership of Certain Beneficial Owners and Management," herein.

          Voting Control. By virtue of Deloy Miller's ownership of approximately 83% of the Company's outstanding voting securities, Mr. Miller has the ability to elect all of the Company's directors, who in turn elect all executive officers, without regard to the votes of other stockholders. Mr. Miller may be deemed to have absolute control over the management and affairs of the Company. See the caption "Security Ownership of Certain Beneficial Owners and Management," of this Report.

          Competition. The Company's oil and gas exploration activities are centered in a highly competitive field. In seeking any other suitable oil and gas properties for acquisition, or drilling rig operators and related personnel and equipment, the Company will be competing with a number of other companies, including large oil and gas companies and other independent operators with greater financial resources. Management does not believe that the Company's initial competitive position in the oil and gas industry will be significant. See the caption "Competition" under the heading "Business," herein.

          Dependence on Key Employees and Technical Personnel. The Company is substantially dependent upon the continued services of Deloy Miller, its President and Director, and Lawrence LaRue, its Secretary/Treasurer. These individuals are in good health; however, their retirement, disability or death would have a significant adverse impact on the Company's business operations. To the extent that their services become unavailable, the Company will be required to retain other qualified personnel; there can be no assurance that it will be able to recruit and hire qualified persons upon acceptable terms. See the caption "Directors, Executive Officers, Promoters and Control Persons," herein.

          Similarly, the oil and gas exploration industry requires the use of personnel with substantial technical expertise. In the event that the services of its current technical personnel become unavailable, the Company will need to hire qualified personnel to take their place; no assurance can be given that it will be able to recruit and hire such persons on mutually acceptable terms.

          Governmental Regulations. The Company is subject to numerous state and federal regulations, environmental and otherwise, that may have a substantial negative effect on its ability to operate at a profit. See the captions "Effect of Existing or Probable Governmental Regulations on Business" and "Costs and Effects of Compliance with Environmental Laws," herein.

          General Economic Risks/Potential Volatility of Stock Price. The Company's current and future business plans are dependent, in large part, on the state of the general economy. Adverse changes in general and local economic conditions may cause high volatility in the market price of the Company's securities and may adversely affect an investment in these securities. Oil and gas prices are extremely volatile and are subject to substantial seasonal, political and other fluctuations, all of which are beyond the Company's control.

          Future Acquisitions. The Company intends to develop and expand its business, principally by developing its existing oil and gas leases and acquiring additional oil and gas producing properties and/or leases thereon. See the caption "Management's Discussion and Analysis and Plan of Operation," herein. The Company has not selected any particular properties in connection with its expansion plans.

          Indemnification of Directors, Officers, Employees and Agents.
Section 48-18-502 of the Tennessee Business Corporation Act allows a corporation to indemnify any director in any civil or criminal proceeding (other than a proceeding by or in the right of the corporation in which the director was adjudged liable to the corporation or any other proceeding in which he or she was adjudged liable on the basis that he or she improperly received a personal benefit) by reason of service as a director if the person to be indemnified conducted himself or herself in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. Section 48-18-507 extends certain indemnification rights to officers, employees and agents of a corporation as well. The foregoing is only a brief summary of the right of indemnification allowed a corporation under the Tennessee Business Corporation Act, and is modified in its entirety by this reference. The Board of Directors of the Company has adopted these provisions to indemnify its directors, executive officers and agents.

Item 2.  Description of Property.
---------------------------------

          The Company leases an office and shop located on approximately 14 acres from Sharon Miller, the wife of Deloy Miller. Monthly rent on this property is $806 per month. Management expects that the Board of Directors will soon vote to purchase this property for approximately $500,000, payable in five annual payments, with 7% per annum interest. It is expected that the Company will execute a promissory note for this amount and that the property will be mortgaged to secure the debt.

          The Company's has also acquired the following properties:

          (i) a 100% working interest in one oil and gas lease on a total of 27,000 acres, more or less, located in Campbell County, Tennessee (the "Koppers" lease or the "ARCO\GULF Farmout"). This lease provides for a landowner royalty of 12.5% and an overriding royalty interest of 7% with an 80% working interest. Currently, there are five producing oil wells on the southern tract of this lease. This lease is being held by production. See the caption "Business" of this Report.

          (ii) a 25% working interest in 12 oil and gas leases on a total of 2,000 acres, more or less, located in Campbell County, Tennessee (collectively, the "Delta leases"). Each of these leases is subject to a 12.5% landowner's royalty. See the caption "Business" of this Report.

          (iii) a Farmout Agreement with the Mitchell Energy Corporation of The Woodlands, Texas on 8,000 to 12,000 acres, more or less, located in Overton, Pickett and Clay County, Tennessee (collectively, the "Farmout Agreement"). The Farmout Agreement calls for the Company to drill four wells per year. Currently, the Company has two producing oil wells on this
property.   Mitchell Energy Corporation has reserved a 5% overriding royalty interest and the landowner has a 12.5% royalty interest. See the caption "Business" of this Report.

     Substantial additional evaluation and remedial work will be necessary in order to determine whether most of the Company's wells will be able to produce oil and gas in paying quantities and to make them produce in such quantities. The Company's ability to perform these operations will depend to a great degree on its ability to raise substantial additional funding, as to which no assurance can be given. Nor can any assurance be given that, if the Company is able to obtain such funding, it will be able to produce oil and gas in profitable quantities.

Item 3.  Legal Proceedings.
---------------------------

          On or about October 13, 1994, Charles Louis Neal et al. filed a complaint against the Company, Miller Services, Inc. and Smithco Oil and Gas, Inc., in the Circuit Court of Overton County, Tennessee, alleging that the defendants were negligently operating oil and gas wells that exposed the plaintiffs to noxious and harmful fumes and vapors. The plaintiffs have asked that each be awarded $250,000 and that Charles Neal and Gladys Neal be awarded $20,000 for the reduction in value of their life estate in certain real property; that Christopher Neal be awarded $20,000 for the reduction in value of real property; that Charles Ray Neal and Glenda Marie Neal be awarded $50,000 for the reduction in value of their real property; that each of the plaintiffs be awarded $5,000 for damages to their personal property; and that the defendants be permanently enjoined from operating their oil and gas wells
and that they be taxed with the court costs.   A mediation hearing was held on
this matter on May 19, 1997, which is after the period covered by this Report; however, the parties made no progress toward a settlement. Following the period covered by this Report, the plaintiffs named as additional defendants approximately eight other oil and gas operators operating within a one-half mile radius of the wells in question.

          The Neal action is pending and the defendants believe that their operations of oil and gas wells were safe, prudent and in compliance with all applicable regulations. However, a judgment or judgments in favor of the plaintiffs may have a substantial negative effect on the Company's operations, particularly if it is enjoined from operating its oil and gas wells.

          Arvil Reeder and Anna Sue Reeder filed their complaint against the Company, Miller Services, Inc., and Smithco Oil and Gas, Inc., in the Circuit Court of Overton County, Tennessee on or about March 21, 1995. The complaint alleged that the defendants were negligently operating oil and gas wells that exposed the plaintiffs to noxious and harmful fumes and vapors. The plaintiffs have asked that each be awarded damages of $250,000 and that they be awarded $52,000 for the reduction in value of their real property and that the defendants be permanently enjoined from operating their oil and gas wells and pipelines within such proximity to the plaintiffs and that the defendants be taxed with the court costs and with the plaintiffs' discretionary costs. On or about July 16, 1997, the plaintiffs filed in the Circuit Court of Overton County a Notice of Non-suit in which they took a voluntary non-suit with prejudice of any and all claims arising under this action.

          On or about February 10, 1994, the Company filed a complaint against Smithco Oil & Gas, Inc., et al., in the Chancery Court in and for Overton County, Tennessee. The Company's complaint alleged that the defendants drilled a well on its lease. The Chancery Court has ruled in favor of the Company, granting title to the well to the Company, but awarding no damages. In addition, the Company is required to pay the defendants $5,000 for work performed before receiving notice that the Company had a claim on the lease. The defendants have appealed the decision.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

          No matter was submitted to a vote of the Company's security holders during the fourth quarter of the period covered by this report.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information
------------------

          The Company's common stock is traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD"); however, the market for shares of the Company's common stock is extremely limited and only commenced following the closing of the Plan between Miller Petroleum and the Company in December, 1996. See the caption "Business Development" of this Report. No assurance can be given that the present market for the Company's common stock will continue or will be maintained, and the sale of the Company's "unregistered" and "restricted" common stock pursuant to Rule 144 as outlined under the caption "Recent Sales of Unregistered Securities" of this Report may have a substantial adverse impact on any such public market. See the Risk Factor entitled "Future Sales of Common Stock," herein.

          The Company's common stock was only recently quoted on the OTC Bulletin Board on December 6,1996. The high and low bid prices for these shares of common stock of the Company since that period are as follows:


                    Bid

Quarter ending:                         High                Low

December 6, 1996, through
January 31, 1997                        $0.25                     $0.25

April 30, 1997                          $2.875                    $1.625

          These bid prices were obtained from the National Quotation Bureau, Inc. ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders
-------

          The number of record holders of the Company's common stock as of the year ended April 30, 1997, was approximately 202; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

Dividends
---------

          There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation
-----------------

          In the next 12 months, the Company intends to commence full-scale development of its oil and gas leases. The Company plans a fifteen well drilling program on the northern portion of its "Koppers Lease" in Campbell County, Tennessee. Industry partners have agreed to participate for a 25% working interest, with the Company retaining a 75% working interest in the wells. Drilling depth will be approximately 3,000 feet. In the opinion of management, both the Big Lime and Chattanooga Shale formations have a high potential of producing natural gas; however, there can be no assurance that its drilling program will be successful. After drilling the first five wells, the Company will evaluate the success of said wells and use the geological information acquired in drilling said wells in choosing the locations of the future wells.

          Also, in Campbell County, the Company plans to continue its joint venture with Delta Producers. Estimated activities with Delta Producers call for recompleting two wells and possibly drilling at least one.

          The Company will drill the four wells in Overton County, Tennessee as called for in its Farmout Agreement with Mitchell Energy Corporation. Industry partners have agreed to purchase 75% of the working interest, with the Company retaining a 25% working interest. Potential pay zones for crude oil that will be drilled are the Murfreesboro and the Knox formations. Currently, the Company operates about 10 wells in this area producing crude oil. The Company's past drilling experience here reveals that production from the Murfreesboro formation is much greater than the Knox formation; however, it is much more difficult to locate.

          Scenario Number 1: Initial Production of 200 Thousand Cubic Feet ("MCF") Per Day Per Well. In the event that the first five wells drilled on the Koppers Lease result in at least three of the wells producing a minimum of 200 MCF per day, the Company will continue to drill and develop the acreage. Plans are to drill fifteen natural gas wells during the current year and fifteen more wells next year.

          Scenario Number 2: Initial Production of 200 MCF Per Day Per Well. Should the first five wells result in all of the wells producing as predicted in the reserve analysis, the Company will accelerate the drilling rate to develop the property as rapidly as possible, given its status at the time. It is possible that the Company may use the reserves in wells as collateral to fund the drilling of more wells.

          Scenario Number 3:  Initial Production of 100 MCF Per Day Per
Well. In the event that the first five wells drilled average 100 MCF per day, a reevaluation of the prospect would be in order. No additional wells would be drilled until the data derived from the five wells can be incorporated into the geologic picture to determine why the shortfall in the engineering projections occurred. Geophysical and analytic devices would be utilized to indicate if additional areas of the lease might be more productive. Historically, ever rising natural gas prices would over time bring production of this magnitude into the anticipated royalty owner interest.

          The remaining funds allocated to drilling would be utilized in developing both deep and shallow drilling prospects on the Company's other earned acreage. Management believes that the large acreage and the potential for both gas and oil production will allow the Company to quickly take advantage of changes in demand for gas and oil.

          Many variables relating to engineering and other matters can not be ascertained at this time. These variables will affect the economics of such a program; many factors, such as well rates, decline rates, best completion techniques and use of collateral production will not be definable until the development scenario is underway. Therefore, the economic aspects of this scenario can not be predicted with any degree of certainty; however, one can assume that the economics would be more attractive than under the first development scenario, or the acceleration would not even be considered. The Company will be the operator of all wells proposed on the leases under this scenario.

          These scenarios are based on "forward looking" information and the Coburn Reports on the Company's leases, and all risk factors should be considered. See the caption "Risk Factors," herein.

Other Significant Plans

          The Company also intends to take advantage of opportunities to purchase existing oil and gas production. Changes in management or economic conditions often bring properties to market at a level below replacement costs. These acquisitions may quickly enhance cash flow and earnings to the Company at no risk. Prospective acquisitions will be fully evaluated, which evaluations will include a reserve analysis of the properties in question.

          In addition to an active drilling program, the Company intends to continue strategically acquiring leases in promising areas in the States of Tennessee and Kentucky during the first year of operation. No assurance can be given that the Company will be able to identify or acquire any such leases or that, if it does acquire any such leases, that they will be profitable.

Results of Operations
---------------------

               For the fiscal year ended April 30, 1997, the Company received total revenues of $1,169,270, of which $763,690 was derived from oil and gas well servicing and drilling and $210,986 was oil and gas revenue. During this period, the Company incurred costs and expenses totaling $1,100,279 and had income from operations of $68,991. Net income for the fiscal year ended April 30, 1997, was $51,993, equaling $0.01 per share.

Liquidity
---------

          The Company estimates that it will be able to adequately fund the above-referenced development and production plans, with the exception of the acquisition of additional properties, for the next 12 months. However, this plan of operation is based upon many variables and estimates, all of which may change or prove to be other than or different from information relied upon.

Item 7.  Financial Statements.
------------------------------

            Consolidated Financial Statements for
            the years ended April 30, 1997 and 1996

            Report of Independent Certified Public
            Accountants

            Consolidated Balance Sheet

            Consolidated Statements of Operations

            Consolidated Statements of Stockholders'
            Equity

            Consolidated Statements of Cash Flows

            Notes to the Consolidated Financial
            Statements


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

                 Mantyla, McReynolds and Associates, CPA's, of Salt Lake City, Utah, audited the financial statements of the Company for the calendar years ended December 31, 1995 and 1994 (which accompanied its Form 10-KSB Annual Report and amended Form 10-KSB Annual Report for the calendar year ended December 31, 1995, filed with the Securities and Exchange Commission on August 7, 1996 and August 8, 1996, respectively). At that time, the Company was known as "Single Chip Systems International, Inc."

          Jones, Jensen & Company, also known as Stayner and Company, Certified Public Accountants, of Salt Lake City, Utah, was engaged on or about February 24, 1997, by the Board of Directors of the Company to audit the financial statements of the Company for the fiscal years ended April 30, 1997 and 1996. These financial statements accompany this Report.

          There were no disagreements between the Company and Mantyla, McReynolds and Associates, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their report. This change of accountants was disclosed on the Company's Current Report on Form 8-K-A1, which was filed with the Securities and Exchange Commission on March 13, 1997, which is incorporated herein by reference.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


Identification of Directors and Executive Officers
--------------------------------------------------

           The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of stockholders (to be held at such time as the Board of Directors shall determine) or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                              Date of         Date of
                             Positions        Election or     Termination
  Name                        Held            Designation     or Designation


Deloy Miller                   Director          12/96               *
815 South Lake Drive          and President     12/96               *
Oneida, TN 37841

Lawrence L. LaRue             Secretary/        12/96               *
432 Brewstertown Road         Treasurer         12/96               *
Sunbright, TN  37872          Director           4/97               *

Herbert J. White              Director and       4/97               *
P.O. Box 1868                 Vice President     4/97               *
Fairfield Glade, TN  38557

Herman Gettelfinger           Director           4/97               *
641 Atlantic Ave.
Knoxville, TN  37917


     * These persons presently serve in the capacities indicated opposite their respective names.

Term of Office
--------------

         The term of office of the current directors shall continue until the annual meeting of stockholders, which is to be held at such time as the Board of Directors shall determine. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are elected.

Business Experience
-------------------

          Deloy Miller Mr. Miller is 50 years of age. He has been involved in the oil and gas industry for 30 years. He founded Miller Petroleum, Inc.
in 1967.    The Company was initially involved with shallow cable tool operations, but quickly became the industry leader in 1969 by adapting Ingersoll-Rand T3 Drillmaster for deeper drilling, thereby modernizing the drilling industry. Miller Petroleum became the largest drilling contractor in
southern Appalachia.   By the 1980's, Miller Petroleum was active throughout
the Appalachian basin with drilling rigs and management teams working from southern New York to northern Alabama. During this period, Miller Petroleum drilled in excess of 2,700 wells under the direction and control of Mr.
Miller.  Mr. Miller was the "Tennessee Oil Man of the Year" in 1978.   He is
also a member of the Tennessee Oil & Gas Association and has served on its Board of Directors and two terms as its President. Mr. Miller was appointed by the Governor of Tennessee to serve as a member of the State Oil and Gas Board from July 1, 1996 to June 30, 2000. The State Oil and Gas Board regulates the oil and gas industry in Tennessee.

          Lawrence L. LaRue. Mr. LaRue is 57 years of age.  He is a
Certified Public Accountant (CPA) licensed to practice in the State of Tennessee. He serves as Secretary/Treasurer of the Company. Mr. LaRue joined the Miller organization in 1983 as an accountant. As Treasurer of the Company, he prepares financial statements and budgets and supervises accounts payable and receivable. He also coordinates the Company's data processing operation. Mr. LaRue is a graduate of Tennessee Technological University with a B.S. in Business Administration. He also served as a consultant in accounting and data processing to K & S Tool Company and the Morgan County E-911 Board.

          Herbert J. White. Mr. White, age 70, is the Company's Development Engineer and Vice President and is a member of its Board of Directors. He has 43 years' petroleum-related experience. After earning his B.S. degree from North Texas University, he became an engineer with Halliburton, handling Louisiana Gulf Coast and offshore operations and serving in Australia. In 1975, he joined Petroleum Development Corporation, a West Virginia-based public company, supervising engineering and operations in the southern Appalachia basin. He also has experience in Devonian Shale production, enhanced recovery and coal degasification.

          Herman Gettelfinger. Mr. Gettelfinger, age 55, is the President and a co-owner of Kelso Oil Company, based in Knoxville, Tennessee. Kelso is one of east Tennessee's largest distributors of motor oils, fuels and lubricants to the industrial and commercial market. Mr. Gettelfinger has been active in the gas and oil drilling and exploration business for more than 35 years and has been associated with Miller Petroleum for 25 years.

Committees

          There are no established committees.

Family Relationships

          There are no family relationships between any director or executive officer of the Company or any person nominated to become such.


Involvement in Certain Legal Proceedings
----------------------------------------

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

          The Company has no securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"); it files reports under Section 15(d) thereof. Accordingly, the Company's directors, executive officers and 10% stockholders are not required to file statements of beneficial ownership of securities under Section 16(a) of the Exchange Act.

Item 10. Executive Compensation.

Cash Compensation
-----------------

          Deloy Miller is to be paid an annual salary of $120,000 as compensation for service as President and Director of the Company.

          Lawrence LaRue is to be paid an annual salary of $45,000 for his service as Secretary/Treasurer of the Company.

          The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the periods indicated to its directors and executive officers:

                                      SUMMARY COMPENSATION TABLE
                                                                  Long Term Compensation
                             Annual Compensation               Awards                Payouts
(a)          (b)        (c)        (d)        (e)        (f)          (g)        (h)        (i)
Name and     Years or                         Other      Restricted   Option/    LTIP       All
Principal    Periods    $          $          Annual     Stock        SAR's      Payouts    Other
Position     Ended      Salary     Bonus      Compen-    Awards ($)   (#)        ($)
Compensa-    April 30                         sation($)
tion ($)



Deloy Miller,   1995    $120,000    -0-         -0-         -0-        -0-        -0-         -0-
Director and    1996     120,000    -0-         -0-         -0-        -0-        -0-         -0-
President       1997     120,000    -0-         -0-         -0-        -0-        -0-         -0-

Lawrence L.     1995      45,000    -0-         -0-         -0-        -0-        -0-         -0-
LaRue, Direc-   1996      45,000    -0-         -0-         -0-        -0-        -0-         -0-
tor and Sec./   1997      45,000    -0-         -0-         -0-        -0-        -0-         -0-
Treasurer

Herbert J.      1995        -0-     -0-         -0-         -0-        -0-        -0-         -0-
White, VP and   1996        -0-     -0-         -0-         -0-        -0-        -0-         -0-
Director        1997         1      -0-         -0-         -0-        -0-        -0-         -0-


Herman          1995        -0-     -0-         -0-         -0-        -0-        -0-         -0-
Gettelfinger,   1996        -0-     -0-         -0-         -0-        -0-        -0-         -0-
Director        1997        -0-     -0-         -0-         -0-        -0-        -0-         -0-


         1     Mr. White is paid $100 per day for engineering services
provided to the Company. As of the date of this Report, Mr. White has been paid a total of $_________ for these services.

Compensation of Directors

          The Board of Directors has resolved to compensate the members of the Board of Directors for attendance at meetings at the rate of $500 per day.

Employment Contracts

          There are presently no employment contracts relating to any member of management; however, depending upon the Company's operations and requirements, the Company may offer long term contracts to directors, executive officers or key employees in the future.

Termination of Employment and Change of Control Arrangement

          None; not applicable.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

          The following tables set forth the share holdings of the Company's directors and executive officers and those persons who own more than 5% of the Company's common stock as of the date hereof, with these computations being based upon 6,055,000 shares of common stock being outstanding.

                 Directors and Executive Officers


                                            Number of Shares    Percent
Name and Address 1      Title               Beneficially Owned  of Class


Deloy Miller             Director,                5,042,407      83%
815 South Lake Drive     and President
Oneida, TN 37841

Lawrence L. LaRue        Secretary/                  73,525       1%
432 Brewstertown Road    Treasurer
Sunbright, TN  37872     Director

Herbert J. White         Vice President/Director       -0-       -0-
P.O. Box 1868
Fairfield Glade, TN
38557

Herman Gettelfinger      Director                   55,0002       1%
641 Atlantic Ave.
Knoxville, TN  37917


All executive officers and directors
as a group (4)                           5,170,932          85%


          1 Each of these persons presently serves in the capacities indicated.

          2 These shares are owned by Kelso Oil Company, of which Mr. Gettelfinger is President and a co-owner.


                    Five Percent Stockholders


                                         Number of Shares        Percent
Name and Address            Title        Beneficially Owned      of Class


Deloy Miller                Director        5,042,407                83%
815 South Lake Drive        and President
Oneida, TN 37841

M. E. Ratliff               Stockholder       390,801                 6.5%
300 Heathermoore Dr.
Knoxville, Tennessee  37922



Changes in Control
------------------

          Except as indicated below, to the knowledge of the Company's management, there are no present arrangements or pledges of the Company's
securities which may result in a change in control of the Company.   See the
foregoing tables regarding "Directors and Executive Officers" and "Five Percent Stockholders."

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others

          On May 1, 1996,  Deloy Miller executed an Installment Promissory
Note in the amount of $261,088.67, payable to Miller Services, Inc., a predecessor of the Company (the "Note"). In May, 1996, Miller Services was merged into the Company and the Note became an asset of the Company. The Note provides for payment of the principal, together with interest at the rate of 7% per annum, in 10 annual installments of $37,178.90 each, commencing on May 1, 1997. The Note is fully payable upon demand of the holder in the event that Mr. Miller becomes delinquent for 60 days in any payment thereunder. In addition, Mr. Miller has agreed to pay all reasonable attorney's fees and costs of collection of the Note to the extent permitted by law.

          Other than the Note and the lease of its principal executive offices from Ms. Sharon Miller, the wife of Deloy Miller, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships

          Other than the Note and the lease of its principal executive offices from Ms. Sharon Miller, the wife of Deloy Miller, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management

          Other than the Note and the lease of its principal executive offices from Ms. Sharon Miller, the wife of Deloy Miller, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer or any security holder who is known to the Company to own of record or beneficially more than 5%of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer

          Except to the extent that Deloy Miller may be deemed to be a parent of the Company by virtue of his ownership of a majority of its issued and outstanding shares, the Company has no parents.

Transactions with Promoters

          Other than the Note, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any promoter or founder or any member of the immediate family of any of the foregoing persons, had a material interest.


Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K*
-------------------

          Current Report on Form 8-K, filed January 15, 1997

          Current Report on Form 8-K-A1, filed March 13, 1997

*These documents and related exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference.



                                                                 Exhibit
Exhibits*                                                        Number
--------                                                         -------

(i)

Subsidiaries of the Company                                       21

Financial Data Schedule                                           27

Koppers Lease Schedule                                            99.1

Delta Leases Schedule                                             99.2


(ii)                                                       Where Incorporated
                                                           In This Report
                                                           ------------------
None.





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

                                             MILLER PETROLEUM, INC.


Date: 7/30/97                                By  /s/ Deloy Miller
     -------------                             ---------------------------
                                               Deloy Miller, President and
                                               Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                             MILLER PETROLEUM, INC.


Date: 7/30/97                                By  /s/ Deloy Miller
     --------------                            ---------------------------
                                               Deloy Miller, President and
                                               Director

Date: 7/30/97                                By  /s/ Lawrence LaRue
     --------------                            ---------------------------
                                               Lawrence L. LaRue, Secretary/
                                               Treasurer and Director


Date: 7/30/97                                By  /s/ Herbert J. White
     --------------                            ---------------------------
                                               Herbert J. White, Vice
                                              President and Director

       Supplemental information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act By Non-reporting Issuers

       No annual report covering the Registrant's last fiscal year or proxy material with respect to any annual or other meeting of security holders has been sent to security holders of the Registrant during the fiscal year covered by this Report. If the Registrant furnishes such material to security holders subsequent to the filing of this Report, the Registrant shall furnish copies of such material to the Securities and Exchange Commission when it is sent to security holders.


                      MILLER PETROLEUM, INC.
               (Formerly Triple Chip Systems, Inc.)

                CONSOLIDATED FINANCIAL STATEMENTS

                     April 30, 1997 and 1996



        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Miller Petroleum, Inc.
(Formerly Triple Chip Systems, Inc.)
Huntsville, Tennessee


We have audited the accompanying consolidated balance sheet of Miller Petroleum, Inc. and subsidiaries (formerly Triple Chip Systems, Inc.), as of April 30, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended April 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Miller Petroleum, Inc. and subsidiaries (formerly Triple Chip Systems, Inc.), as of April 30, 1997 and the consolidated results of their operations and their cash flows for the years ended April 30, 1997 and 1996 in conformity with generally accepted accounting principles.




Jones, Jensen & Company
July 18, 1997

                      MILLER PETROLEUM, INC.
               (Formerly Triple Chip Systems, Inc.)
                    Consolidated Balance Sheet

                              ASSETS

                                                       April 30,
                                                         1997
CURRENT ASSETS

  Cash                                                $    64,531
  Accounts receivable - trade, net (Note 1)               149,459

     Total Current Assets                                 213,990

FIXED ASSETS (Note 1)

  Machinery and equipment                                 481,862
  Vehicles                                                227,537
  Buildings                                               173,375
  Office equipment                                         27,272
  Less: accumulated depreciation                         (466,819)

     Total Fixed Assets                                   443,227

OIL AND GAS PROPERTIES (Notes 2 and 5)                    275,500

OTHER ASSETS

  Land                                                     11,500
  Investments                                              17,436
  Inventory (Note 1)                                      354,163

     Total Other Assets                                   383,099

   TOTAL ASSETS                                    $    1,315,816

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable - trade                          $      96,277
  Accounts payable - related (Note 4)                      16,090
  Accrued expenses                                         16,963
  Notes payable - current portion (Note 3)                254,449

     Total Current Liabilities                            383,779

LONG-TERM LIABILITIES

  Notes payable (Note 3)                                  142,573

     Total Long-Term Liabilities                          142,573

     Total Liabilities                                    526,352

COMMITMENTS AND CONTINGENCIES                                 -

STOCKHOLDERS' EQUITY

  Common Stock:  500,000,000 shares authorized at
   $0.0001 par value, 6,055,000 shares issued and
   outstanding                                                606
  Additional paid-in capital                              684,532
  Note receivable - shareholder                          (304,355)
  Retained earnings                                       408,681

     Total Stockholders' Equity                           789,464

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    1,315,816

                      MILLER PETROLEUM, INC.
               (Formerly Triple Chip Systems, Inc.)
              Consolidated Statements of Operations


                                                 For the Years Ended
                                                    April 30,
                                                1997            1996
REVENUES

  Service and drilling revenue              $ 763,690         $ 1,038,323
  Oil and gas revenue                         210,986             234,202
  Retail sales                                156,163             532,297
  Other revenue                                38,431              92,885

     Total Revenue                          1,169,270           1,897,707

COSTS AND EXPENSES

  Cost of oil and gas sales                   212,772             514,009
  Selling, general and administrative        429,131             839,249
  Salaries and wages                          346,788             316,909
  Depreciation, depletion and amortization   111,588             121,775

     Total Costs and Expenses              1,100,279            1,791,942

INCOME FROM OPERATIONS                        68,991              105,765

OTHER INCOME (EXPENSE)

  Interest income                             22,699                1,781
  Interest expense                           (39,697)            (31,493)

     Total Other Income (Expense)            (16,998)            (29,712)

INCOME TAXES (Note 1)                             -                   -

NET INCOME                              $     51,993            $  76,053

NET LOSS PER SHARE                      $       0.01            $    0.02

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                        5,565,873            3,501,197

                         MILLER PETROLEUM, INC.
                  (Formerly Triple Chip Systems, Inc.)
             Consolidated Statements of Stockholders' Equity

                                                       Note
                              Additional            Receivable
              Common Shares    Paid-in    Retained    From
             Shares   Amount   Capital    Earnings   Stockholder    Total
Balance,
 April 30,
 1995        3,501,197 $  350  $ 263,583   $ 280,635  $    -       $ 544,568

Net income
 for the
 year ended
 April 30,
 1996              -      -           -       76,053        -          76,053

Balance,
 April 30,
 1996        3,501,197    350     263,583   356,688         -         620,621


Common stock
 issued for
 acquisition
 of
 subsidiary  2,081,338    208     314,990      -            -         315,198

Recapitaliza-
tion           167,465     17         (17)     -            -             -

Common stock
 issued for
 cash at
 $1.83 per
 share          55,000      6     100,644      -            -         100,650

Common stock
 issued for
 services
 rendered      250,000     25       5,332      -            -          5,357

Payment for note
 receivable from
 stockholder       -      -            -       -       (304,355)     (304,355)

Net income for the
 year ended
 April 30, 1997    -      -            -    51,993           -          51,993

Balance,
 April 30,
 1997        6,055,000 $  606    $ 684,532 $408,681   $(304,355)      $789,464

/TABLE

                    MILLER PETROLEUM, INC.
               (Formerly Triple Chip Systems, Inc.)
              Consolidated Statements of Cash Flows


                                                     For the Years Ended
                                                           April 30,
                                                      1997           1996
CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net income                                       $ 51,993       $ 76,053
  Adjustments to Reconcile Net Income to Net Cash
   Provided (Used) by Operating Activities:
    Depreciation, depletion and amortization        111,588        121,775
    Allowance for bad debt                           35,235            -
    Common stock issued for services                  5,357            -
  Changes in Operating Assets and Liabilities:
    Decrease (increase) in accounts receivable      (53,955)      (58,453)
    Decrease (increase) in inventory               (126,411)     (278,168)
    Increase (decrease) in accounts payable           5,063       (78,911)
    Increase (decrease) in accrued expenses           5,111         3,614

     Net Cash Provided (Used) by Operating Activities 33,981     (214,090)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of investments                             (8,305)        (350)
  Capital expenditures                                (3,553)     (29,906)
  Purchase of oil and gas properties                 (83,435)     (13,919)

    Net Cash Provided (Used) by Investing Activities (95,293)     (44,175)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments on note receivable                        (304,355)    (73,207)
  Sale of common stock                                 100,650         -
  Proceeds from borrowings                             260,763     375,657

     Net Cash Provided (Used) by Financing Activities $ 57,058   $ 302,450

NET INCREASE (DECREASE) IN CASH                       $  4,254   $  44,185

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                     68,785      24,600

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                         $ 64,531   $  68,785

CASH PAID FOR:

  Interest                                            $ 39,697   $  31,493

  Income taxes                                        $    -     $     -

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services                    $  5,357   $     -
  Common stock issued for subsidiaries                $291,334   $     -


                        MILLER PETROLEUM, INC.
                 (Formerly Triple Chip Systems, Inc.)
            Notes to the Consolidated Financial Statements
                        April 30, 1997 and 1996


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a.  Organization

      The financial statements presented are those of Miller Petroleum, Inc. (formerly Triple Chip Systems, Inc.) (the Company). The Company was incorporated in the State of Delaware on November 12, 1985 for the purpose of searching out a business acquisition. On January 10, 1997, Triple Chip Systems, Inc. changed its name to Miller Petroleum, Inc. in conjunction with the merger with Miller Petroleum, Inc. The Company is no longer considered a development stage company as defined by SFAS No. 7.

      The Subsidiaries

      Miller Petroleum, Inc. (pre-merger) (Miller) was incorporated under the laws of the State of Tennessee on January 24, 1978 for the purpose of acquiring gas and oil contracts.

      Miller Services, Inc. (Services) was incorporated under the laws of the State of Tennessee on October 16, 1987 for the purpose of drilling and servicing oil and gas wells.

      Energy Cell, Inc. (Cell) was incorporated under the laws of the State of Tennessee on October 20, 1987, for the purpose of searching out and acquiring or participating in a business or business opportunity.

      On May 1, 1996, Services and Cell were merged into Miller in a business combination accounted for as a pooling of interests.

      On January 10, 1997, Triple Chip Systems, Inc. and Miller Petroleum completed an Agreement and Plan of Reorganization whereby the Company issued 5,582,535 shares of its common stock in exchange for all of the outstanding common stock of Miller. Immediately prior to the Agreement and Plan of Reorganization, the Company had 167,465 shares of common stock issued and outstanding.

      The acquisition was accounted for as a recapitalization of Miller because the shareholders of Miller controlled the Company after the acquisition. Therefore, Miller is treated as the acquiring entity. There was no adjustment to the carrying value of the assets or liabilities of Miller in the exchange. The Company is the acquiring entity for legal purposes and Miller is the surviving entity for accounting purposes. On May 6, 1996, the shareholders of the Company authorized a reverse stock split of 1 for 200. All references to shares of common stock have been retroactively restated.

      b.  Accounting Method

      The Company's financial statements are prepared using the accrual method of accounting. The successful efforts method of accounting is used for oil and gas property acquisitions, exploration and production activities as defined by the Securities and Exchange Commission, whereby all costs incurred in connection with the properties, productive or nonproductive, are capitalized. Capitalized costs related to proved properties and estimated future costs to be incurred in the development of proved reserves are amortized using the unit-of-production method. Capitalized costs are annually subjected to a test of recoverability by comparison to the present value of future net revenues from proved reserves. Any capitalized costs in excess of the present value of future net revenue from proved reserves, adjusted for the cost of certain unproved properties, are expensed in the year in which such an excess occurs.
      The Company has elected an April 30 year end.

      c.  Income per Share of Common Stock

      The income per share of common stock is based on the weighted average number of shares issued and outstanding during the year.

      d.  Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      e. Principles of Consolidation

      The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Miller Petroleum, Inc., Miller Services, Inc., and Energy Cell, Inc. All significant intercompany transactions have been eliminated.

      f. Fixed Assets

      Fixed assets are stated at cost. Depreciation and amortization are computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

      The estimated useful lives are as follows:

                                                                Lives
                              Class                            (Years)

              Building                                          40
              Machinery and equipment                          5-10
              Vehicles                                         5-7
              Office equipment                                   5

      Depreciation expense for the years ended April 30, 1997 and 1996 was $67,606 and $62,464, respectively.

      g. Revenue Recognition

      Revenues are recognized when the gas products are delivered to customers. In the movement of natural gas, it is common for differences to arise between volumes of gas contracted or nominated, and volumes of gas actually received or delivered. These situations are the result of certain attributes of the natural gas commodity and the industry itself. Consequently, the credit given to the Company by a pipeline for volumes received from producers may be different than volumes actually delivered by a pipeline. When all necessary information, such as the final pipeline statement for receipts and deliveries are available, these differences are resolved by the Company.

      The Company records imbalances based on amounts received and classifies the imbalances as adjustments to the trade accounts receivable or trade accounts payable, as appropriate.

      h.  Accounts Receivable

      Accounts receivable are presented at net realizable value. Accounts receivable are net of an allowance for doubtful accounts of $35,235 at April 30, 1997.

      i.  Inventory

      Inventory consists of used equipment which is purchased by the Company for resale. When purchases are made by the Company the cost is applied only to the marketable portion of the equipment. The inventory turnover is low, as such the inventory is carried as a non current asset. The inventory balance was $354,163 at April 30, 1997.

      j. Estimates

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

      k.  Reclassification

      Certain April 30, 1996 balances have been reclassified to conform with the April 30, 1997 financial statement presentation.

      l.  Income taxes

      No provision for taxes has been made, due to operating loss carryovers of approximately $102,000 which expire by 2010. The potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 2 -      OIL AND GAS PROPERTIES

      The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs carrying and retaining unproved properties are expensed. The Company amortizes the oil and gas properties using the double declining balance method for 10 years. The Company capitalized $83,435 of oil and gas properties for the year ended April 30, 1997 and recorded $43,982 and $59,311 of amortization expense for the years ended April 30, 1997 and 1996, respectively.

NOTE 3 -      LONG-TERM DEBT

      The Company had the following debt obligations at April 30, 1997:

                                                                 April 30,
                                                                   1997
    Note payable to Toyota Motor Corporation secured by 1994
     Landcruiser bearing interest at 9.99% and requiring monthly principal and interest payments of $619 due July 26, 2001
                                                                   $25,950

    Note payable to First National Bank of Oneida secured by 1994
     GMC Brigadier bearing interest at 9.6% and requiring monthly principal and interest payments of $356 due March 1998
                                                                     3,735

    Note payable to First National Bank of Oneida secured by 1990
     Ford Bronco bearing interest at 10%, balance due September 1997
                                                                      4,000

    Note payable to First National Bank of Oneida secured by real estate bearing interest at 10.25%, balance due August 1998
                                                                    35,018

    Note payable to First National Bank of Oneida secured by
     equipment bearing interest at 9.85%, balance due September 1997
                                                                    12,000

    Note payable to individual secured by a working interest in six natural gas wells bearing interest at 10% with no stated
     principal and interest payments due May 1997
                                                                     59,350
    Line of credit payable to First National Bank of the
     Cumberlands secured by equipment and inventory bearing
     interest at 10.50% due on demand
                                                                    132,669
    Line of credit payable to First National Bank of the
     Cumberlands secured by pledged receivables bearing interest at 10.50% due on demand
                                                                    28,600
    Note payable to First National Bank of the Cumberlands secured by a 1995 Chevrolet truck bearing interest at 9.25% requiring monthly principal and interest payments of $386
                                                                    14,370
    Note payable to First National Bank of the Cumberlands secured by a copier bearing interest at 10% requiring monthly principal and interest payments of $255
                                                                      3,357
    Notes payable to individuals secured by working interest in oil wells bearing interest at 6.00% due May and June, 1997
                                                                      2,973
    Note payable to a company secured by a working interest in oil wells bearing interest at 12% and due in May 1997
                                                                     75,000
      Total notes payable                                           397,022
      Less current maturities                                     (254,449)

      Notes payable - long-term                                  $ 142,573

    Maturities of long-term debt are as follows:

      Year Ending April 30,                                         Amount
      1997                                                       $  254,449
      1998                                                         115,357
      1999                                                           23,078
      2000                                                            4,138
      2001 and thereafter                                               -

          Total                                                  $  397,022

NOTE 4 -  RELATED PARTY TRANSACTIONS

    At April 30, 1997, there were related party accounts payable to the Company's secretary/treasurer. The amount payable at April 30, 1997 totaled $16,090.

    The Company has a note receivable from Deloy Miller (majority stockholder) for $304,355 at April 30, 1997. The note is unsecured and bears interest at 7% per annum and is due in annual installments of $37,178 beginning May 1, 1997. The May 1, 1997 has not been paid as of the date of this audit.

NOTE 5 -  S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES (Unaudited)

        (1)          Capitalized Costs Relating to
                   Oil and Gas Producing Activities
                                                             April 30,
                                                               1997

        Proved oil and gas properties
         and related lease equipment:
             Developed                                   $    447,133
             Non-developed                                    31,053
                                                              478,186
        Accumulated depreciation and depletion              (202,686)
        Net Capitalized Costs                            $    275,500

        (2)     Costs Incurred in Oil and Gas Property
         Acquisition, Exploration, and Development Activities
                                                               For the
                                                              Year Ended
                                                              April 30,
                                                                1997


        Acquisition of Properties Proved and Unproved    $          -
        Exploration Costs                                           -
        Development Costs                                        83,435

        (3)            Results of Operations for
                         Producing Activities

                                                           April 30,
                                                       1997          1996


        Production revenues                        $ 974,676     $1,272,525

        Production costs                             212,772        514,009
        Depreciation and depletion                    43,982         49,689

        Results of operations for producing
          activities (excluding corporate overhead
          and interest costs)                     $ 717,922     $  708,827

        (4)          Reserve Quantity Information

        The following schedule presents estimates of proved oil and natural gas reserves attributable to the Company. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved - developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in barrels of oil (Bbls) and millions of cubic feet of natural gas
        (Mmcf). Geological and engineering estimates of proved oil and natural gas reserves at one point in time are highly interpretive, inherently imprecise and subject to ongoing revisions that may be substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates reported represent the most accurate assessments possible, these estimates are by their nature generally less precise that other estimates presented in connection with financial statement disclosures.
                                                       Oil             Gas
                                                     (Bbls)           (Mmcf)
        Proved developed  reserves:
        Balance, April 30, 1996                      59,174            414

             Quantity estimates made                    -              222
             Production                               4,699           -

        Balance, April 30, 1997                       54,475           636
        In addition to the proved developed producing oil and gas reserves reported in the geological and engineering reports, the Company holds ownership interests in various proved - undeveloped properties. The reserve and engineering reports performed for the Company by an independent engineering consulting firm reflect additional proven reserves equal to approximately 4 Bcf of natural gas for these undeveloped properties. Although wells have been drilled and completed in each of these four properties, certain production and pipeline facilities must be installed before actual gas production will be able to commence. The most recent development plan for these properties indicates that facilities installation and commencement of production will be in 1997. However, such timing as well as the actual financing arrangements that will be secured by the Company are uncertain at this time. Therefore, these proven undeveloped reserves are not being included in the presentation of the oil and gas reserves at April 30, 1997, nor are such undeveloped reserves being considered in calculating depreciation, depletion and amortization expense for the year. Accordingly, these amounts are being calculated for the year based on the April 30, 1997 balance of the proven developed producing reserves set forth above.

        The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved developed reserves for the years ended April 30, 1997 and 1996. Estimated future cash flows were based on independent reserve data. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at April 30, 1997 and 1996, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves or in estimating future results to operations.

        Standardized measures of discounted future net cash flows:
                                                         April 30,
                                                    1997            1996
             Future production revenues         $2,224,400       $2,122,545

             Less: future production costs         662,795          649,578

             Future cash flows before
              income taxes                       1,561,605        1,472,967

             Future income tax (benefits)          273,281          257,769

             Future net cash flows               1,288,324        1,215,198

             Effect of discounting future
              annual net cash flows at 10%         597,694          491,605

             Standardized measure of
              discounted future net cash
              flows                             $  690,630      $   723,593