Form 10QSB
period 1997-07-31
MILLER PETROLEUM INC
filed 1997-09-16
CIK 785968

                   U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended  July 31, 1997
                                        -------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             September 15, 1997

                                  6,521,886




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


                          MILLER PETROLEUM, INC.
                        Consolidated Balance Sheets


                                  ASSETS
                                           July 31,    April 30,
                                            1997         1997
                                         (Unaudited)
CURRENT ASSETS

  Cash                                   $  259,338  $  64,531
  Accounts receivable - trade, net           72,229    149,459

     Total Current Assets                   331,567    213,990

FIXED ASSETS

  Machinery and equipment                   853,438    481,862
  Vehicles                                  227,537    227,537
  Buildings                                 173,375    173,375
  Office equipment                           28,745     27,272
  Less: accumulated depreciation           (482,445)  (466,819)

     Total Fixed Assets                     800,650    443,227

OIL AND GAS PROPERTIES                      353,452    275,500

OTHER ASSETS

  Land                                      511,500     11,500
  Investments                                17,436     17,436
  Inventory                                 357,054    354,163

     Total Other Assets                     885,990    383,099

   TOTAL ASSETS                          $2,371,659  $1,315,816



                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable - trade               $   55,773  $  96,277
  Accounts payable - related                 67,790     16,090
  Accrued expenses                           10,750     16,963
  Notes payable - current portion           269,457    254,449

     Total Current Liabilities              403,770    383,779

LONG-TERM LIABILITIES

  Notes payable                             160,464    142,573
  Notes payable - shareholder                31,420     -

     Total Long-Term Liabilities            191,884    142,573

     Total Liabilities                      595,654    526,352

COMMITMENTS AND CONTINGENCIES                -          -

STOCKHOLDERS' EQUITY

  Common Stock:  500,000,000 shares
   authorized at $0.0001 par value,
   6,521,886 and 6,055,000 shares
   issued and outstanding                       652        606
  Additional paid-in capital              1,506,700    684,532
  Stock subscriptions receivable            (69,210)    -
  Note receivable - shareholder              -        (304,355)
  Retained earnings                         337,863    408,681

     Total Stockholders' Equity           1,776,005    789,464

        TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY         $ 2,371,659 $1,315,816

                          MILLER PETROLEUM, INC.
                   Consolidated Statements of Operations
                               (Unaudited)

                                      For the Three Months Ended
                                               July 31,
                                         1997            1996
REVENUES

  Service and drilling revenue          $   159,045 $  163,096
  Oil and gas revenue                        38,554     59,584
  Retail sales                                9,920     49,292
  Other revenue                               1,334      8,404

     Total Revenue                          208,853    280,376

COSTS AND EXPENSES

  Cost of oil and gas sales                  68,474    137,094
  Selling, general and administrative        96,949     37,118
  Salaries and wages                         84,632     52,105
  Depreciation, depletion and amortization   25,206     27,870

     Total Costs and Expenses               275,261    254,187

INCOME (LOSS) FROM OPERATIONS               (66,408)    26,189

OTHER INCOME (EXPENSE)

  Interest income                             5,381      4,699
  Interest expense                           (9,791)    (8,846)

     Total Other Income (Expense)            (4,410)    (4,147)

INCOME TAXES                                 -          -

NET INCOME (LOSS)                        $  (70,818) $  22,042

NET EARNINGS (LOSS) PER SHARE            $    (0.01) $    0.00

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                       5,565,873  5,750,000

                            MILLER PETROLEUM, INC.
               Consolidated Statements of Stockholders' Equity
                                                     Note
                               Additional         Receivable   Stock
                 Common Shares  Paid-in  Retained    From     Subscription
                 Shares  Amount Capital  Earnings Stockholder Receivable Total

Balance,
 April 30, 1996 3,501,197 $350  $263,583 $356,688  $  -       $   -  $620,621

Common stock
 issued for
 acquisition of
 subsidiary     2,081,338  208   314,990      -       -           -   315,198

Recapitalization  167,465   17       (17)     -       -           -       -

Common stock
 issued for cash
 at $1.83 per
 share             55,000    6   100,644      -       -           -   100,650

Common stock
 issued for
 services
 rendered         250,000   25     5,332      -       -           -     5,357

Payment for note
 receivable from
 stockholder          -     -        -        - (304,355)         -  (304,355)

Net income for the
 year ended
 April 30, 1997       -     -        -    51,993     -            -    51,993

Balance
 April 30, 1997 6,055,000  606   684,532 408,681(304,355)         -   789,464

Received payment
 from shareholder
 (Unaudited)          -     -        -       -    50,170          -    50,170

Common stock
 issued for cash at
 approximately
 $1.74 per share
 (Unaudited)      322,442   32   562,182     -       -       (69,210) 493,004

Common stock
 issued for
 equipment at
 $1.80 per share
 (Unaudited)      144,444   14   259,986     -       -           -    260,000

Net loss for the
 three months
 ended July 31,
 1997 (Unaudited)     -     -        -   (70,818)    -           -    (70,818)

Balance,
 July 31, 1997
 (Unaudited)  6,521,886 $652 $1,506,700 $337,863 $(254,185)$(69,210)$1,521,820

                          MILLER PETROLEUM, INC.
                   Consolidated Statements of Cash Flows
                               (Unaudited)

                                                  For the Three Months Ended
                                                           July 31,
                                                    1997              1996

CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net income (loss)                                $  (70,818) $  22,042
  Adjustments to Reconcile Net Income to Net Cash
   Provided (Used) by Operating Activities:
    Depreciation, depletion and amortization           25,206      2,427
    Disposition of equipment and property                 -      125,391

  Changes in Operating Assets and Liabilities:
    Decrease (increase) in accounts receivable         77,230     (2,293)
    Decrease (increase) in inventory                   (2,891)    (5,000)
    Increase (decrease) in accounts payable           (41,594)    13,822
    Increase (decrease) in accrued expenses            (6,213)    (1,464)

     Net Cash Provided (Used) by Operating Activities (19,080)   154,925

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of equipment                              (113,049)       -
  Purchase of land                                   (500,000)       -
  Loan to shareholder                                     -     (296,691)
  Purchase of investments                                 -      (16,375)
  Purchase of oil and gas properties                  (87,532)       -

    Net Cash Provided (Used) by Investing Activities (700,581)  (313,066)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments from note receivable                        50,170        -
  Sale of common stock                                493,004        -
  Proceeds from borrowings                            417,530    182,085
  Payment for notes payable                           (46,236)       -

    Net Cash Provided (Used) by Financing Activities $914,468  $ 182,085

NET INCREASE IN CASH                                 $194,807  $  23,944

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                  64,531     68,785

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                      $259,338  $  92,729

CASH PAID FOR:

  Interest                                           $  9,791  $   8,846
  Income taxes                                       $    -    $     -

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for equipment                  $260,000  $     -

                           MILLER PETROLEUM, INC.
                     (Formerly Triple Chip Systems, Inc.)
               Notes to the Consolidated Financial Statements
                       July 31, 1997 and April 30, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 1997 Annual Report on Form 10KSB. The results of operations for the periods ended July 31, 1997 and 1996 are not necessarily indicative of operating results for the full year.

      The consolidated financial statements and other information furnished herein reflect all adjustment which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods covered by this report.

NOTE 2 - RELATED PARTY TRANSACTIONS

      During the three months ended July 31, 1997, the Company purchased real property from a major shareholder s wife. The property is located in Huntsville, Tennessee and is currently used as an office, shop and equipment yard by the Company. The appraisal price is $550,000. The Company paid $82,470 cash, assumed a $39,906 note payable with the First National Bank of Oneida, and issued a note payable for $377,624 to the seller. The note is secured by the real property and bears 7% interest. An annual payment of $92,019 plus interest is due beginning August 1, 1998. The total purchase price of the above real property is $500,000.

      The Company purchased drilling equipment for the sum of $360,000. $100,000 cash was paid by the Company and 144,444 shares of its common stock was issued for the balance of $260,000. The equipment was appraised at $383,000.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation
-----------------

         Plan of Operation for Existing Leases

          In the next 12 months, the Company intends to commence full-scale development of its oil and gas leases. The Company plans a fifteen well drilling program on the northern portion of its "Koppers Lease" in Campbell County, Tennessee. Industry partners have agreed to participate for a 25% working interest with the Company retaining a 75% working interest in the wells. Drilling depth will be approximately 3,000 feet. In the opinion of management, both the Big Lime and Chattanooga Shale formations have a high potential of producing natural gas; however, there can be no assurance that its drilling program will be successful. After drilling the first five wells, the Company will evaluate the success of said wells and use the geological information acquired in drilling said wells in choosing the locations of the future wells.

          Also, in Campbell County, the Company plans to continue its joint venture with Delta Producers. Estimated activities with Delta Producers call for recompleting two wells and possibly drilling at least one.

          The Company will drill the four wells in Overton County, Tennessee as called for in its Farmout Agreement with Mitchell Energy Corporation. Industry partners have agreed to purchase 75% of the working interest with the Company retaining a 25% working interest. Potential pay zones for crude oil that will be drilled are the Murfreesboro and the Knox formations. Currently, the Company operates about 10 wells in this area producing crude oil. The Company's past drilling experience here reveals that production from the Murfreesboro formation is much greater than the Knox formation; however, it is much more difficult to locate.

          Many variables relating to engineering and other matters can not be ascertained at this time. These variables will affect the economics of such a program; many factors, such as well rates, decline rates, best completion techniques and use of collateral production will not be definable until the Company's development plans are underway.

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

Results of Operations
---------------------

          During the quarterly period ended July 31, 1997, the Company received total revenues of $208,853, including service and drilling revenue of $159,045 and oil and gas revenue of $38,554. Total costs and expenses during this period were $275,261, and the Company had a net loss from operations of $66,408. Net loss during the quarterly period ended July 31, 1997, was $70,818, or $0.01 per share.


                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          On July 30, 1997, acting pursuant to applicable provisions of the Tennessee General Corporation Act, the holders of a majority of the Company's issued and outstanding common stock voted to adopt an Incentive Stock Option Plan providing for the granting of options to certain employees each of whom owns or will own less than 15 percent of the total combined voting power of all classes of the Company's stock (this provision is waived if at the time the option is granted the option price is at least 115% of the fair market value of the Company's common stock and the option is not exercisable after the expiration of five years from the date of issuance). Each optionee shall receive options to purchase no more than 150,000 shares of the Company's common stock and such options shall be exercisable for a period not more than 10 years. The exercise price of each option shall be 115% of the fair market value of the Company's common stock at the time the option is granted.

          As of the date of this Report, options to purchase a total of 490,000 shares have been granted to six individuals, including each of the Company's directors and executive officers.

Item 5.   Other Information.

         Commencing on August 11, 1997, which is subsequent to the period covered by this Report, the Company offered and sold a total of 466,886 "unregistered" and "restricted" shares of its common stock to 20 subscribers for a total consideration of $822,208. These shares were sold pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission.

Item 6.   Exhibits and Reports on Form 8-K.*

          (a)   Exhibits.

                None.

          (b)   Reports on Form 8-K.

                None.

* A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MILLER PETROLEUM, INC.



Date: 9/15/97                           By:  /s/ Deloy Miller
     -----------------                      -----------------------------
                                            Deloy Miller, President and
                                           Director


Date: 9/15/97                           By:  /s/ Lawrence L. LaRue
     -----------------                      -----------------------------
                                            Lawrence L. LaRue,
                                           Secretary/Treasurer and Director

Date: 9/15/97                           By:  /s/ Herbert J. White
     -----------------                      -----------------------------
                                            Herbert J. White, Vice
                                           President and Director