Form 10QSB
period 1997-10-31
MILLER PETROLEUM INC
filed 1997-12-15
CIK 785968

                   U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 1997
                                       ----------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             December 8, 1997

                                  6,535,666




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

                          MILLER PETROLEUM, INC.
                        Consolidated Balance Sheet
                              (Unaudited)
                                ASSETS

                                        October 31,      April 30,
                                           1997            1997
CURRENT ASSETS

 Cash                                    $52,808          $64,531
 Accounts receivable - trade, net        126,531          149,459
 Total Current Assets                    179,339          213,990

FIXED ASSETS
 Machinery and equipment                 910,198          481,862
 Vehicles                                227,537          227,537
 Buildings                               181,956          173,375
 Office Equipment                         36,479           27,272
 Less: accumulated depreciation         (509,653)        (466,819)
 Total Fixed assets                      846,517          443,227
 OIL AND GAS PROPERTIES                  472,859          275,500

OTHER ASSETS
 Land                                    511,500           11,500
 Investments                              22,241           17,436
 Inventory                               377,679          354,163
 Total Other Assets                      911,420          383,099
 TOTAL ASSETS                         $2,41O,135       $1,315,816

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable - trade                $72,645          $96,277
 Accounts payable - related               55,799           16,090
 Accrued expenses                         14,556           16,963
 Notes payable - current portion         228,233          254,449
 Total Current Liabilities               371,233          383,779

LONG-TERM LIABILITIES

 Notes payable                            88,960          142,573
 Notes payable - shareholder             122,482              -
 Total Long-Term Liabilities             211,442          142,573
 Total Liabilities                       582,675          526,352

STOCKHOLDERS' EQUITY

 Common Stock: 500,000,000 shares
 authorized at $0.0001 par value,
 6,535,666 and 6,055,000 shares
 issued and outstanding                      654              606
 Additional paid-in capital            1,531,501          684,532
 Note receivable - shareholder               -           (304,355)
 Retained earnings                       295,305          408,681
 Total Stockholders' Equity            1,827,460          789,464
 TOTAL LIABILITIES AND
   STOCKHOLDERS'S EQUITY              $2,410,135       $1,315,816

The accompanying notes are an integral part of these consolidated financial statements.
                               MILLER PETROLEUM, INC.
               Consolidated Statements of Operations
                            (UNAUDITED)

                                        For the Six Months Ended
                                              October 31,
                                           1997        1996
REVENUES
 Service and drilling revenue             $293,444     $268,867
 0il and gas revenue                        83,502      113,196
 Retail sales                               43,400       79,069
 Other revenue                              22,268       10,805
 Total Revenue                             442,614      471,937

COSTS AND EXPENSES

 Cost of oil and gas sales                 133,115       60,243
 Selling, general and administrative       155,790      196,188
 Salaries and wages                        186,693      146,895
 Depreciation, depletion and amortization   66,630       86,143
 Total Costs and Expenses                  542,228      489,469
 INCOME (LOSS) FROM OPERATIONS             (99,614)     (17,532)

OTHER INCOME (EXPENSE)

 Interest income                            10,564       10,621
 Interest expense                          (24,326)     (17,930)

Total Other Income (Expense)               (13,762)      (7,309)

INCOME TAXES

 NET INCOME (LOSS)                       ($113,376)    ($24,841)
 NET EARNING (LOSS) PER SHARE               ($0.02)      ($0.00)
 WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                      6,370,480    5,750,000

The accompanying notes are an integral part of these consolidated financial statements.
                          MILLER PETROLEUM, INC.
              Consolidated Statement of Stockholders' Equity
                              (UNAUDITED)
                                                        Note
                                Additional           Receivable
                Common Shares    Paid-in    Retained    From
               Shares    Amount  Capital    Earnings Stockholder  Total
Balance
 April 30, 1996 3,501,197 $350   $263,583    $356,688       -   $620,621

Common stock
 issued for
 acquisition of
 subsidiary     2,081,333  208    314,990         -         -    315,198

Recapitalization  167,465   17        (17)        -         -        -

Common stock
 issued for cash
 at $1.83 per
 share             55,000    6    100,544         -         -    100,650

Common stock
 issued for
 services
 rendered         250,000   25      5,332         -         -      5,357

Payment for note
 receivable from
 stockholder          -    -          -           -    (304,355)(304,355)

Net Income for the
 year ended
 April 30, 1997       -    -          -        51,993       -     51,993

Balance
 April 30, 1997 6,056,000  606    684,532     408,681  (304,355) 789,464

Net note receivable
 from shareholder
 with note payable
 to shareholder        -   -          -           -     304,355  304,355

Common stock
 issued for cash at
 approximately
 $1.75 per share   336,222  34    586,984         -         -    687,018

Common stock
 issued for equipment
 at $1.8O per
 share             144,444  14    253,986         -         -    260,000

Net loss for the six
 months ended
 October 31, 1997      -   -          -      (113,376)      -   (113,376)

Balance October 31,
 1997            6,535,666 654  1,531,502     295,305        0 1,827,461

The accompanying notes are an integral part of these consolidated financial statements
                          MILLER PETROLEUM, INC.
                  Consolidated Statement of Cash Flows
                              (UNAUDITED)
                                            For the Six Months Ended
                                                  October 31,

                                              1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                        ($113,376)       ($24,841)

Adjustments to Reconcile Net Income to Net Cash
 Provided (Used) by Operating Activities:
 Depreciation, depletion and amortization    66,630          24,452
 Disposition of equipment and property        4,306         125,391
 Changes in Operating Assets and Liabilities:
 Decrease (increase) in accounts receivable  22,928         (47,262)
 Decrease (increase) in inventory           (23,516)         (5,000)
 Increase (decrease) in accounts payable     16,077          31,350
 Increase (decrease) in accrued expenses     (2,407)         (2,374)

 Net Cash Provided (Used) by Operating
    Activities                              (29,358)        101,716

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                     (181,818)        (26,625)
 Purchase of land                          (500,000)            -
 Loan to shareholder                            -          (305,622)
 Purchase of investments                     (4,805)        (16,375)
 Purchase of oil and gas properties        (217,029)            -

 Net Cash Provided (Used) by Investing
    Activities                             (903,652)       (348,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments from notes receivable              52,138
 Sale of common stock                       587,018
 Proceeds from borrowings                   407,981         230,611
 Payments for notes payable                (125,850)         (1,415)
 Net Cash Provided (Used) by Financing
   Activities                              $921,287        $229,196

 NET INCREASE IN CASH                      ($11,723)       ($17,710)
 CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                         64,531          68,785

 CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               52,808          51,075

 CASH PAID FOR

 Interest                                   $24,326         $17,930
 Income taxes                                   -               -
NON-CASH FINANCING ACTIVITIES:

 Common stock issued for equipment         $260,000             -

The accompanying notes are an integral part of these consolidated financial statements.
                           MILLER PETROLEUM, INC.
               Notes to the Consolidated Financial Statements
                    October 31, 1997 and April 30, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed of omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 1997 Annual Report on Form 10KSB. The results of operations for the periods ended October 31, 1997 and 1996 are not necessarily indicative of operating results for the full year.

The consolidated financial statements and other information furnished herein reflect all adjustment which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods covered by this report.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the six months ended October 31, 1997, the Company purchased real property from a major shareholder's wife. The property is located in Huntsville, Tennessee and is currently used as an office, shop and equipment yard by the Company. The appraisal price is $550,000 The Company paid $82,470 cash, assumed a $39,906 note payable with the First National Bank of Oneida, and issued a note payable for $377,624 to the seller. The note is secured by the real property and bears 7% interest. An annual payment of $92,019 plus interest is due beginning August 1, 1998. The total purchase price of the above real property is $500,000.

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

          Today, the Company is focusing primarily on the development, drilling and production of natural gas in eastern Tennessee and Kentucky. Natural gas production in eastern Tennessee was difficult in the past due to the lack of pipelines in the area. Recent activities by ALAMCO, Inc. ("ALAMCO") and the Citizens Gas Utility District ("Citizens") have opened up the Campbell County, Tennessee area for development. ALAMCO has constructed an eight-inch pipeline adjacent to the Company's leases in Campbell, County and is negotiating to purchase all of the gas that the Company may develop there. The Company is also working to build a 4.4 mile, 6-inch pipeline extension to connect to Citizens' pipeline near Jellico, Tennessee, to produce gas from recent drilling as well as provide marketing options for existing and future productions.

          The Company's operations include the operation of gas and oil wells, acquisition and development of gas and oil leases, rebuilding and sales of oilfield equipment and the organization of joint venture drilling programs with industry partners.

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

          The Company began a joint venture in 1993 with Delta Producers, Inc., of Greenville, Mississippi ("Delta Producers"). Currently, the parties are jointly producing nine gas wells in the Jellico, Tennessee area northwest of the Pine Mountain Thrust Fault. The ninth well, the Billy Bowlins #3, was completed naturally in the Big Lime and put on line October 17, 1997, at over 600 thousand cubic feet per day ("MCFD"). A tenth well, the Tiller #1, was recently stimulated with a four stage foamed sand frac job and is expected to be on line before the end of the year.

           Management believes that the leases that are held jointly with Delta Producers contain a minimum of three more drilling prospects, and three drilled wells will benefit from well stimulation.

          Additional recent wells drilled include the Robert Cox #3 testing 1,510 MCFD absolute open flow ("AOF") natural, the Cox #1 testing 250 MCFD AOF natural, and the Cox #2 testing 707 MCFD AOF natural, all from the Big Lime. These wells are located in the Jellico Field near the Company's more than 9,000 acres under lease, and will be produced through the 6-inch pipeline under development into the Citizens' system. Management believes that Cox #1 will benefit from well stimulation.

          On September 15, 1997, Dr. Gary Bible was appointed Vice President of Geology of the Company. Dr. Bible earned his BS Degree in Geology from Kent State University and his Msc. and PhD degrees in Geology from Iowa State University. Formerly with Phillips Petroleum Corporation and LAMCO, Dr. Bible brings to the Company 19 years' experience as a Petroleum Geologist. In addition, Dr. Bible has spent 9 years in the Appalachian Basin in the exploration and development of reserves in the Big Lime, Devonian Shale and in deeper horizons.

          On November 1, 1997, which is subsequent to the period covered by this Report, John Bonar was appointed Vice President of Engineering. Mr. Bonar earned his BS Degree in Petroleum Engineering from the University of Wyoming. Formerly with Marathon Oil Company and Penn Virginia Oil and Gas, Inc., he brings to the Company 14 years in the Appalachian Basin in the exploration and development of reserves and management of operations.

          The Company has signed a letter of intent dated November 21, 1997, which is subsequent to the period covered by this Report, to purchase the assets of AKS Energy Corporation ("AKS"), a subsidiary of Arakis Energy Corporation of Calgary, Canada. The assets include over 40,000 acres of leaseholds in the counties of Leslie, Bell, Knox, Harlan and Clay, Kentucky, and Campbell County, Tennessee. Included are 23 wells producing a net 500 MCFD and 12 barrels of oil per day. Also included is an Ingersoll-Rand RD10 drilling rig, four service rigs, support equipment and a shop near Corbin, Kentucky. Management expects the terms of the sale to be finalized in mid-December, 1997. In the event that the transaction is completed, the Company will timely file with the Securities and Exchange Commission a Current Report on Form 8-K disclosing its terms.

Reserve Analysis
----------------

          The acquisition of the AKS assets would add substantially to the reserves of the Company. In August, 1997, Wright & Company, Inc., of Brentwood, Tennessee ("Wright") performed a reserve analysis on the AKS leases. This report shows that, as of June 30, 1997, the AKS leases contain total proved net oil and gas reserves of 45,038 Bbls. and 5,294,837 MCF. of these amounts, a total of 13,898 Bbls of oil reserves, and 2,661,082 MCF of gas reserves were proved but undeveloped. Net profit from all of the AKS reserves would be $11,229,400, with a net present value, discounted at 10%, of $3,450,468. Management believes that the AKS acquisition would effectively increase the Company's proven developed producing oil reserves by 57% and its proven developed producing gas reserves by over 1500%.

          D. Randall Wright, a Registered Petroleum Engineer, has no interest in AKS or the Company, and performed the reserve analysis for AKS at his standard rate.

Other Significant Plans
-----------------------
          In addition to the AKS acquisition, the Company intends to take advantage of other opportunities to purchase existing oil and gas production. Changes in management or economic conditions often bring properties to market at a level below replacement costs. These acquisitions may quickly enhance cash flow and earnings to the Company at no risk. Prospective acquisitions will be fully evaluated, which evaluations will include a reserve analysis of the properties in question.

Results of Operations
---------------------

          During the six months ended October 31, 1997, the Company received total revenues of $442,614, including service and drilling revenue of $293,444 and oil and gas revenue of $83,502. Total costs and expenses during this period were $542,228, and the Company had a net loss from operations of $99,614. Net loss during the six month period ended October 31, 1997, was $113,376, or $0.02 per share.

Liquidity
---------

          During the quarterly period covered by this Report, the Company increased its liquidity by $813,207.20 through the sale of a total of 466,886 "unregistered" and "restricted" shares of common stock to 35 accredited investors. These sales were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.


                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          None; not applicable.

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

                                        MILLER PETROLEUM, INC.



Date: 12-12-97                          By:  /s/ Deloy Miller
     -----------------                      -----------------------------
                                            Deloy Miller, President and
                                           Director


Date: 12-12-97                          By:  /s/ Lawrence LaRue
     -----------------                      -----------------------------
                                            Lawrence L. LaRue,
                                           Secretary/Treasurer and Director

Date: 12-12-97                          By:  /s/ Herman Gettelfinger
     -----------------                      -----------------------------
                                            Herman Gettelfinger, Director