Form 10QSB/A
period 1996-10-31
MILLER PETROLEUM INC
filed 1998-01-27
CIK 785968

                   U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB-A1


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended
                                        ----------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from October 1, 1996 to October 31, 1996
                                        ---------------    ----------------


                         Commission File No. 33-2249-FW


                             MILLER PETROLEUM, INC.
                             ----------------------
                  (Name of Small Business Issuer in its Charter)


             TENNESSEE                                   62-1028629
             ---------                                   ----------
   (State or Other Jurisdiction of               (I.R.S. Employer I.D. No.)
    incorporation or organization)


                                 3651 Baker Highway
                            Huntsville, Tennessee  37756
                            ----------------------------
                     (Address of Principal Executive Offices)

                   Issuer's Telephone Number:  (423) 663-9457


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

                                  May 6, 1997

                                  6,055,000




          This Transition Report on Form 10-QSB-A1 is filed for the sole purpose of correcting the Registrant's I.R.S. Employer Identification Number, as shown on the cover page of this Report.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MILLER PETROLEUM, INC.



Date:  1/26/98                            By: /s/ Deloy Miller
      -------------------                    --------------------------
                                             Deloy Miller, CEO and
                                            Director


Date:  1-26-98                            By: /s/ Ronnie Griffith
      -------------------                    --------------------------
                                      Ronnie Griffith, President
                                             and Director


Date:  1/26/98                            By: /s/ Lawrence L. LaRue
      -------------------                    --------------------------
                                             Lawrence L. LaRue,
                                            Secretary/Treasurer and Director