Form 10KSB/A
period 1997-04-30
MILLER PETROLEUM INC
filed 1998-01-27
CIK 785968

U. S. Securities and Exchange Commission
                              Washington, D. C.  20549

                                      FORM 10-KSB-A1

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the fiscal year ended April 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from           to
                                       ---------    ---------

                        Commission File No. 33-2249-FW

                             MILLER PETROLEUM, INC.
               (Name of Small Business Issuer in its Charter)

        TENNESSEE                                     62-1028629
        ---------                                     ----------
State or Other Jurisdiction of               (I.R.S. Employer I.D. No.)
incorporation or organization)

                               3651 Baker Highway
                          Huntsville, Tennessee  37756
                          ----------------------------
                    (Address of Principal Executive Offices)

                   Issuer's Telephone Number:  (423) 663-9457



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


                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS)

Not Applicable.


                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                July 30, 1997

                                   6,055,000
                                   ---------


     This Annual Report on Form 10-KSB-A1 is filed for the sole purpose of correcting the Registrant's I.R.S. Employer Identification Number, as shown on the cover page of this Report.


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MILLER PETROLEUM, INC.


Date: 1/26/98                                By /s/ Deloy Miller
     -------------                             ---------------------------
                                               Deloy Miller, CEO and
                                               Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                             MILLER PETROLEUM, INC.


Date: 1/26/98                                By /s/ Deloy Miller
     --------------                            ---------------------------
                                               Deloy Miller, CEO and
                                               Director

Date: 1-26-98                                By /s/ Ronnie Griffith
     --------------                            ---------------------------
                                                Ronnie Griffith, President
                                               and Director



Date: 1/26/98                                By /s/ Lawrence L. LaRue
     --------------                            ---------------------------
                                               Lawrence L. LaRue, Secretary/
                                               Treasurer and Director