Form 10QSB/A
period 1997-07-31
MILLER PETROLEUM INC
filed 1998-01-27
CIK 785968

                   U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB-A1


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended  July 31, 1997
                                        ----------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                       MILLER PETROLEUM, INC.



Date:  1/26/98                            By: /s/ Deloy Miller
      -------------------                    --------------------------
                                             Deloy Miller, CEO and Director


Date:  1-26-98                            By: /s/ Ronnie Griffith
      -------------------                    --------------------------
                                              Ronnie Griffith,President and
                                             Director


Date:  1/26/98                            By: /s/ Lawrence L. LaRue
      -------------------                    --------------------------
                                              Lawrence L. LaRue,
                                             Secretary/Treasurer and Director