Form 10QSB
period 1998-01-31
MILLER PETROLEUM INC
filed 1998-03-13
CIK 785968

                   U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 1998
                                       ----------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 March 12, 1998

                                  6,609,703




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

                      MILLER PETROLEUM, INC.
                  Consolidated Balance Sheets
ASSETS                           January 31,           April 30,
                                   1998                  1997
                                 Unaudited
 CURRENT ASSETS

 Cash                             $108,143               $64,531
 Accounts receivable - trade, net  317,946               149,459
 Total Current Assets              426,089               213,990

FIXED ASSETS

 Machinery and equipment         1,555,654               481,862
 Vehicles                          274,789               227,537
 Buildings                         184,624               173,375
 Office Equipment                   54,851                27,272
 Less: accumulated depreciation   (546,809)             (466,819)
 Total Fixed assets              1,523,109               443,227
 OIL AND GAS PROPERTIES          2,208,213               275,500

OTHER ASSETS

 Land                              661,967                11,500
 Investments                        38,717                17,436
 Inventory                         413,667               354,163

 Total Other Assets              1,114,351               383,099
 TOTAL ASSETS                   $5,271,762            $1,315,816

 CURRENT LIABILITIES

 Accounts payable - trade          $35,457               $96,277
 Accounts and notes payable -
   affiliate                     1,243,600                16,090
 Accrued expenses                   62,922                16,963
 Notes payable - current portion   505,672               254,449
 Total Current Liabilities       1,847,651               383,779

 LONG-TERM LIABILITIES

 Notes payable                     455,810               142,573
 Notes payable - shareholders      984,656
 Total Long-Term Liabilities     1,440,466               142,573
 Total Liabilities               3,288,117               526,352

 STOCKHOLDERS' EQUITY

 Common Stock: 500,000,000
 shares authorized at
 $0.0001 par value, 6,609,703
 and 6,055,000 shares
 issued and outstanding                661                   606
 Additional paid-in capital      1,665,084               684,532
 Note receivable - shareholder         -                (304,355)
 Retained earnings                 317,900               408,681
 Total Stockholders' Equity      1,983,645               789,464
 TOTAL LIABILITIES AND
   STOCKHOLDERS'S EQUITY        $5,271,762            $1,315,816

The accompanying notes are an integral part of these consolidated financial statements.

                         MILLER PETROLEUM, INC.
                 Consolidated Statements of Operations
                             (UNAUDITED)
                               Three Months          Nine Months
                                              Ended
                                        January 31, 1998
REVENUES

 Service and drilling revenue     $198,886            $492,330
 Oil and gas revenue               166,638             250,140
 Retail sales                           31              43,431
 Other revenue                     133,471             155,739

 Total Revenue                     499,026             941,640

COSTS AND EXPENSES

 Cost of oil and gas sales          87,507             220,622
 Selling, general and
   administrative                  105,596             261,386
 Salaries and wages                157,350             344,043
 Depreciation, depletion and
   amortization                     80,396             147,026

 Total Costs and Expenses          430,849             973,077
 INCOME (LOSS) FROM OPERATIONS      68,177             (31,437)

OTHER INCOME (EXPENSE)

 Interest income                     4,259              14,823
 Interest expense                  (49,841)            (74,167)
 Total Other Income (Expense)      (45,582)            (59,344)
 INCOME TAXES                            0                   0

 NET INCOME (LOSS)                  22,595             (90,781)
 NET EARNING (LOSS) PER SHARE         0.00               (0.01)
 WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING              6,560,345           6,383,670

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
            Consolidated Statement of Stockholders' Equity
                             (UNAUDITED)
                                                          Note
                                    Additional          Receivable
                    Common Shares    Paid-in   Retained   From
                  Shares     Amount  Capital   Earnings Stockholder Total
 Balance
 April 30, 1996   3,501,197   $350  $263,583  $356,688     -  $620,621

 Common stock
 issued for
 acquisition of
 subsidiary       2,081,338    208   314,990       -       -   315,198

 Recapitalization   167,465     17       (17)      -       -       -

 Common stock
 issued for cash
 at $1,83 per share  55,000      6   100,644       -       -   100,650

 Common stock
 issued for services
 rendered           250,000     25     5,332       -       -     5,357

 Payment for note
 receivable from
 stockholder            -      -         -         -  (304,355)(304,355)

 Net income for the
 year ended
 April 30, 1997         -      -         -      51,993     -     51,993

 Balance
 April 30, 1997   6,055,000    606   684,532   408,681(304,355) 789,464

 Net note receivable
 from shareholder
 with note payable
 to shareholder         -      -         -         -   304,355  304,355

 Common stock
 issued for cash
 at approximately
 $1.75              336,222     34   586,984       -       -    587,018
 per share

 Common stock
 issued for
 equipment
 at $1.80 per
 share              144,444     14   259,986       -       -    260,000

 Common stock issued
 in AKS acquisition
 at $2.00 per share  45,000      5    89,995       -       -     90,000

 Common stock issued
 to pay note payable
 at $1.50 per share  29,037      3    43,587       -       -     43,590

 Net loss for the nine
 months ended
 January 31, 1998       -      -         -     (90,781)    -    (90,781)

 Balance
 January 31, 1998 6,609,703    662 1,665,084   317,900      0 1,983,646

The accompanying notes are an integral part of these consolidated financial statements

                           MILLER PETROLEUM, INC.
                  Consolidated Statement of Cash Flows
                               (UNAUDITED)
                                          Three Months    Nine Months
                                                     Ended
                                               January 31, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                         $22,595         ($90,781)
 Adjustments to Reconcile Net Income to
  Net Cash Provided (Used) by Operating
  Activities:
   Depreciation, depletion and amortization 80,396          147,026
 Disposition of equipment and property         -              4,306
 Changes in Operating Assets and Liabilities:
 Decrease (increase) in accounts
   receivable                             (191,415)        (168,487)
 Decrease (increase) in inventory          (35,988)         (59,504)
 Increase (decrease) in accounts payable   (37,188)         (60,820)
 Increase (decrease) in accrued expenses    48,366           45,959
 Net Cash Provided (Used) by Operating
   Activities                             (113,234)        (182,301)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                    (623,748)        (809,872)
 Purchase of land                         (150,467)        (650,467)
 Purchase of investments                   (16,476)         (21,281)
 Purchase of oil and gas properties     (1,778,594)      (1,995,443)
 Net Cash Provided (Used) by Investing
   Activities                           (2,569,285)      (3,477,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments from notes receivable                  0           52,138
 Sale of common stock                       43,590          720,607
 Proceeds from borrowings                2,761,154        3,005,733
 Payments for notes payable                (66,890)         (75,502)
 Net Cash Provided (Used) by Financing
   Activities                           $2,737,854       $3,702,976

 NET INCREASE IN CASH                      $55,335          $43,612
 CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                        52,808           64,531
 CASH AND CASH EQUIVALENTS,
 END OF PERIOD                            $108,143         $108,143

CASH PAID FOR

 Interest                                  $49,841          $74,167
 Income taxes                                  -                -

 NON-CASH FINANCING ACTIVITIES:
 Common stock issued for equipment         $90,000         $350,000

The accompanying notes are an integral part of these consolidated financial statements.

                            MILLER PETROLEUM, INC.
              Notes to the Consolidated Financial Statements
                    January 31, 1998 and April 30,1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 1997 Annual Report on Form 1OKSB. The results of operations for the period ended January 31, 1998 are not necessarily indicative of operating results for the full year.

On December 16,1997, the Company purchased 100% of the assets of AKS Energy Corporation of Corbin, Kentucky. The total purchase price was $2,308,207, of which $1,731,155 was for reserves. Miller paid $1,910,000 in cash, issued $90,000 worth of common stock, and assumed debt of $308,207.

The consolidated financial statements and other information furnished herein reflect all adjustment which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods covered by this report.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 1998, the Company purchased real property from a major shareholder's wife. The property is located in Huntsville, Tennessee and is currently used as an office, shop and equipment yard by the Company. The appraisal price is $550,000 The Company paid $82,470 cash, assumed a $39,906 note payable with the First National Bank of Oneida, and issued a note payable for $377,624 to the seller. The note is secured by the real property and bears 7% interest. An annual payment of $92,019 plus interest is due beginning August 1,1998. The total purchase price of the above real property is $500,000.

The Company purchased drilling equipment from a shareholder for the sum of $360,000. Payment was made with a combination of cash and the issuance of common shares in the Company, $100,000 in cash and 144,444 shares of common stock was issued for the balance of $260,000. The equipment was appraised at $383,000.

The Company issued a note receivable of $860,000 at eight percent with a seven year term to a investor. The note included 688,000 warrants which can exercised during the term of the note receivable for $1.25 per share. Furthermore, the ratio of warrants to common stock as of the date of the note receivable will be maintained.

The Company has issued notes receivable that mature in six months to the above mentioned investor and Mr. Herman Gettelfinger, a Director of this Company, for $710,000 and $525,000 respectively. The Company is seeking to refinance said notes on a long-term basis. However, the Company will be able to "rollover" said notes until permanent financing is obtained.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation
-----------------

         During the next 12 months, Miller intends to commence full scale development of its oil and gas leases. The Company plans a thirty well drilling program on the northern portion of its "Koppers Lease" in Campbell County, Tennessee, to develop gas reserves from the Devonian Shale and Big Lime formations. (It has been estimated that the Devonian Shale in the Appalachian Basin, discovered in the early part of this century, has produced on the order of 2 TCF of gas.) Industry partners have agreed to participate for a 25% working interest with the Company retaining a 75% working interest in the wells. Drilling depth will average 3,000 feet.

         Additionally, Miller plans to drill five wells on its newly acquired AKS Energy, ("SMEPA"), leasehold in Kentucky to assess and develop several promising reservoirs discovered by AKS Energy prior to its sale. One outside operated direct offset well to the "SMEPA Lease" has a cumulative production of over 1 BCF since 1965 and is still producing. Other producing wells in this offsetting field have cumulative production to date of over 350 MMCF each. Miller is currently remapping the entire acreage position, including lineaments, to better assess this potential.

         A coalbed methane, (CBM), core is also scheduled this spring to assess the CBM potential of the "SMEPA Lease". (To date, no CBM reserves have been booked.) Gross coal thicknesses of over 14' have been logged in the field with natural gas shows documented in all wells drilled in recent years. Gross coal isopachous mapping has estimated 650 million tons of coal underlying natural surface drainage over the entire lease. Assuming a gas content of 200 SCF/ton, the total coalbed methane in place would be 130 BCF. Given a recovery factor of 60% with a drainage area of 80 acres per well as estimated by operators of CBM fields within 70 miles of the property, CBM development will provide very favorable economics to Miller. Full field development would yield a theoretical ultimate recovery of 78 BCF. With positive results from the core data, industry partners will be solicited to participate in the development of these reserves.

         Another five wells are slated to further the development of the Jellico Mountain member of the Big Lime in Campbell County, Tennessee. Several wells drilled to date have tested in excess of 1 to 2 MMCFD open flow with one well initially producing in excess of 600 MCFD in the line. Four additional wells are scheduled to be brought on line in the next quarter with completion of a 4.4 mile pipeline. Part of this development will be through the Company's joint venture with Delta Producers, Inc., of Greenville, Mississippi.

         Miller continues to divest and upgrade its inventory of rolling stock. The Company is currently in negotiations to sell two of its Ingersoll-Rand RD-10 tophead drive drilling rigs and replace them with a newer Ingersoll-Rand model RD-20. The newer equipment will provide Miller with the ability to drill current objectives more efficiently while allowing for the capability to target deeper prospects as they are identified.

         Miller continues to be leader in information technology, utilizing the latest computer graphics and analytical tools for geologic exploration, drilling and development. The Company's Geology and Exploration Department has already identified several previously unknown geologic features that management feel could hold significant hydrocarbon reserves. It is Millers' intention to test the most promising prospects over the next twelve months.

         Miller continues to analyze exiting oil and gas production properties brought to market. Prospects identified for sale at or below Miller's targeted finding costs that enhance Miller's strategic advantages will be aggressively pursued for acquisition.

         Deloy Miller, CEO, stated, "We now have the technical and managerial staff in place to begin exploitation of our strong acreage position. Our command of these areas is unparalleled. With the completion of our capitalization, we will be poised for explosive growth over the next few months."

Results of Operations
---------------------

          During the nine months ended January 31, 1998, the Company received total revenues of $941,640, including service and drilling revenue of $492,330 and oil and gas revenue of $250,140. Total costs and expenses during this period were $973,077, and the Company had a net loss from operations of $31,437. Net loss during the six month period ended October 31, 1997, was $90,781, or $0.01 per share.

         On December 29, 1997, Ronnie Griffith was appointed President of Miller Petroleum. Mr. Griffith founded Griffith Well Services in 1983 to provide well services to the booming oil and gas industry in the southern Appalachian Basin. Griffith Well Services grew to five service rigs, surviving and prospering during the turbulent ups and downs of the industry. In December, 1992, Griffith Well Services was merged with AKS Energy with Mr. Griffith taking the position of Vice President, Exploration and Development. There, he supervised the drilling and completion of 250 oil and gas wells and the installation and operation of seven compressor stations and 70 miles of pipeline. In addition to supervisory duties, he lead the negotiation of acquisitions, bank financing, gas contracts, lease agreements, and, ultimately, the sale of the company. In 1995, he was awarded the position of President, AKS Energy Co. Mr. Griffith attended Knoxville Business College. Mr. Griffith has been active in the Appalachian Basin for over 17 years.

         Deloy Miller, former President, assumed the position of CEO and Chairman of the Board of Directors.

         Miller purchased 100% of the assets of AKS Energy Corporation, a subsidiary of Arakis Energy Corporation of Calgary, Canada, on December 16, 1997 for $2,308,207, of which $1,731,155 was for reserves. See Form 8-K Current Report filed on or about March 17, 1998.

Liquidity
---------

         The Company as of January 31, 1998 had cash of $108,143, with current liabilities of $1,847,651.

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

                Filed on or about March 17, 1998.

* A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MILLER PETROLEUM, INC.



Date: 3/13/98                           By:/s/Deloy Miller
     -----------------                      -----------------------------
                                            Deloy Miller, President and
                                           Director


Date: 3/13/98                           By:/s/Lawrence L. LaRue
     -----------------                      -----------------------------
                                            Lawrence L. LaRue,
                                           Secretary/Treasurer and Director

Date: 3/13/98                           By:/s/Herman Gettelfinger
     -----------------                      -----------------------------
                                            Herman Gettelfinger, Director