Form 10KSB
period 1998-04-30
MILLER PETROLEUM INC
filed 1998-07-30
CIK 785968

U. S. Securities and Exchange Commission
                              Washington, D. C.  20549

                                      FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the fiscal year ended April 30, 1998

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
April 30, 1997 - $1,699,003.

State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

July 15, 1998 - $4,597,518. There are approximately 1,532,506 shares of common voting stock of the Registrant held by non-affiliates. On July 15, 1998 the average bid and asked price was $3.00.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS)

Not Applicable.


                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                July 30, 1998

                                   6,646,067
                                   ---------

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

         Currently, the Company has more than 40,000 acres under lease in Tennessee and 40,000 acres in Kentucky and continues to seek the acquisition of additional strategic acreage. Although it engages in a minimum of contract drilling, it has kept drilling rigs, service rigs, trucks and bulldozers to drill, service and maintain its own wells. Miller continues to be a leader in technology, utilizing the latest computer graphics and analytical tools for geologic exploration, drilling and development.

          Today, the Company is focusing primarily on the development, drilling and production of natural gas in eastern Tennessee and Kentucky. Natural gas production in eastern Tennessee was difficult in the past due to the lack of pipelines in the area. Recent activities by ALAMCO, Inc., and the Citizens Gas Utility District, have opened up the Campbell County, Tennessee, area for development. The Company is also working to build a 4 mile 6" pipeline extension to connect to Citizens' pipeline near Jellico, Tennessee, to produce gas from recent drilling as well as provide marketing options for existing and future production. This pipeline is scheduled for completion the first week of August, 1998.

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

      The Company began a joint venture in 1993 with Delta Producers, Inc.
of Greenville, Mississippi ("Delta Producers"). Currently, the parties are jointly producing twelve gas wells in the Jellico, Tennessee area northwest of the Pine Mountain Thrust Fault. The ninth well, the Billy Bowlin #3, was completed naturally in the Big Lime and put on line October 17, 1997, at 680 MCFD .

      Additional recent wells drilled include the Robert Cox #3 testing
1,510 MCFD AOF natural, the Cox #1 testing 250 MCFD AOF natural, and the Cox #2 testing 707 MCFD AOF natural, all from the Big Lime. These wells are located in the Jellico Field near Miller's more that 9,000 acres under lease, and will be produced through the 6" pipeline under development into the Citizens' system.

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

       On December 29, 1997,  the Board of Directors appointed Deloy
Miller to the position of CEO, and appointed Ronnie Griffith to the position of President and Director.

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

          (iii) Miller purchased 100% of the assets of AKS Energy Corporation ("AKS"), a subsidiary of Arakis Energy Corporation of Calgary, Canada, on December 1, 1997. The assets include over 40,000 acres of leaseholds in the counties of Leslie, Bell, Knox, Harlan and Clay, Kentucky, and Campbell County, Tennessee. Included are 23 wells producing a net 500 Mcfd and 12 BOPD, along with over 17 miles of pipeline. Also included was an Ingersoll-Rand RD10 drilling rig, four service rigs, support equipment and a shop and 30 acres of land near Corbin, Kentucky.

       With the AKS Energy acquisition, Miller currently controls over 80,000 acres of leasehold in Kentucky and Tennessee.

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

Reserve Analyses

       James Engineering of Marietta, Ohio ("James") performed a reserve analysis on the Company's leases as of April 30, 1998. Based on the data and parameters provided, the wells evaluated should recover approximately 191,864 barrels ("Bbls") of oil and 7,305,048 thousand cubic feet ("mcf") of natural gas. Of this gross production, the interests appraised will recover 100,660 Bbls of oil and 3,937,985 mcf of natural gas. Of these amounts, a total of
1,399,675 mcf of has reserves were proved but undeveloped.    The net reserves
should yield an undiscounted future net income of $7,874,277 after royalties, operating costs, development costs and severance and advalorem taxes, but before Federal and State income taxes. The present value of this future net income is $4,157,108 when discounted 10%. The reserves presented in this report were evaluated according to the standards recommended by the Securities and Exchange Commission. The report assumes constant oil and gas pricing and the use of a 10% discount factor to estimate present value of the future net income.

       Reserve analyses are at best speculative, especially when based upon limited production and limited access to production records; no assurance can be given that the reserves attribute to these leases exist or will be economically recoverable. See the Risk Factor entitled "Uncertainty of Reserve Estimates," herein.

       It is the opinion of James Engineering that the above described reserve and revenue estimates are in the aggregate reasonable and were prepared in accordance with generally accepted petroleum engineering and evaluation principles. James Engineering does not own any direct or indirect financial interest in Miller Petroleum, Inc. and their oil and gas properties and interest. James Engineering's fee is not contingent upon their work or report. The total fee for preparing the reserve analysis was $14,905.99.

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

Research and Development

  With the exception of the payment to James Engineering, Inc. for its engineering study, the Company has not expended any material amount in research and development activities during the last fiscal year. Research done in conjunction with its exploration activities consists primarily of conducting geological research. This work falls under the job description of the Company's geologist and will not cost anything more than his standard salary.

Cost and Effects of Compliance with Environmental Laws

          See the caption "Effect of Existing or Probable Governmental Regulations on Business" of this Report.

Number of Total Employees and Number of Full-Time Employees

          The Company presently has 21 full-time employees and no part-time employees. When it commences its full-scale drilling program as discussed under the heading "Management's Discussion and Analysis or Plan of Operation," the Company plans to have 20 to 24 full-time employees, including officers, and no part-time employees.

Risk Factors
-------------

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

         Future Sales of Common Stock. Deloy Miller, CEO and Director beneficially owns 4,772,191 shares of the common stock of the Company or approximately 72% of its outstanding voting securities. All of his shares have been beneficially owned for one year, and subject to compliance with the applicable provisions of Rule 144 of the Securities and Exchange Commission, Mr. Miller may then commence to sell his "restricted securities" in an amount equal to up to 1% of the then outstanding securities of the Company, in any three month period. Such sales could have a substantial adverse effect on any public market that may then exist in the Company's common stock. Sales of any of these shares by Mr. Miller could severely affect the ability of the Company to secure the necessary debt or equity funding for the Company's proposed business operations. Sales of restricted securities by others could also have an adverse effect on any market in the common stock of the Company. See the caption "Recent Sales of Unregistered Securities." For additional information concerning the present market for shares of common stock of the Company, see the caption "Market Price of and Dividends on the Company's Common Equity and Other Stockholder Matters," herein. For information regarding common stock ownership of Mr. Miller, see the caption "Security Ownership of Certain Beneficial Owners and Management," herein.

          Voting Control. By virtue of Deloy Miller's ownership of approximately 72% of the Company's outstanding voting securities, Mr. Miller has the ability to elect all of the Company's directors, who in turn elect all executive officers, without regard to the votes of other stockholders. Mr. Miller may be deemed to have absolute control over the management and affairs of the Company. See the caption "Security Ownership of Certain Beneficial Owners and Management," of this Report.

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

          Dependence on Key Employees and Technical Personnel. The Company is substantially dependent upon the continued services of Ronnie Griffith, its President and Director, Deloy Miller its CEO and Director and Lawrence LaRue, its Secretary/Treasurer. These individuals are in good health; however, their retirement, disability or death would have a significant adverse impact on the Company's business operations. To the extent that their services become unavailable, the Company will be required to retain other qualified personnel; there can be no assurance that it will be able to recruit and hire qualified persons upon acceptable terms. See the caption "Directors, Executive Officers, Promoters and Control Persons," herein.

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

Item 2.  Description of Property.
---------------------------------

        During the past year, the Company acquired an office and yard on 14 acres from Sharon Miller, the wife of Deloy Miller for $500,000. Said real property was appraised for $550,000 by an independent appraiser. Currently, an additional 1,600 square feet of office space is being added. See the caption "Certain Relationships and Related Party Transactions," Item 13 of this Report.

        The Company also acquired over 40,000 acres of leaseholds in Bell, Clay, Harlan, Knox and Leslie Counties in Kentucky and Campbell County, Tennessee. Included are 23 wells producing a net 500 Mcfd and 12 BOPD, along with over 17 miles of pipeline.

        The Company owns a 100% working interest in one oil and gas lease that totals 27,000 acres, more or less, located in Campbell County, Tennessee (the "Koppers" lease or the "ARCO/GULF Farmout") This lease provides for a landowner's royalty of 12.5% and an overriding royalty interest of 7% with an 80% working interest. Currently, there are five producing oil wells on the southern tract of this lease. This lease is being held by production.

        The Company owns a 25% working interest in nine producing natural gas wells situated on 2,500 acres of leaseholds in Campbell County, Tennessee (collectively the "Delta" leases").

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

          The Company's common stock was only recently quoted on the OTC Bulletin Board on December 6,1996. The high and low bid prices for these shares of common stock of the Company since that period are as follows:


                    Bid

Quarter ending:                         High                Low

December 6, 1996, through
January 31, 1997                        $0.25                     $0.25

April 30, 1997                          $2.875                    $1.625

April 30, 1998                          $3.25                     $3.00

          These bid prices were obtained from the National Quotation Bureau, Inc. ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders
-------

          The number of record holders of the Company's common stock as of the year ended April 30, 1998, was approximately 237; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation
-----------------

      Miller is currently moving a rig onto a newly acquired Cox Lease in Jellico. Several wells drilled to date on trend with the Jellico Mountain member of the Big Lime in Campbell County, Tennessee have tested in excess of 1 to 2 MMCFD open flow with one well initially producing in excess of 600 MCFD in the line. Four existing Cox and Southerland wells are scheduled to be brought on line in August with completion of a six mile six-inch and three-inch pipeline. Another four wells are slated to further the development of this trend.

      A five well coalbed methane, (CBM), pilot program to assess the enormous CBM potential Miller believes exists on the South Mississippi Electric Power Association lease "SMEPA" was recently completed. Preliminary results are very positive with open flows up to 102 MCFD averaging 75 MCF noted. A 4.2 mile six-inch and four-inch pipeline is currently under construction to tie these five CBM wells and one Big Lime well into the existing Miller system. This pipeline is scheduled for completion in September, 1998. A CBM field operated by Equitable Energy Co. approximately 70 miles to the northeast of this field averaged over 58 MMCF per day in 1997 from 1026 wells. This is the first commercial development of CBM in Kentucky. Plans are being finalized to drill up to 50 CBM wells a year for the next several years.

      The Company plans a test drilling program on the northern portion of its "Koppers Lease" in Campbell County, Tennessee, to develop gas reserves from the Devonian Shale and Big Lime formations. (It has been estimated that the Devonian Shale in the Appalachian Basin, discovered in the early part of this century, has produced on the order of 2 TCF of gas.) Geology has identified a possible extention of the Jellico Mountain member of the Big Lime formation. Gas from this lease will be transported under I75 into the new Jellico pipeline now under construction.

      Miller continues to be leader in information technology, utilizing the latest computer graphics software from GeoGraphix, (a subsidiary of Halliburton Services). Miller now has a proprietary database of over 100,000 wells integrated into its GeoGraphix software and continues to add to this database as new information becomes available.

      Deloy Miller, CEO, states "With a sufficient pipeline infrastructure, a capable management team, and a three year inventory of drill sites in place, we are poised for strong growth in production, reserves and profits. Our progress these last two years is testament to our future."

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

Results of Operations
---------------------

               For the fiscal year ended April 30, 1998, the Company received total revenues of $1,699,003, of which $995,297 was derived from oil and gas well servicing and drilling and $703,706 was oil and gas revenue. During this period, the Company incurred costs and expenses totaling $1,494,904 and had income from operations of $204,099. Net income for the fiscal year ended April 30, 1998, was $75,744, equaling $0.01 per share.

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

Item 7.  Financial Statements.
------------------------------

            Consolidated Financial Statements for
            the years ended April 30, 1998 and 1997

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

            Consolidated Statements of Stockholders'
            Equity

            Consolidated Statements of Cash Flows

            Notes to the Consolidated Financial
            Statements


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          Charles M. Stivers, Certified Public Accountant, of Manchester, Kentucky, was engaged on or about March 19, 1998, by the Board of Directors of the Company to audit the financial statements of the Company for the fiscal years ended April 30, 1998 and 1997. These financial statements accompany this Report. Jones, Jensen & Company, the Company's former independent auditors, was dismissed concurrently with the engagement of Charles M. Stivers on March 19, 1998, and was notified of the dismissal on March 25, 1998.

          There were no disagreements between the Company and Jones, Jensen & Company, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their report. This change of accountants was disclosed on the Company's Current Report on Form 8-K-A1, which was filed with the Securities and Exchange Commission on March 19, 1998, which is incorporated herein by reference.

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

                                              Date of         Date of
                             Positions        Election or     Termination
  Name                        Held            Designation     or Designation


Deloy Miller                  Director,         12/96               *
815 South Lake Drive          President         12/96             12/97
Oneida, TN 37841              CEO               12/97               *

Ronnie Griffith               Director          12/97               *
P. O. Box 5304                and President     12/97               *
Oneida, TN 37841

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

John N. Bonar                 Vice President    11/97               *
50 Rivers Run Way
Oak Ridge, TN 37830

Gary G. Bible                 Vice President     9/97               *
232 West Seneca Circle
Oneida, TN 37841


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

Business Experience
-------------------

          Deloy Miller Mr. Miller is 51 years of age. Mr. Miller, Chairman and CEO, is a seasoned gas and oil professional with 30 years of experience in the drilling and production business in the Appalachian basin. During his years as a drilling contractor, he acquired extensive geological knowledge of Tennessee and Kentucky and received training in the reading of well logs. A native Tennessean, Miller is credited with being the leader in converting the Appalachian Basin from cable tool drilling to air drilling, using the Ingersoll-Rand T3 Drillmaster rigs. The introduction of air drilling sparked the 1969 drilling boom and Miller soon became a successful drilling contractor
in the southern Appalachian basin.   He served two terms as president of the
Tennessee Oil & Gas Association and in 1978 the organization named Miller the Tennessee Oil Man of the Year. He continues to serve on the board of that organization. Mr. Miller was appointed by the Governor of Tennessee to be the petroleum industry's representative on the Tennessee Oil & Gas Board, the state agency that regulates gas and oil operations in the state.

      Ronnie Griffith was appointed President on December 29,1997, of
Miller Petroleum. Mr. Griffith is 49 years of age. Mr. Griffith founded Griffith Well Services in 1983 to provide well services to the booming oil and gas industry in the southern Appalachian Basin. Griffith Well Services grew to five service rigs, surviving and prospering during the turbulent ups and downs of the industry. In December, 1992, Griffith Well Services was merged with AKS Energy with Mr. Griffith taking the position of Vice President, Exploration and Development. There, he supervised the drilling and completion of 250 oil and gas wells and the installation and operation of seven compressor stations and 70 miles of pipeline. In addition to supervisory duties, he lead the negotiation of acquisitions, bank financing, gas contracts, lease agreements, and, ultimately, the sale of the company. In 1995, he was awarded the position of President, AKS Energy Co. Mr. Griffith attended Knoxville Business College. Mr. Griffith has been active in the Appalachian Basin for over 17 years.

          Lawrence L. LaRue. Mr. LaRue is 58 years of age. Mr. LaRue joined the Miller organization in March of 1983 as an accountant. During his fifteen years with the Company, he has acquired an extensive knowledge of all aspects of oil and gas accounting and tax law. Becoming Secretary/Treasurer in 1985, his duties include the supervision of the office, all clerical functions, and the preparation of corporate and partnership income tax returns. Mr. LaRue obtained his BS Degree in Business Administration with honors from Tennessee Technological University. As a Certified Public Accountant licensed to practice in the State of Tennessee, his current civic duties include consultation to the Morgan County, Tennessee E-911 Board.

          Herbert J. White. Mr. White, age 71, is Development Engineer for the company has 43 years of petroleum related experience. After earning his BS degree from North Texas University, he became an engineer with Halliburton, handling Louisiana Gulf Coast and offshore operations and serving in
Australia.   In 1975 he joined Petroleum Development Corporation, a West
Virginia-based public company, supervising engineering and operations in Southern Appalachian basin. He also has experience in Devonian Shale production, enhanced recovery and coal degasification. Mr. White currently serves as President of the Tennessee Oil and Gas Association, (TOGA).

          Herman Gettelfinger. Mr. Gettelfinger, age 56, is member of Miller Petroleum, Inc., Board of Directors, Herman Gettelfinger is the president and co-owner of Kelso Oil Company, Knoxville Tennessee. Kelso is one of East Tennessee's largest distributors of motor oils, fuels and lubricants to the industrial and commercial market. Mr. Gettelfinger has been active in the gas and oil drilling and exploration business for more than 35 years and has been associated with Miller Petroleum for 25 years.

      John Bonar, was appointed Vice President of Engineering, on November
1, 1997. Mr. Bonar is 42 years of age. Mr. Bonar obtained his BS Degree in Petroleum Engineering with honors from the University of Wyoming. Prior to graduation, he held positions with Conoco and Marathon Oil Company in Wyoming. After graduation, he worked as a completions and production engineer in the
Gulf of Mexico for Marathon.   In 1981, Mr. Bonar co-founded an oil and gas
exploration and production company in Pennsylvania and acted as Vice President and Director until 1986. In 1991, he joined Penn Virginia Oil and Gas, Inc., as a drilling, completion and production engineer. Most recently, he worked in the capacity of consulting engineer for AKS Energy Corp. He brings to the Company 14 years experience as a Petroleum Engineer. Of this, Mr. Bonar has spent 12 years in the Appalachian Basin in the exploration and development of reserves and management of operations. Mr. Bonar is a Registered Professional Engineer in Tennessee and a member of the Society of Petroleum Engineers of AIME.

      Dr. Gary Bible was appointed Vice President of Geology on September
15, 1997. Dr. Bible is 48 years of age. Dr. Bible earned his BS Degree in Geology from Kent State University and his MSc. and PhD. Degrees in Geology from Iowa State University. He is a proven hydrocarbon finder who drilled his first successful wildcat as a Trainee Geologist. Formerly with Phillips Petroleum Corporation and ALAMCO, Dr. Bible brings to the Company 19 years experience as a Petroleum Geologist. In addition, Dr. Bible has spent 9 years in the Appalachian Basin in the exploration and development of reserves in the Big Lime, Devonian Shale and in deeper horizons. During these last nine years, he has drilled 135 development wells, eighty-seven percent of which were successful. He has discovered eight new oil and gas fields in Kentucky and Tennessee. He is also credited with managing a drilling program at Alamco that kept its finding cost the lowest in the nation.

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

Item 10. Executive Compensation.

Cash Compensation
-----------------

          Deloy Miller is to be paid an annual salary of $118,692 as compensation for service as CEO and Director of the Company.

      Ronnie Griffith is to be paid an annual salary of $18,962 as compensation for service as President and Director of the Company.

          Lawrence LaRue is to be paid an annual salary of $50,616 for his service as Secretary/Treasurer of the Company.

      Herbert J. White is to be paid an annual salary of $11,400 for his services as Vice President and Director of the Company.

      Gary G. Bible is to be paid an annual salary of $42,327 for his services as Vice President of Geology.

      John Bonar is to be paid an annual salary of $33,462 for his services as Vice President of Engineering.

          The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the periods indicated to its directors and executive officers:

                    SUMMARY COMPENSATION TABLE


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year                  Other  Rest- Under- LTIP  Other
Principal  Ended    Salary Bonus Annual rictedlying  Pay- Comp-
Position   April 30   ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Deloy Miller
President,   1996 120,000     0     0     0      0     0   0
Director,    1997 120,000     0     0     0      0     0   0
CEO          1998 118,692     0     0  100,000   0     0   0

Ronnie
Griffith     1996      0      0     0     0      0     0   0
President,   1997      0      0     0     0      0     0   0
Director     1998   18,962    0     0  100,000   0     0   0

Lawrence
LaRue        1996   45,000    0     0     0      0     0   0
Secretary/   1997   45,000    0     0     0      0     0   0
Treasurer,   1998   50,616    0     0  111,591   0     0   0
Director

Herbert J.   1996      0      0     0     0      0     0   0
White, VP,   1997     (1)     0     0     0      0     0   0
Director     1998   11,400    0     0  100,000   0     0   0

Herman       1996      0      0     0     0      0     0   0
Gettelfinger 1997      0      0     0     0      0     0   0
Director     1998      0      0   1000 100,000   0     0   0

Gary G.      1996      0      0     0     0      0     0   0
Bible, VP    1997      0      0     0     0      0     0   0
             1998   42,327    0     0   40,000   0     0   0

John Bonar   1996      0      0     0     0      0     0   0
VP           1997      0      0     0     0      0     0   0
             1998   33,462    0     0   39,200   0     0   0


      (1) Mr. White was paid $100 per day for engineering services provided to the Company in fiscal 1997.

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

                 Directors and Executive Officers


                                            Number of Shares    Percent
Name and Address(1)      Title              Beneficially Owned  of Class


Deloy Miller             Director,               4,772,191         72%
815 South Lake Drive     and CEO
Oneida, TN 37841

Lawrence L. LaRue        Secretary/                 76,525          1%
432 Brewstertown Road    Treasurer
Sunbright, TN  37872     Director

Herbert J. White         Vice President/Director       -0-       -0-
P.O. Box 1868
Fairfield Glade, TN
38557

Herman Gettelfinger      Director                  264,847(2)       4%
641 Atlantic Ave.
Knoxville, TN  37917


All executive officers and directors
as a group (4)                                   5,113,563         77%

          (1) Each of these persons presently serves in the capacities indicated.

          (2) These shares are owned by Kelso Oil Company, of which Mr. Gettelfinger is President and a co-owner.

                    Five Percent Stockholders

                                         Number of Shares        Percent
Name and Address            Title        Beneficially Owned      of Class

Deloy Miller                Director        4,772,191                72%
815 South Lake Drive        and CEO
Oneida, TN 37841

M. E. Ratliff               Stockholder       428,267                 6%
300 Heathermoore Dr.
Knoxville, Tennessee  37922


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

      The Company issued a note receivable of $860,000 at eight percent with a seven year term to Mr. Baxter Lee III, of Knoxville, Tennessee. The note included 688,000 warrants which can exercised during the term of the note receivable for $1.25 per share. Furthermore, the ratio of warrants to common stock as of the date of the note receivable will be maintained.

      The Company has issued notes receivable that mature in six months to the above mentioned Mr. Baxter Lee III and Mr. Herman Gettelfinger, a
Director  of  this  Company,   for $710,000 and $525,000 respectively.   The
Company is seeking to refinance said notes on a long-term basis.
However, the Company will be able to "rollover" said notes until permanent financing is obtained.

Certain Business Relationships

          Other than the transactions disclosed in the previous section, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management

          Other than the transactions disclosed in the previous seciton, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer or any security holder who is known to the Company to own of record or beneficially more than 5%of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

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

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K*
-------------------

          Current Report on Form 8-K, filed February 24, 1997

          Current Report on Form 8-K-A1, filed March 19, 1998

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

Koppers Lease Schedule                                            **

Delta Leases Schedule                                             **


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

                                             MILLER PETROLEUM, INC.


Date: 7/30/98                                By/s/Deloy Miller
     -------------                             ---------------------------
                                               Deloy Miller, CEO and
                                               Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                             MILLER PETROLEUM, INC.


Date: July 30, 1998                          By/s/Deloy Miller
     --------------                            ---------------------------
                                               Deloy Miller, CEO and
                                               Director

Date: July 30, 1998                          By/s/Ronnie Griffith
     --------------                            ---------------------------
                                               Ronnie Griffith, President
                                               and Director


Date: July 30, 1998                          By/s/Lawrence LaRue
     --------------                            ---------------------------
                                               Lawrence LaRue, Secretary/
                                               Treasurer and Director

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

                          April 30, 1998 and 1997

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Miller Petroleum, Inc.
(Formerly Triple Chip Systems, Inc.)
Huntsville, Tennessee


We have audited the accompanying consolidated balance sheet of Miller Petroleum, Inc. and subsidiaries (formerly Triple Chip Systems, Inc.), as of April 30, 1998 and the related consolidated statements of operations, stockholders equity, and cash flows for the year ended April 30, 1998. These consolidated financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Miller Petroleum, Inc. At April 30, 1997, were audited by the auditors whose report dated July 18, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miller Petroleum, Inc. and subsidiaries (formerly Triple Chip Systems, Inc.), as of April 30, 1998 and the results of their operations and their cash flows for the year ended April 30, 1998 in conformity with generally accepted accounting principles.
/S/Charles M. Stivers
Charles M. Stivers
Certified Public Accountant

July 21, 1998

                          MILLER PETROLEUM, INC.
                   (Formerly Triple Chip Systems, Inc.)
                        Consolidated Balance Sheet
                                ASSETS

                                                 April 30,
                                                   1998
CURRENT ASSETS

 Cash                                        $ 66,709
 Accounts receivable - trade, net (Note 1)    333,251

    Total Current Assets                      399,960

FIXED ASSETS (Note 1)

 Machinery and equipment                    1,445,099
 Vehicles                                     317,765
 Buildings                                    257,223
 Office equipment                              61,067
 Less: accumulated depreciation              (573,047)

     Total Fixed Assets                     1,508,107

OIL AND GAS PROPERTIES (Notes 3 and 7)      2,205,644

PIPELINE FACILITIES (Note 3)                   45,457

OTHER ASSETS

 Land                                         511,500
 Investments                                   16,784
 Inventory (Note 1)                           507,271
 Organization Costs                               223

      Total Other Assets                    1,035,778

TOTAL ASSETS                            $   5,194,946

                  LIABILITIES AND STOCKHOLDERS  EQUITY

CURRENT LIABILITIES

 Accounts payable - trade               $     189,734
 Accrued expenses                              36,997
 Notes payable - current portion (Note 4)     161,772

     Total Current Liabilities                388,503

LONG-TERM LIABILITIES

 Notes payable - related (Notes 4 and 5)      126,796
 Notes payable (Note 4)                     2,489,476

 Total Long-Term Liabilities                2,616,272

     Total Liabilities                      3,004,775

STOCKHOLDERS EQUITY

Common Stock: 500,000,000 shares
 authorized at $0.0001 par value,
 6,646,067 shares issued and
 outstanding                                      666
Additional paid-in capital                  1,705,080
Retained earnings                             484,425

     Total Stockholders  Equity             2,190,171

     TOTAL LIABILITIES AND STOCKHOLDERS
     EQUITY                            $    5,194,946

The accompanying notes are an integral part of these consolidated financial statements.

                                MILLER
                             PETROLEUM, INC.
                  (Formerly Triple Chip Systems, Inc.)
                  Consolidated Statements of Operations
                                          For the Years Ended
                                               April 30,
                                           1998           1997
REVENUES

 Service and drilling revenue           $  667,929   $      763,690
 Oil and gas revenue                       703,706          210,986
 Retail sales                               53,917          156,163
 Other revenue                             273,451           38,431

     Total Revenue                       1,699,003        1,169,270

COSTS AND EXPENSES

 Cost of oil and gas sales                 548,104          212,772
 Selling, general and administrative       436,719          429,131
 Salaries and wages                        313,080          346,788
 Depreciation, depletion and amortization  197,001          111,588

     Total Costs and Expenses            1,494,904        1,100,279

INCOME FROM OPERATIONS                     204,099           68,991

OTHER INCOME (EXPENSE)

 Interest income                            19,802           22,699
 Interest expense                         (148,157)         (39,697)

     Total Other Income (Expense)         (128,355)         (16,998)

INCOME TAXES (Note 1)                          -                -

NET INCOME                                $   75,744    $    51,993

NET INCOME PER SHARE                      $     0.01    $      0.01

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                        6,395,125      5,565,873

The accompanying notes are an integral part of these consolidated financial statements.

                         MILLER PETROLEUM, INC.
                   (Formerly Triple Chip Systems, Inc.)
             Consolidated Statements of Stockholders  Equity
                                                            Note
                                     Additional           Receivable
                   Common Shares      Paid-in   Retained    From
                 Shares      Amount   Capital   Earnings  Stockholder   Total
Balance,
 April 30, 1996  3,501,197  $ 350  $  263,583  $356,688       -    $  620,621

Common stock
 issued for
 acquisition of
 subsidiary      2,081,338    208     314,990       -         -       315,198

Recapitalization   167,465     17         (17)      -         -           -

Common stock
 issued for cash
 at $1.83 per share 55,000      6     100,644       -         -       100,650

Common stock
 issued for
 services rendered 250,000     25       5,332       -         -         5,357

Payment for note
 receivable from
 stockholder           -      -           -         -    (304,355)   (304,355)

Net income for
 the year ended
 April 30, 1997        -      -           -      51,993       -        51,993

Balance,
 April 30, 1997  6,055,000  $ 606  $  684,532 $ 408,681  (304,355) $  789,464

Net note receivable
 from shareholder
 with note payable
 to shareholder        -      -           -         -     304,355     304,355

Common stock
 issued for cash at
 approximately $1.75
 per share         336,222     34     586,984       -         -       587,018

Common stock
 issued for
 equipment
 at $1.80 per
 share             144,444     14     259,986       -         -       260,000

Common stock issued
 in AKS acquisition
 at $2.00 per share 45,000      5      89,995       -         -        90,000

Common stock issued
 to pay note payable
 at $1.50 per share 29,037      3      43,587       -         -        43,590

Common stock issued
 as bonus @ $1.10
 per share          36,364      4      39,996       -         -        40,000

Net
Income for the
 year ended
 April 30, 1998        -      -           -      75,744       -        75,744

Balance,
 April 30,1998   6,646,067 $  666  $1,705,080  $484,425 $    0    $ 2,190,171

                                   The
 accompanying notes are an integral part of these consolidated financial statements.

                         MILLER PETROLEUM, INC.
                  (Formerly Triple Chip Systems, Inc.)
                  Consolidated Statements of Cash Flows
                                                     For the Years Ended
                                                          April 30,
                                                      1998       1997
CASH FLOWS FROM
OPERATING
ACTIVITIES:

 Net income                                          $ 75,744  $ 51,993
Adjustments to Reconcile Net Income to Net Cash
  Provided (Used) by Operating Activities:
   Depreciation, depletion and amortization           197,001   111,588
   Allowance for bad debt                              22,910    35,235
   Common stock issued for services                    40,000     5,357
Changes in Operating Assets and Liabilities:
   Decrease (increase) in accounts receivable        (206,702)  (53,955)
   Decrease (increase) in inventory                  (153,108) (126,411)
   Decrease (increase) in organization costs             (223)        0
   Increase (decrease) in accounts payable            204,163     5,063
   Increase (decrease) in accrued expenses             20,034     5,111

    Net Cash Provided (Used) by Operating Activities  199,819    33,981

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of Land                                    (500,000)        0
 Purchase of Equipment                             (1,171,108)        0
 Change in  investments                                   652    (8,305)
 Capital expenditures                                       0    (3,553)
 Purchase of oil and gas properties                (2,020,917)  (83,435)
 Purchase of pipeline                                 (45,457)        0

     Net Cash Provided (Used) by Investing
     Activities                                    (3,736,830)  (95,293)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds on note receivable                          304,355  (304,355)
 Sale of common stock                                 587,018   100,650
 Proceeds from borrowings                           2,647,816   260,763

     Net Cash Provided (Used) by Financing
     Activities                                 $   3,539,189  $ 57,058

NET INCREASE (DECREASE) IN CASH                 $       2,178  $ (4,254)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                                     64,531    68,785

CASH AND CASH EQUIVALENTS,
 END OF YEAR                                    $      66,709 $  64,531

CASH PAID FOR:

 Interest                                       $(148,157)    $  39,697
 Income Taxes                                   $     -       $     -

NON-CASH FINANCING ACTIVITIES:

 Common stock issued for services               $  40,000     $   5,357
 Common stock issued for subsidiaries           $     -       $ 291,334
 Common stock issued for equipment              $ 260,000     $     -

The accompanying notes are an integral part of these consolidated financial statements.

                                 MILLER
                             PETROLEUM, INC.
                  (Formerly Triple Chip Systems, Inc.)
             Notes to the Consolidated Financial Statements
                         April 30, 1998 and 1997

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

     The Subsidiaries

     Miller Petroleum, Inc. (pre-merger) (Miller) was incorporated under the laws of the State of Tennessee on January 24, 1978, for the purpose of acquiring gas and oil contracts.

     Miller Services, Inc. (Services) was incorporated under the laws of the State of Tennessee on October 16, 1987, for the purpose of drilling and servicing oil and gas wells.

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

     The acquisition was accounted for as a recapitalization of Miller because the shareholders of Miller controlled the Company after the acquisition. Therefore, Miller is treated as the acquiring entity. There was no adjustments to the carrying value of the assets or liabilities of Miller in the exchange. The Company is the acquiring entity for legal purposes and Miller is the surviving entity for accounting purposes. On May 6, 1996, the shareholders of the Company authorized a reverse stock split of 1 for 200.
All references to shares of common stock have been retroactively restated.

     b.  Accounting Method

     The Company s financial statements are prepared using the accrual method of accounting. The successful efforts method of accounting is used for oil and gas property acquisitions, exploration and production activities as defined by the Securities and Exchange Commission, whereby all costs incurred in connection with the properties, productive or nonproductive, are capitalized. Capitalized costs related to proved properties and estimated future costs to be incurred in the development of proved reserves are amortized using the unit-of-production method. Capitalized costs are annually subjected to a test of recoverability by comparison to the present value of future net revenues from proved reserves. Any capitalized costs in excess of the present value of future net revenues from proved reserves, adjusted for the cost of certain unproved properties, are expensed in the year in which such an excess occurs. The Company has elected an April 30 year end.

     c.  Income per Share of Common Stock

     The income per share of common stock is based on the weighted average number of shares issued and outstanding during the year.

     d.  Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     e.  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Miller Petroleum, Inc., Miller Services, Inc., Energy Cell, Inc., and MPC, Inc. All significant intercompany transactions have been eliminated.

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

     Depreciation expense for the years ended April 30, 1998 and 1997 was $116,541 and $67,606, respectively.

     g.  Revenue Recognition

     Revenues are recognized when the gas products are delivered to customers. In the movement of natural gas, it is common for differences to arise between volumes of gas contracted or nominated, and volume of gas actually received or delivered. These solutions are the result of certain attributes of the natural gas commodity and the industry itself. Consequently, the credit given to the Company by a pipeline for volumes received from producers may be different than volumes actually delivered by a pipeline. When all necessary information, such as the final pipeline statement for receipts and deliveries are available, these differences are resolved by the Company.

     The Company records imbalances based on amounts received and classifies the imbalances as adjustments to the trade accounts receivable or trade accounts payable, as appropriate.

     h.  Accounts Receivable

     Accounts receivable are presented at net realizable value. Accounts receivable are net of an allowance for doubtful accounts of $22,910 at April 30, 1998.

     I.  Inventory

     Inventory consists of used equipment which is purchased by the Company
for resale.   When purchases are made by the Company the cost is applied only to the marketable portion of the equipment. The inventory turnover is low, as such the inventory is carried as a non current asset. The inventory balance was $507,271 at April 30, 1998.

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

     k.  Reclassification

     Certain April 30, 1997 balances have been reclassified to conform with the April 30, 1998 financial statement presentation.

     l.  New accounting pronouncements

     SFAS No. 130, Reporting Comprehensive Income is effective for years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income, its components and accumulated balances. This pronouncement is not expected to have a material impact on the Company's financial statements when adopted.

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information is effective for years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This pronouncement is not expected to have a material impact on the Company's financial statements when adopted.

      m.  Income taxes

     No provision for taxes has been made, due to operating loss carryovers of approximately $102,433 which expire by 2010. The potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 2 - BUSINESS ACQUISITION

     On December 16, 1997, the Company entered into an asset purchase
agreement   acquisition in which certain producing oil and gas properties, leases, and inventory located in the Kentucky and Tennessee were acquired from AKS Energy Corporation. The agreement, which was effective as of December 16, 1997, whereby the Company paid a total of $2,308,207 for the acquisition. The $2,308,207 purchase price was paid as follows: $1,910,000 paid in cash, 45,000 shares of common stock issued at $2.00 per share, and assumed $308,207 of liabilities.

NOTE 3 - OIL AND GAS PROPERTIES - PIPELINE FACILITIES

     The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs carrying and retaining unproved properties are expensed. The Company amortizes the oil and gas properties using the double declining balance method for 10 years. The Company capitalized $2,093,587 of oil and gas properties for the year ended April 30, 1998 and recorded $80,008 and $43,982 of amortization expense for the years ended April 30, 1998 and 1997, respectively.

NOTE 4 - LONG-TERM DEBT

     The Company had the following debt obligations at April 30, 1998:

                                                                    April
                                                                      30,
                                                                     1998

     Note payable to Toyota Motor Corporation secured by 1994
      Landcruiser bearing interest at 9.99% and requiring monthly
      Principal and interest payments of $619 due July 26, 2001   $ 20,929


     Note payable to Individual unsecured at 7.00% interest         126,796

     Balance Forward                                              $ 147,725

   Note payable to First National Bank of Oneida secured by 1998
      Chevy Suburban bearing interest at 9.00% and requiring
      monthly principal and interest payments of $789 and one
      final payment of $32,498 due April 2, 1999                     38,000

     Note payable to Individual secured by working interest oil wells
       bearing interest at 9.00%                                     26,169

     Note payable to First National Bank of Oneida secured by
      equipment bearing interest at 9.00%, with bi-yearly payments
      due in September                                                7,500

     Note payable to Toyota Motor Corporation secured by 1998 Tacoma bearing interest at 9.75% and requiring monthly principle and
      interest payments of $417 due February 12, 2003                19,161

     Note payable to Lanier Worldwide secured by a copy machine bearing interest at 9.00% and requiring principle and interest
      payments of $204 per month                                      2,791

     Note payable to Lynn Carter Leasing secured by a plotter bearing interest at 10.00% and requiring principle and interest payments
      of $124 per month                                               1,853

     Note payable to Imperial Business Credit secured by a parts washer bearing interest at 10.00% and requiring principle and interest
      payments of $226 per month                                      4,508

     Note payable to Individual bearing interest at 10.50% and
      requiring interest payments bi-yearly                         710,000

     Note payable to Individual bearing interest at 8.00% and
      requiring interest payments quarterly                         860,000

     Note payable to Individual bearing interest at 8.00%           525,000

     Note payable to Individual                                       4,500

     Line of credit payable to First National Bank of the
      CumberlandS secured by equipment and inventory bearing
      interest at 10.50% due on demand                              141,848

     Note payable to Community Trust Bank secured by real
      property bearing interest at 8.50% requiring monthly
      principle and interest payments of $1,389                     138,936

     Note payable to First National Bank of the Cumberlands secured by a 1995 Chevrolet truck bearing interest at 9.25% requiring
      monthly principal and interest payments of $386                10,918

     Note payable to First National Bank of the Cumberlands secured by a copier bearing interest at 10% requiring monthly principal
      and interest payments of $255                                     504

     Notes payable to individuals secured by working interest in
      oil wells bearing interest at 6.00% due May and June, 1998      1,257

     Notes payable to a company secured by a working interest in
      oil wells bearing no interest and due in May 1998             137,374

          Total notes payable                                     2,778,044
          Less current maturities                                  (161,772)

          Notes payable - long-term                              $2,616,272

     Maturities of long-term debt are as follows:

          Year Ending April 30,                        Amount

          1998                                              $      161,772
          1999                                                     194,969
          2000                                                      16,008
          2001                                                      14,073
          2002 and thereafter                                    2,391,222

                 Total                                      $    2,778,044

NOTE 5 - RELATED PARTY TRANSACTIONS

     At April 30, 1998, there were related party accounts payable to the Company's secretary/treasurer. The amount payable at April 30, 1998 totaled $4,500.

     The Company has a note payable from Deloy Miller (majority stockholder) for $126,796 at April 30, 1998. The note is unsecured and bears interest at 7% per annum.

NOTE 6 - SUBSEQUENT EVENTS

     In the first quarter of fiscal year end April 30, 1999, the Company established a $10,000,000 line of credit with Bank One of Texas. The Company since have borrowed $1,780,000 to refinance existing debt. The loan is payable at an interest rate of 10.50% with monthly principle and interest payments of $20,000 starting in August 1998.

NOTE 7 - S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

         (1)          Capitalized Costs Relating to
                    Oil and Gas Producing Activities
                                                     April 30,
                                                       1997
       Proved oil and gas properties
        and related lease equipment:
            Developed                                 $2,457,285
            Non-developed                                 31,053
                                                       2,488,338
       Accumulated depreciation and depletion           (282,694)

       Net Capitalized Costs                         $ 2,205,644

       (2)          Costs Incurred in Oil and Gas Property
              Acquisition, Exploration, and Development Activities

                                                        For the
                                                      Year Ended
                                                       April 30,
                                                         1998

       Acquisition of Properties Proved and Unproved    $1,721,280
       Exploration Costs                                       -
       Development Costs                                   372,307

       Total                                            $2,093,587

     (3)             Results of Operations for
                       Producing Activities
                                                           April 30,
                                                      1998          1997

     Production revenues                           $1,371,635    $  974,676
     Production costs                                 548,104       212,772
     Depreciation and depletion                        80,008        43,982

     Results of operations for producing activities
     (excluding corporate overhead
      and interest costs)                         $   743,523    $  717,922

     (4)             Reserve Quantity Information

     The following schedule estimates of proved oil and natural gas reserves attributable to the Company. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved - developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in barrels of oil (Bbls) and millions of cubic feet of natural gas (Mcf). Geological and engineering estimates of proved oil and natural gas reserves at one point in time are highly interpretive, inherently imprecise and subject to ongoing revisions that may be substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates reported represent the most accurate assessments possible, these estimates are by their nature generally less precise that other estimates presented in connection with financial statement disclosures.
                                               Oil                Gas
                                              (Bbls)             (Mcf)
     Proved developed reserves:

     Balance, April 30, 1997                 54,475             636,000

       Acquisition of proved reserves        55,153           3,177,117
       Revision of previous estimates         3,532            (990,000)
       Production                           (12,500)           (284,807)

     Balance, April 30, 1998                100,660           2,538,310

   In addition to the proved developed producing oil and gas reserves reported in the geological and engineering reports, the Company holds ownership interests in various proved - undeveloped properties. The reserve and engineering reports performed for the Company by an independent engineering consulting firm reflect additional proven reserves equal to approximately 4 Bcf of natural gas for these undeveloped properties. Although wells have been drilled and completed in each of these four properties, certain production and pipeline facilities must be installed before actual gas production will be able to commence. The most recent development plan for these properties indicates that facilities installation and commencement of production will be in 1998. However, such timing as well as the actual financing arrangements that will be secured by the Company are uncertain at this time. Therefore, these proven undeveloped reserves are not being included in the presentation of the oil and gas reserves at April 30, 1998, nor are such reserves being considered in calculating depreciation, depletion and amortization expense for the year based on the April 30, 1998 balance of the proven developed producing reserves set forth above.

     The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved developed reserves for the years ended April 30, 1998 and 1997. Estimated future cash flows were based on independent reserve data. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at April 30, 1998 and 1997, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgement on the potential value of the Company's recoverable reserves or in estimating future results to operations.

         Standardized measures of discounted future net cash flows:

                                                April 30,
                                            1998        1997

       Future production revenues        $11,007,610  $2,224,400

       Less: future production costs       3,133,333     662,795

       Future cash flows before
        income taxes                       7,874,277   1,561,605

       Future income tax (benefits)        1,377,998     273,281

       Future net cash flows               6,496,279   1,288,324

       Effect of discounting future
        annual net cash flows at 10%       3,717,169     597,694

       Standardized measure of
        discounted future net cash
        flows                            $ 2,779,110  $  690,630