Form 10QSB
period 1998-07-31
MILLER PETROLEUM INC
filed 1998-09-10
CIK 785968

                   U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 1998
                                       -------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                July 31, 1998

                                  6,684,703

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

                            MILLER PETROLEUM, INC.
                         Consolidated Balance Sheets
                                  ASSETS
                                                  July 31,     April 30,
                                                    1998         1998
                                                 Unaudited
CURRENT ASSETS
Cash                                              $ 73,263       $ 66,709
Accounts receivable - trade, net                   340,698        333,251
Total Current Assets                               413,961        399,960

FIXED ASSETS
Machinery and equipment                          1,505,099      1,445,099
Vehicles                                           317,765        317,765
Buildings                                          284,548        257,223
Office Equipment                                    70,607         61,067
Less: accumulated depreciation                    (614,174)      (573,047)
Total Fixed assets                               1,563,845      1,508,107
OIL AND GAS PROPERTIES                           2,357,806      2,205,644
PIPELINE FACILITIES                                293,867         45,457
OTHER ASSETS
Land                                               511,500        511,500
investments                                         16,642         16,784
Inventory                                          461,675        507,271
organization Costs                                     223            223
Total Other Assets                                 990,040      1,035,778
TOTAL ASSETS                                    $5,619,519    $ 5,194,946

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade                          $123,853       $189,734
Accrued expenses                                    41,492         36,997
Notes payable - current portion                    380,006        161,772
Total Current Liabilities                          545,351        388,503

LONG-TERM LIABILITIES
Notes payable - related                            129,045        126,796
Notes payable                                    2,724,469      2,489,476
Total Long-Term Liabilities                      2,853,514      2,616,272
Total Liabilities                                3,398,865      3,004,775

STOCKHOLDERS' EQUITY
Common Stock: 500,000,000 shares authorized at
$0.0001 par value, 6,609,703 and 6,055,000 shares
issued and outstanding                                 680            666
Additional paid-in capital                       2,033,190      1,705,080
Retained earnings                                  186,784        484,425
Total Stockholders' Equity                       2,220,654      2,190,171

TOTAL LIABILITIES AND STOCKHOLDERS'S EQUITY     $5,619,519     $5,194,946

The accompanying notes are an integral part of these consolidated financial statement

                                 MILLER PETROLEUM, INC.
                          Consolidated Statements of Operations
                                     (UNAUDITED)
                                           Three Months     Twelve Months
                                               Ended            Ended
                                           July 31, 1998    April 30,1998
REVENUES
Service and drilling revenue                $329,314         $667,929
Oil and gas revenue                          123,182          703,706
Retail sales                                   7,357           53,917
Other revenue                                     26          273,451
Total Revenue                                459,879        1,699,003

COSTS AND EXPENSES
Cost of oil and gas sales                    238,896          548,104
Selling, general and administrative          140,830          436,719
Salaries and wages                           201,845          313,080
Depreciation, depletion and amortization      78,450          197,001
Total Costs and Expenses                     660,021        1,494,904
INCOME (LOSS) FROM OPERATIONS               (200,142)         204,099

OTHER INCOME (EXPENSE)
Interest income                                4,811           19,802
Interest expense                            (102,310)        (148,157)
Total Other Income (Expense)                 (97,499)        (128,355)
INCOME TAXES                                       0                0
NET INCOME (LOSS)                           (297,641)          75,744
NET EARNING (LOSS) PER SHARE                   (0.04)            0.01
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                         6,684,703        6,395,125

The accompanying notes are an integral part of these consolidated financial statements

                         MILLER PETROLEUM, INC.
                   (Formerly Triple Chip Systems, Inc.)
             Consolidated Statements of Stockholders  Equity
                                                            Note
                                     Additional           Receivable
                   Common Shares      Paid-in   Retained    From
                 Shares      Amount   Capital   Earnings  Stockholder   Total
Balance,
 April 30, 1997  6,055,000  $ 606  $  684,532 $ 408,681  (304,355) $  789,464

Net note receivable
 from shareholder
 with note payable
 to shareholder        -      -           -         -     304,355     304,355

Common stock
 issued for cash at
 approximately $1.75
 per share         336,222     34     586,984       -         -       587,018

Common stock
 issued for
 equipment
 at $1.80 per
 share             144,444     14     259,986       -         -       260,000

Common stock issued
 in AKS acquisition
 at $2.00 per share 45,000      5      89,995       -         -        90,000

Common stock issued
 to pay note payable
 at $1.50 per share 29,037      3      43,587       -         -        43,590

Common stock issued
 as bonus @ $1.10
 per share          36,364      4      39,996       -         -        40,000

Net
Income for the
 year ended
 April 30, 1998        -      -           -      75,744       -        75,744

Balance,
 April 30,1998   6,646,067 $  666  $1,705,080  $484,425 $    0    $ 2,190,171

Common stock
Issued for cash
at approximately
$2.19 per share    150,000     15     328,110       -          -      328,125

Net loss for the
three months ended
July 31, 1998                                  (297,641)             (297,641)

                 6,759,703   677    1,993,194   186,784       0    $2,180,655

The accompanying notes are an Integral part of these consolidated financial statements

                                MILLER PETROLEUM, INC.
                        Consolidated Statement of Cash Flows
                                     (UNAUDITED)
                                                    Three Months    Twelve
Months
                                                        Ended           Ended
                                                   July 31, 1998    April
30,1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  ($297,641)         $ 75,744
Adjustments to Reconcile Net Income to Net Cash
Provided (Used) by Operating Activities:
Depreciation, depletion and amortization              78,450           197,001
Allowance for bad debt                                   -              22,910
Common stock issued for services                         -              40,000
Changes in Operating Assets and Liabilities:
Decrease (increase) In accounts receivable            (7,447)
(206,702)
Decrease (increase) in inventory                      45,596
(153,108)
Decrease (increase) in organization costs                -
(223)
Increase (decrease) in accounts payable              (65,881)          204,163
Increase (decrease) in accrued expenses                4,495            20,034
Net Cash Provided (Used) by Operating Activities    (242,428)          199,819

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land                                         -
(500,000)
Purchase of equipment                                (96,866)
(1,171,108)
Change in investments                                    142               652
Purchase of oil and gas properties                  (189,485)
(2,020,917)
Purchase of pipeline                                (248,410)
(45,457)
Net Cash Provided (Used) by Investing Activities    (534,619)
(3,736,830)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on note receivable                                0           304,355
Payments on notes payable                         (1,324,524)              -
Sale of common stock                                 328,125           587,018
Proceeds from borrowings                           1,780,000         2,647,816
Net Cash Provided (Used) by Financing Activities  $  783,601        $3,539,189

NET INCREASE IN CASH                                  $6,554            $2,178
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                   66,709            64,531
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                        $73,263           $66,709

CASH PAID FOR
Interest                                           ($102,310)
($148,157)
Income taxes                                             -                 -

NON-CASH FINANCING ACTIVITIES:
Common stock issued for services                                       $40,000
Common stock issued for equipment                                     $260,000

The accompanying notes are an integral part of these consolidated financial statements.
                                 MILLER PETROLEUM, INC.
                     Notes to the Consolidated Financial Statements
                             July 31, 1998 and April 30, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 1998 Annual Report on Form 10KSB. The results of operations for the period ended July 31, 1998 are not necessarily indicative of operating results for the full year.

The consolidated financial statements and other information furnished herein reflect all adjustment which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods covered by this report.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the three months ended July 31, 1998, the Company secured a $10 million master note line of credit with Bank One Texas NA in Houston. A draw on said note was used to pay off a loan from a director of $525,000.

This was the only related party transaction.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation
-----------------

Miller Petroleum, Inc., (the "Company") has completed a six mile, four-inch and six-inch pipeline and began selling the first natural gas from its Jellico Field on August 20, 1998, which is after the period covered by this Report. The construction was on schedule and under budget. There are currently seven wells tied into the system including the Cox #3, the largest natural well drilled to date by Miller in Campbell County, Tennessee. Production is being curtailed by Miller pending higher gas prices anticipated later in the fall.

Subsequent to this installation, the Company signed a two year contract to market the gas through Citizens Gas Utility District. "We anticipate this installation will provide Citizens Gas with a substantial and reliable source of gas this winter and for years to come. This has helped us identity and economically justify additional geologic objectives, some of which are scheduled for drilling and completion this fall," said Deloy Miller, CEO.

Miller recently completed drilling the Robert Cox #4, Creekmore #1 and the R. Sharp #1, all of which targeted the Jellico Mountain member of the Big Lime. The Creekmore #1 openflowed 198 MCF per day. All three wells are producing into the new system and are being evaluated for stimulation later this year.

Miller Petroleum Rig #3 is moving on to the Jellico Medical Investors Group #1. This well is expected to spud September 9th and will target the Jellico Mountain member of the Big Lime. This well is a direct offset to the Cox #1.

A 4.2 mile six-inch and four-inch pipeline is currently under construction on Miller's Stoney Fork Field in southeastern Kentucky. This line will tie in five CBM wells drilled earlier this year and one existing Big Lime well into the existing Miller system. This pipeline is scheduled for completion in October. Plans are being finalized to drill up to 50 CBM wells a year for the next several years in this field.

The Company plans a test drilling program on the northern portion of its "Koppers Lease" in Campbell County, Tennessee, to develop gas reserves from the Devonian Shale and Big Lime formations. Geology has identified a possible extention of the Jellico Mountain member of the Big Lime formation. Gas from this lease will be transported under I75 into the new Jellico pipeline system. Two wells are permitted at this time.

Deloy Miller, CEO, states "This (Jellico) pipeline is very strategic to the future development of known gas reserves in and around Jellico. It will also serve to transport gas from our previously inaccessible 40,000 acre Koppers properties in the near future. We have a permit in place to cross Interstate 75 and anticipate tying the Koppers lease to this system this fall."

Results of Operations
---------------------

          During the three months ended July 31, 1998, the Company received total revenues of $459,879, including service and drilling revenue of $329,314 and oil and gas revenue of $123,182. Total costs and expenses during this period were $660,021, and the Company had a net loss from operations of $200,142. Net loss during the quarter ended July 31, 1998, was $297,641, or $0.04 per share.

Liquidity
---------

         The Company as of July 31, 1998 had cash of $73,263, with current liabilities of $545,351.

        The Company believes that its current cash flow will be sufficient to support their cash requirements for the next twelve months.

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

                                        MILLER PETROLEUM, INC.



Date: 9/9/98                                 By/s/Ronnie Griffith
     --------------                            ---------------------------
                                               Ronnie Griffith, President and
                                               Director

Date: 9/9/98                                 By/s/Lawrence L. LaRue
     --------------                            ---------------------------
                                               Lawrence L. LaRue, Secretary/
                                               Treasurer and Director


Date: 9/9/98                                 By/s/Deloy Miller
     --------------                            ---------------------------
                                               Deloy Miller, CEO
                                               and Director