Form 10QSB/A
period 1998-07-31
MILLER PETROLEUM INC
filed 1998-09-28
CIK 785968

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

Liquidity
---------

         The Company as of July 31, 1998 had current assets of $413,961, with current liabilities of $545,351.

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

                                        MILLER PETROLEUM, INC.



Date: 9-25-98                                By /s/ Ronnie Griffith
     --------------                            ---------------------------
                                               Ronnie Griffith, President and
                                               Director

Date: 9/25/98                                By /s/ Lawrence L. LaRue
     --------------                            ---------------------------
                                               Lawrence L. LaRue, Secretary/
                                               Treasurer and Director


Date: 9-25-98                                By /s/ Deloy Miller
     --------------                            ---------------------------
                                               Deloy Miller, CEO
                                               and Director