Form 10QSB
period 1998-10-31
MILLER PETROLEUM INC
filed 1998-12-14
CIK 785968

                   U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 1998
                                       ----------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              October 31, 1998

                                  6,856,567

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

                         MILLER PETROLEUM, INC.
                       Consolidated Balance Sheets
                              ASSETS

                                               October 31    April 30,
                                                  1998        1998
                                               Unaudited
CURRENT ASSETS

Cash                                                 -             $66,709
Accounts receivable - trade, net                 448,306           333,251
    Total Current Assaft                         448,306           399,960

FIXED ASSETS

Machinery and equipment                        1,548,142         1,445,099
Vehicles                                         317,765           317,765
Buildings                                        312,989           257,223
Office Equipment                                  71,882            61,067
Less: accumulated depreciation                  (656,879)         (573,047)
    Total Fixed assets                         1,593,899         1,508,107
OIL AND GAS PROPERTIES                         2,450,846         2,205,644

PIPELINE FACILITIES                              467,710            45,457

OTHER ASSETS

Land                                             511,500           511,500
Investments                                       16,784            16,784
Inventory                                        461,675           507,271
Organization Costs                                   223               223
    Total Other Assets                           990,182         1,035,778
TOTAL ASSETS                                  $5,950,943        $5,194,946

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable - trade                        $446,366          $189,734
Accrued expenses                                  42,303            36,997
Notes payable - current portion                  351,419           161,772
    Total Current Liabilities                    840,088           388,503

LONG-TERM LIABILITIES

Notes payable - related                          131,337           126,796
Notes payable                                  2,715,991         2,489,476
    Total Long-Term Liabilities                2,847,328         2,616,272
    Total Liabilities                          3,687,416         3,004,775

STOCKHOLDERS' EQUITY

Common Stock: 500,000,000 shares authorized at
$0.0001 par value, 6,856,567 and 6,646,067 shares
issued and outstanding                               686               666
Additional paid-in capital                     2,154,184         1,705,080
Retained earnings                                108,657           484,425

Total Stockholders' Equity                     2,263,527         2,190,171

TOTAL LIABILITIES AND STOCKHOLDERS'S EQUITY   $5,950,943        $5,194,946

The accompanying notes are an integral part of these consolidated financial statements.

                         MILLER PETROLEUM, INC.
                  Consolidated Statements of Operations
                               (UNAUDITED)
                                            Three Months    Six Months
                                                        Ended
                                                 October 31, 1998
REVENUES

Service and drilling revenue                  $552,568        $881,882
Oil and gas revenue                            159,810         282,992
Retail sales                                     3,450          10,807
Other revenue                                   13,464          13,490
    Total Revenue                              729,292       1,189,171

COSTS AND EXPENSES

Cost of sales                                  276,766         515,662
Selling, general and administrative            141,960         282,790
Salaries and wages                             214,934         416,779
Depreciation, depletion and amortization        97,827         176,277
    Total Costs and Expenses                   731,487       1,391,508
INCOME (LOSS) FROM OPERATIONS                   (2,195)       (202,337)

OTHER INCOME (EXPENSE)

Interest income                                  3,669           8,480
Interest expense                               (79,601)       (181,911)
    Total Other Income (Expense)               (75,932)       (173,431)
INCOME TAXES                                         0               0
NET INCOME (LOSS)                              (78,127)       (375,768)
NET EARNING (LOSS) PER SHARE                     (0.01)          (0.06)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                           6,856,567       6,826,317

The accompanying notes are an integral part of these consolidated financial statements.

                         MILLER PETROLEUM, INC.
             Consolidated Statement of Stockholders' Equity
                             (UNAUDITED)
                                                         Note
                                  Additional           Receivable
                   Common Shares   Paid-in    Retained    From
                  Shares   Amount  Capital    Earnings Stockholder   Total
Balance
April 30, 1997    6,055,000 $606   $684,532   $408,681  ($304,355)  $789,464

Net note receivable
from shareholder
with note payable
to shareholder          -      -        -          -      304,355    304,355

Common stock
issued for cash at
approximately $1.75 336,222   34    586,984        -          -      587,018
per share

Common stock
issued for equipment
at $1.80 per share  144,444   14    259,986        -          -      260,000

Common stock issued
in AKS acquisition
at $2.00 per share   45,000    5     89,995        -          -       90,000

Common stock issued
to pay note payable
at $1.50 per share   29,037    3     43,587        -          -       43,590

Common stock issued
as bonus at $ 1.10
per share            36,364    4     39,996        -          -       40,000

Net income for the
year ended
April 30, 1998          -      -        -       75,744        -       75,744

Balance
April 30,1998     6,646,067  666  1,705,080     484,425         0  2,190,171

Common stock
issued for cash at
approximately $2.19 150,000   15    328,110         -         -      328,125
per share

Common stock
issued for cash at
approximately $2.00  60,500    5    120,994         -         -      120,999
per share

Net loss for the six
months ended
October 31, 1998                               (375,768)      -     (375,768)

                  6,856,567 $686 $2,154,184    $108,657   $     0 $2,263,527

The accompanying notes are an integral part of these consolidated financial statements

                         MILLER PETROLEUM, INC.
                  Consolidated Statement of Cash Flows
                               (UNAUDITED)
                                                  Three Months   Six Months
                                                            Ended
                                                     October 31, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                  ($78,127)   ($375,768)
    Adjustments to Reconcile Net Income to Net Cash
    Provided (Used) by Operating Activities:
    Depreciation, depletion and amortization              97,827     176,277
    Disposition of equipment and property                 (8,626)     (8,626)
Changes in Operating Assets and Liabilities:
    Decrease (increase) in accounts receivable          (107,608)   (115,055)
    Decrease (increase) in inventory                         -        45,596
    Increase (decrease) in accounts payable               322,513    256,632
    Increase (decrease) in accrued expenses                   811      5,306
    Net Cash Provided (Used) by Operating Activities      226,790    (15,638)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                                     (72,758)  (169,624)
Purchase of investments                                      (142)       -
Purchase of oil and gas properties                       (139,536)  (329,021)
Purchase of pipeline                                     (173,843)  (422,253)
Net Cash Provided (Used) by Investing Activities         (386,279)  (920,898)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable                                 (34,773)(1,359,297)
Sale of common stock                                      120,999    449,124
Proceeds from borrowings                                        0  1,780,000
Net Cash Provided (Used) by Financing Activities          $86,226   $869,827

NET INCREASE IN CASH                                     ($73,263)  ($66,709)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                        73,263     66,709

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                                  $0         $0

CASH PAID FOR

Interest                                                 ($79,602) ($181,912)
Income taxes                                                  -          -

The accompanying notes are an integral part of these consolidated financial statements.

                         MILLER PETROLEUM, INC.
             Notes to the Consolidated Financial Statements
                   October 31, 1998 and April 30, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 1998 Annual Report on Form 1OKSB. The results of operations for the period ended October 31, 1998 are not necessarily indicative of operating results for the full year.

The consolidated financial statements and other information furnished herein reflect all adjustment which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods covered by this report.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the six months ended October 31, 1998, the Company secured a $10 million master note line of credit with Bank One Texas NA in Houston. a draw on said note was used to pay off a loan from a director of $525,000.

This was the only related party transaction.

Item 2.   Management's Discussion and Analysis or Plan of Operation

Plan of Operation
-----------------

                            KENTUCKY

Miller Petroleum, Inc., completed a 4.2 mile 6@ and 4@ pipeline servicing one existing Big Lime well and five coalbed methane (CBM) wells in the northwestern portion of their South Mississippi Electric Power Association (SMEPA) leasehold. Miller believes this project to be the first commercial CBM field in the state of Kentucky. These wells were drilled by Miller to the shallow Pennsylvanian coals with an estimated finding cost less than $0.25/MCF. No water production has been noted to date. The wells produce naturally open-hole without tubing. In-house geology has determined a potential of 350 additional drill locations with recoverable reserves for the project estimated up to 69 BCF. Production began October 24th, with four CBM wells producing a total 200 MCFD. The Big Lime well, SMEPA #10, was put on line at 120 MCFD against 400 psi flowing tubing pressure.

In addition to the CBM prospects, Miller believe there exists an additional 40 to 45 deeper Big Lime/Big Six targets. Directly offsetting their acreage are three wells completed to these deeper horizons in the late 1950=s. Production records beginning in 1965 indicate one well cumulating over 1 BCF, one over 370 MMCF, and one over 350 MMCF to date.

Plans are being made to drill another five CBM wells in December.


                           TENNESSEE

The Jellico Field averaged 928 MCFD for the month of October, with seven wells producing into the new 6 1/2 mile 6@ pipeline. All but one well is producing without stimulation. The Sharp #1 was stimulated with a two stage foamed acid treatment in October and tested 1.3 MMCFD after treatment. It was put on line October 18th at 285 MCFD.

Three additional wells were drilled in the Jellico Field, the Sowder #1, the Medical Investors Group #1 and the J.L. Davis #1. All three are awaiting stimulation before being put on line. The Robert Cox #4 is scheduled for a two stage combination foamed sand and foamed acid job late in December or early January.

Liquidity and Capital Resources
-------------------------------

Investments during the first six months of the Company=s fiscal year included the addition of $329,021 to oil and gas properties, $169,264 in equipment and $422,253 for a pipeline completion in Tennessee and a pipeline addition in Kentucky.

Cash and cash equivalents at October 31, 1998 decreased $66,709 from the April 30, 1998 balance due primarily to the investing activities noted above and a payment on notes payable.

The Company believes that its current cash flow will be sufficient to support their cash requirements for the next twelve months.

Results of Operations
---------------------

The Company had revenues of $729,292 for the second quarter of its fiscal year, up from the $413,961 in revenues recognized during its first quarter. The increase was due primarily due to drilling and natural gas sales in the Jellico, Tennessee area.

  Earnings before depreciation, depletion and amortization for the second quarter were $19,700.

Year 2000 Compliance
--------------------

  The Company believes that its internal system of personal computers is Year 2000 compliant. It has no other computer systems. Management has confirmed with its bank and its insurer that those entities' computer systems are Year 2000 compliant.

                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          Pursuant to a Consent of Directors dated October 9, 1998, the Company issued 60,500 shares of "unregistered" and "restricted" common stock to the following persons: John R. Fiser (20,000 shares); T. S. Ballance (5,500 shares); Paul G. Hibben, Jr. (10,000 shares); Sherlene Hibben (5,000 shares); and Christopher J. Gettelfinger (20,000 shares). Pursuant to a Consent of Directors dated November 20, 1998 (which is subsequent to the period covered by this Report), the Company caused 10,000 "unregistered" and "restricted" shares of common stock to be issued to Target Market Development, Inc., in consideration of services rendered.

          The offers and sales of these securities are believed to have been exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) thereof, and from similar states' securities laws, rules and regulations requiring the offer and sale of securities by available state exemptions from such registration.

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

                                        MILLER PETROLEUM, INC.



Date: 12/10/98                                 By/s/Ronnie Griffith
     --------------                            ---------------------------
                                               Ronnie Griffith, President and
                                               Director

Date: 12/10/98                                 By/s/Lawrence L. LaRue
     --------------                            ---------------------------
                                               Lawrence L. LaRue, Secretary/
                                               Treasurer and Director


Date: 12/10/98                                 By/s/Deloy Miller
     --------------                            ---------------------------
                                               Deloy Miller, CEO
                                               and Director