Form 10QSB
period 1999-01-31
MILLER PETROLEUM INC
filed 1999-03-12
CIK 785968

                   U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 1999
                                       ----------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  Not applicable.

                       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                               January 31, 1999

                                  6,907,123


                       PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of Miller Petroleum, Inc., a Tennessee corporation (the "Company"), required to be filed with this Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                            MILLER PETROLEUM, INC.
                         Consolidated Balance Sheets
                                  ASSETS

                                           January 31,      April 30,
                                              1999           1998
                                            Unaudited
CURRENT ASSETS

Cash                                         $44,342        $66,709
Accounts receivable - trade-, net            358,376        333,251

                                             402,718        399,960

FIXED ASSETS

Machinery and equipment                    1,577,692      1,445,099
Vehicles                                     317,765        317,765
Buildings                                    313,335        257,223
Office Equipment                              73,172         61,067
Less: accumulated depreciation              (699,886)      (573,047)
    Total Fixed assets                     1,582,078      1,508,107
OIL AND GAS PROPERTIES                     2,522,539      2,205,644
PIPELINE FACILITIES                          464,230         45,457

OTHER ASSETS

Land                                         511,500        511,500
Investments                                      500         16,784
Inventory                                    464,504        507,271
Organization Cos.                                223            223
    Total Other Assets                       976,727      1,035,778
TOTAL ASSETS                              $5,948,292     $5,194,946

                LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                    $347,715       $189,734
Accrued expenses                              62,688         36,997
Notes payable - current portion              391,534        161,772

    Total Current Liabilities                801,937        388,503

LONG-TERM LIABILITIES

Notes payable - related                      133,668        126,796
Notes payable                              2,927,127      2,489,476
    Total Long-Term Liabilities            3,060,795      2,616,272
    Total Liabilities                      3,862,732      3,004,775

STOCKHOLDERS' EQUITY

    Common Stock: 500,000,000 shares
    authorized at $0.0001 par value,
    6,907,123 and 6,646,067 shares
    issued and outstanding                       691            666
    Additional paid-in capital             2,245,178      1,705,080
    Retained Earnings                       (160,309)       484,425

       Total Stockholders' Equity          2,085,560      2,190,171

    TOTAL LIABILITIES AND
    STOCKHOLDERS'S EQUITY                 $5,948,292     $5,194,946

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
                   Consolidated Statements of Operations
                                (UNAUDITED)

                                      Three Months   Nine Months
                                                 Ended
                                           January 31, 1999
REVENUES

  Service and drilling revenue          $265,951     $1,147,833
  Oil and gas revenue                    175,463        458,455
  Retail sales                            38,500         49,307
  Other revenue                            4,241         17,731

    Total Revenue                        484,155      1,673,326

COSTS AND EXPENSES

Cost of sales                            219,701        735,363
Selling, general and administrative      160,811        443,601
Salaries and wages                       184,616        601,395
Depreciation, depletion and amortization 109,795        286,072
    Total Costs and Expenses             674,923      2,066,431
INCOME (LOSS) FROM OPERATIONS           (190,768)      (393,105)

OTHER INCOME (EXPENSE)

Interest income                            3,632         12,112
Interest expense                         (81,831)      (263,742)
    Total Other Income (Expense)         (78,199)      (251,630)
INCOME TAXES                                   0              0

NET INCOME (LOSS)                       (268,967)      (644,735)
NET EARNING (LOSS) PER SHARE               (0.04)         (0.10)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                     6,776,595      6,749,660

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
              Consolidated Statement of Stockholders' Equity
                                (UNAUDITED)

                                                             Note
                                     Additional            Receivable
                       Common Shares   Paid-in   Retained    From
                       Shares  Amount  Capital   Earnings Stockholder  Total
Balance
April 30, 1997        6,055,000   $606   $684,532 $408,681 ($304,355) $789,464

Net note receivable
from shareholder
with note payable
to shareholder                                               304,355   304,355

Common stock
issued for cash at
approximately $1.75     336,222     34    586,984      -         -     587,018
per share

Common stock
issued for equipment
at $1.80 per share      144,444     14    259,986      -         -     260,000

Common stock issued
in AKS acquisition
at $2.00 per share       45,000      5     89,995      -         -      90,000

Common stock issued
to pay note payable
at $1.50 per share       29,037      3     43,587      -         -      43,590

Common stock issued
as bonus at $1.10
per share                36,364      4     39,996      -         -      40,000

Net income for the
year ended
April 30,1998                                       75,744       -      75,744

Balance
April 30, 1998        6,646,067    666  1,705,080  484,425         0 2,190,171

Common stock
issued for cash at
$2.19 per share         150,000     15    328,110      -        -      328,125

Common stock
issued for cash at
$2.00 per share          60,500      5    120,994      -        -      120,999

Common stock
issued for cash at
$1.80 per share          28,556      3     51,397                      51,400

Common stock
issued for services
at $1.80 per share       22,000      2     39,598      -        -      39,600

Net loss for the nine
months ended
January 31, 1999                                   (644,735)         (644,735)

Balance
January 31, 1999      6,907,123   $691 $2,245,179 $(160,310)    $0 $2,085,560

 The accompanying notes are an integral part of these consolidated financial statements

                          MILLER PETROLEUM, INC.
                   Consolidated Statement of Cash Flows
                                (UNAUDITED)

                                             Three Months  Nine Months
                                                       Ended
                                                 January 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                             ($268,967)  ($644,735)
Adjustments to Reconcile Net Income to
Net Cash Provided (Used) by Operating
Activities:
  Depreciation, depletion and amortization      109,795     286,072
  Disposition of equipment and property                      14,420
Changes in Operating Assets and Liabilities:
  Decrease (increase) in accounts receivable     89,930     (25,125)
  Decrease (increase) in inventory               (2,829)     42,767
  Increase (decrease) in accounts payable       (98,651)    157,981
  Increase (decrease) in accrued expenses        20,385      25,691

   Net Cash Provided (Used) by Operating
   Activities                                  (150,337)   (142,929)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                           (31,185)   (215,864)
Disposal of investments                          16,284      16,284
Purchase of oil and gas properties             (130,481)   (455,244)
Purchase of pipeline                             (4,520)   (439,022)

   Net Cash Provided (Used) by Investing
   Activities                                  (149,902) (1,093,846)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable                       (40,486) (1,419,783)
Sale of common stock                             90,999     540,123
Proceeds from borrowings                        294,068   2,094,068

    Net Cash Provided (Used) by Financing
    Activities                                 $344,581  $1,214,408

NET INCREASE IN CASH                            $44,342    ($22,367)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                   0      66,709
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                   $44,342     $44,342

CASH PAID FOR

Interest                                        $81,831    $263,742
Income taxes                                        -           -

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services                $36,000     $36,000

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
              Notes to the Consolidated Financial Statements
                    January 31, 1999 and April 30,1998

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 1998 Annual Report on Form 1OKSB. The results of operations for the period ended January 31, 1999 are not necessarily indicative of operating results for the full year.

     The consolidated financial statements and other information furnished herein reflect all adjustment which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods covered by this report.

NOTE 2 - RELATED PARTY TRANSACTIONS

     During the nine months ended January 31, 1999, the Company secured a $10 million master note line of credit with Bank One Texas NA in Houston. a draw on said note was used to pay off a loan from a director of $525,000.

     This was the only related party transaction.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

Plan of Operation
-----------------

          Total gas sales from the Company's Stoney Fork Field in southeastern Kentucky during the third quarter were at their highest level since the Company acquired the field in December, 1997. Likewise, third quarter gas sales from the Company's Jellico Field and pipeline in Tennessee were 33% higher than second quarter sales.

          Wet, spring-like conditions have delayed drilling and field operations for the third quarter ending January 31, 1999. However, a total of four coalbed methane ("CBM") wells were drilled in Kentucky and one conventional well was drilled in Tennessee.

                                  KENTUCKY

          The Company drilled four CBM wells in its Stoney Fork Field in December, 1998 and January, 1999. Of these new wells, one was put on production January 13, 1999. There are now a total of six CBM wells producing and three awaiting hook-up in the Stoney Fork Field. Negotiations are now underway to acquire additional offsetting acreage for future development. CBM production now accounts for 26% of the Company's Kentucky production.

                                 TENNESSEE

          The Robert Cox #4 well was stimulated with a two stage combination foamed sand and foamed acid job on December 31, 1998, and put in line January 4, 1999. Production was enhanced 1400% after stimulation despite a problem with the flowline early in the month. This was only the second well in the new Jellico Pipeline system to be stimulated. A total of eight wells now produce through the Jellico Pipeline, with an additional six wells waiting on hook-up. Of these, six wells are scheduled for stimulation.

          The Davis 1B well was drilled to 1950'TD in the Big Lime February 11, 1999, which is after the period covered by this Report. Natural shows of gas were noted in the Big Lime. This well is scheduled for stimulation in the fourth quarter.

Liquidity and Capital Resources
-------------------------------

          Investments during the third quarter of the Company's fiscal year included the addition of $455,244 to oil and gas properties, $215,864 in equipment and $439,022 for a pipeline completion in Tennessee and a pipeline addition in Kentucky.

          Cash and cash equivalents at January 31, 1999, decreased by $22,367 from the April 30, 1998 balance, due primarily to the investing activities noted above and a payment on notes payable.

          The Company believes that its current cash flow will be sufficient to support its cash requirements for the next 12 months.

Results of Operations
---------------------

          The Company had revenues of $484,155 for the third quarter of its fiscal year, down from the $729,292 in revenues recognized during the second quarter. The decrease was due primarily due to less drilling and reduced natural gas prices.

          The Company's net loss before depreciation, depletion and amortization for the third quarter was $159,172.

Year  2000 Compliance
---------------------

          The Company believes that its internal system of personal computers is Year 2000 compliant. It has no other computer systems. Management has confirmed with its bank and its insurer that those entities' computer system are Year 2000 compliant.

PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

          None;  not applicable.

Item 2.   Changes in Securities.
          ----------------------

          During the quarterly period ended January 31, 1999, the Company issued the following "unregistered" and "restricted" shares of common stock:

Name                  Date           Number of Shares      Consideration
----                  ----                ----------------      -------------

Target Market
Development, Inc.     11-20-98            10,000                Services

Don Miller            12-3-98             10,000                Services

(1)                   12-3-98              2,000                Services

Terrie J. Cross       12-14-98             2,223                $ 4,001

Cameron Cross         12-14-98             1,111                $ 2,000

Dawn C. Stacy         12-14-98             1,111                $ 2,000

Rachael A. Stacy      12-14-98             1,111                $ 2,000

Troy B. Perin         12-14-98             8,000                $14,400

Bruce Coffey          12-14-98            15,000                $27,000


     (1) One hundred "unregistered" and "restricted" shares were issued to each of the Company's 20 employees, for a total of 2,000 shares.


          The offer and sales of these securities are believed to have been exempt from the registration requirement of Section 5 of the Securities Act of 1933 pursuant to Section 4 (2) thereof, and from similar states' securities laws, rules and regulations.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------
          None; not applicable.

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

                                        MILLER PETROLEUM, INC.



Date: 3-12-99                           By: /s/ Ronnie Griffith
     -----------------                      -----------------------------
                                            Ronnie Griffith, President and
                                            Director


Date: 3-12-99                           By: /s/ Lawrence L. LaRue
     -----------------                      -----------------------------
                                            Lawrence L. LaRue,
                                            Secretary/Treasurer and Director


Date: 3-12-99                           By: /s/ Deloy Miller
     -----------------                      -----------------------------
                                            Deloy Miller, CEO and Director