Form 10KSB
period 1999-04-30
MILLER PETROLEUM INC
filed 1999-08-16
CIK 785968

U. S. Securities and Exchange Commission
                              Washington, D. C.  20549

                                      FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the fiscal year ended April 30, 1999

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
April 30, 1999 - $2,007,412.

State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

July 16, 1999 - $3,972,964. There are approximately 1,869,630 shares of common voting stock of the Registrant held by non-affiliates. On July 16, 1999 the average bid and asked price was $2.125.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS)

Not Applicable.


                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                July 30, 1999

                                   6,949,691
                                   ---------

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

          During the 1990's, the Company concentrated on oil and gas exploration and production. The Company has oil and/or gas production in five Tennessee counties, Campbell, Fentress, Morgan, Overton and Scott and three Kentucky counties, Bell, Clay and Leslie.
Scott counties.

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

         The Company continues to focus on the development, drilling and production of natural gas in eastern Tennessee and Kentucky. Natural gas production in eastern Tennessee and southeastern Kentucky has been slow to develop due to the lack of pipelines to carry the gas to market. The Company capitalized on the lack of pipelines by first acquiring large leasehold positions in both Kentucky and Tennessee. The firm then used it's own expertise and equipment to "prove" the gas reserves. Then they built their own pipeline systems to transport the gas to market.

           The Company completed a 4.2 mile pipeline to service their new coalbed methane (CBM) wells in the northwestern portion of their South Mississippi Electric Power Association leasehold in Kentucky in October of 1998. This brings the total pipeline on their 40,000-acre Stoney Fork leaseholds to 21 miles with two compressor stations. This infrastructure was designed for future development of the CBM and known deeper potential of the area.

           The Company drilled a total of nine CBM wells to the shallow Pennsylvanian coals during the year. This project is the first commercial CBM field in the state of Kentucky. The next phase of CBM development will be along this new section of pipeline with an additional 80 to 100 wells planned along the older pipeline routes.

           In addition to the CBM prospects, Geology believes there exists an additional 40 to 45 deeper Big Lime/Big Six targets in the Stoney Fork Field. Directly offsetting their acreage are three wells completed to these deeper horizons in the late 1950's. Production records beginning in 1965 indicate one well cumulating over 1 Bcf, one over 370 Mmcf, and one over 350 Mmcf to date.

          The Jellico Field in northeastern Tennessee was put on production in August 1998, at over 1 Mmcfd with seven wells producing through the Company's new 6 1/2 mile 6" pipeline. All but two wells are producing without stimulation. Future plans call for the stimulation and completion of an additional four wells already drilled to be produced into the new Jellico pipeline.

           The Company has made considerable progress towards its production objectives for the year. Average net gas production from April 1998 to April 1999 rose from 597 Mcfd to 847 Mcfd, respectively, an approximate 42% increase. And, despite a 15% drop in their average selling price for gas, the Company's proved reserves increased 124% with a corresponding increase in discounted net present value of 18%.

          Effective May 1, 1996, Miller Services, Inc., a Tennessee corporation ("Miller Services"), and Energy Cell, Inc., a Tennessee corporation ("Energy Cell"), merged into the Company, with the Company being the survivor.

          Pursuant to an Agreement and Plan of Reorganization dated December 20, 1996 (the "Plan"), between the Company and Miller Petroleum,
Inc., a Tennessee corporation ("Miller Petroleum Tennessee"); and the stockholders of Miller Petroleum Tennessee (sometimes collectively called the "Miller Petroleum Tennessee Stockholders"), the Miller Petroleum Tennessee Stockholders became the controlling stockholders of the Company in a transaction viewed as a reverse acquisition, and Miller Petroleum Tennessee became a wholly-owned subsidiary of the Company. In connection with the Plan, the Company also changed its domicile by merging into Miller Petroleum Tennessee and changed its name to "Miller Petroleum, Inc." The Company also adopted the fiscal year of Miller Petroleum Tennessee, which is April 30, as its own fiscal year. For a discussion of the Plan and the change of the Company's fiscal year, see its Report on Form 8-K, which was filed with the Securities and Exchange Commission on January 15, 1997, and its Transition Report on Form 10-QSB for the transition period from October 1, 1996, to October 31, 1996, which was filed with the Securities and Exchange Commission on May 7, 1997.

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

          All officers and directors were reappointed for the fiscal year that began May 1, 1999 and continue to serve as of July 31, 1999.

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

          Natural gas has multiple markets throughout the eastern United States through gas transmission lines. Access to these markets is presently provided by three companies in north central Tennessee. Delta Natural Gas Company purchases the Company's natural gas that is produced from the "Delta Leases". CNR (formerly ALAMCO) has recently completed a new gas pipeline with connections to the major east-west gas transmission lines and markets. Local markets are served by Citizens Gas Utility District with surplus gas being placed in storage facilities or transported to El Paso Natural Gas serving Tennessee and Virginia. During the past year, the Citizens Gas Utility District began purchasing gas from the Company's wells in the Jellico Field.

Reserve Analyses

          Wright & Company, Inc. of Nashville, Tennessee ("Wright") performed a reserve analysis on the Company's leases as of April 30, 1999. Based on the data and parameters provided, the wells evaluated should recover approximately 252,770 barrels ("Bbls") of oil and 13,945,000 thousand cubic feet ("Mcf") of natural gas. Of this gross production, the interests appraised will recover 120,151 Bbls of oil and 9,443,127 Mcf of natural gas. Of these amounts, a
total of 6,242,807 Mcf of has reserves were proved but undeveloped.    The net
reserves should yield an undiscounted future net income of $11,712,490 after royalties, operating costs, development costs and severance and advalorem taxes, but before Federal and State income taxes. The present value of this future net income is $4,923,735 when discounted 10%. The reserves presented in this report were evaluated according to the standards recommended by the Securities and Exchange Commission. The report assumes constant oil and gas pricing and the use of a 10% discount factor to estimate present value of the future net income.

          Reserve analyses are at best speculative, especially when based upon limited production and limited access to production records; no assurance can be given that the reserves attribute to these leases exist or will be economically recoverable. See the Risk Factor entitled "Uncertainty of Reserve Estimates," herein.

          It is the opinion of Wright that the above-described reserve and revenue estimates are in the aggregate reasonable and were prepared in accordance with generally accepted petroleum engineering and evaluation principles. Wright does not own any direct or indirect financial interest in Miller Petroleum, Inc. and their oil and gas properties and interest. Wright's fee is not contingent upon their work or report.

Distribution Methods of Products or Services.
--------------------------------------------

          Crude oil is contained in tanks at the well site until the purchaser retrieves it by truck. Natural gas is delivered to the purchaser via gathering lines into the main gas transmission line. Gas purchasers in the area include Delta Natural Gas Company, Inc.; CNR and Citizens Gas Utility District. Crude oil purchasers are Bear Creek Oil Company and South Kentucky Purchasing Company. Management anticipates that the Company's products will be sold to one of these companies, however, no assurance can be given that the Company will be able to make such sales or that if it does, it will be able to receive a price that is sufficient to make its operations profitable.

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

          At the local level, the Company has several competitors in the area of its acreage blocks in the State of Tennessee, three of which may be deemed to be significant. These are CNR, Champ Oil and Anderson Oil and Gas. Given the Company's relatively large acreage holdings in the area and the estimated proven undeveloped reserves, management believes that the Company will become the second or third largest seller of hydrocarbons in the immediate area; however, the Company's operations will be subject to numerous risk factors and no assurance of this can be given. See the caption "Risk Factors" of this Report.

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

Dependence on One or a Few Major Customers

          The Company will be dependent on local purchasers of hydrocarbons in the areas where its properties are located for sales of its products. The five purchasers in the areas of the Company's operations are Citizens Gas Utility District, Delta, CNR, Bear Creek and South Kentucky. The loss of one or more purchasers with whom the Company may contract may have a substantial adverse impact on the Company's sales and on its ability to operate profitably.

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

Research and Development

          With the exception of the payment to Wright &Company, Inc. for its engineering study, the Company has not expended any material amount in research and development activities during the last fiscal year. Research done in conjunction with its exploration activities consists primarily of conducting geological research. This work falls under the job description of the Company's geologist and will not cost anything more than his standard salary.

Cost and Effects of Compliance with Environmental Laws

          See the caption "Effect of Existing or Probable Governmental Regulations on Business" of this Report.

Number of Total Employees and Number of Full-Time Employees

          The Company presently has 16 full-time employees and 1 part-time employees. When it commences its full-scale drilling program as discussed under the heading "Management's Discussion and Analysis or Plan of Operation," the Company plans to have 20 to 24 full-time employees, including officers, and 1 part-time employees.

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

         Future Sales of Common Stock. Deloy Miller, CEO and Director beneficially owns 4,723,291 shares of the common stock of the Company or approximately 68% of its outstanding voting securities. All of his shares have been beneficially owned for one year, and subject to compliance with the applicable provisions of Rule 144 of the Securities and Exchange Commission, Mr. Miller may then commence to sell his "restricted securities" in an amount equal to up to 1% of the then outstanding securities of the Company, in any three month period. Such sales could have a substantial adverse effect on any public market that may then exist in the Company's common stock. Sales of any of these shares by Mr. Miller could severely affect the ability of the Company to secure the necessary debt or equity funding for the Company's proposed business operations. Sales of restricted securities by others could also have an adverse effect on any market in the common stock of the Company. See the caption "Recent Sales of Unregistered Securities." For additional information concerning the present market for shares of common stock of the Company, see the caption "Market Price of and Dividends on the Company's Common Equity and Other Stockholder Matters," herein. For information regarding common stock ownership of Mr. Miller, see the caption "Security Ownership of Certain Beneficial Owners and Management," herein.

          Voting Control. By virtue of Deloy Miller's ownership of approximately 68% of the Company's outstanding voting securities, Mr. Miller has the ability to elect all of the Company's directors, who in turn elect all executive officers, without regard to the votes of other stockholders. Mr. Miller may be deemed to have absolute control over the management and affairs of the Company. See the caption "Security Ownership of Certain Beneficial Owners and Management," of this Report.

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

Item 2.  Description of Property.
---------------------------------

        The Company owns an office and yard on 14 acres situated in Huntsville, Tennessee. An additional 1,600 square feet of office space was added during the past year.

        The Company owns over 40,000 acres of leaseholds in Bell, Clay, Harlan, Knox and Leslie Counties in Kentucky and Campbell County, Tennessee. Included are 23 wells producing a net 500 Mcfd and 12 BOPD, along with over 17 miles of pipeline.

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

        The Company owns a 25% working interest in ten producing natural gas wells situated on 2,500 acres of leaseholds in Campbell County, Tennessee (collectively the "Delta" leases").

          The Company owns a 50% working interest in one oil and gas lease that totals 8,000 acres, more or less, located in Campbell and Scott County, Tennessee. ("The Elk Valley Iron & Coal Lease") This lease provides for a landowner's royalty of 12.5% and an overriding royalty interest of 6.25%.

Item 3.  Legal Proceedings.
___________________________

        There are no legal proceedings as of July 31, 1999.

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

          The Company's common stock was only recently quoted on the OTC Bulletin Board on December 6,1996. The high and low bid prices for these shares of common stock of the Company since that period are as follows:


                    Bid

Quarter ending:                         High                Low

December 6, 1996, through
January 31, 1997                        $0.25                     $0.25

April 30, 1997                          $2.875                    $1.625

April 30, 1998                          $3.25                     $3.00

April 30, 1999                          $2.63                     $2.63

          These bid prices were obtained from the National Quotation Bureau, Inc. ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders
-------

          The number of record holders of the Company's common stock as of the year ended April 30, 1999, was approximately 268; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

          The Company is actively seeking industry partners and financing to develop the first commercial coalbed methane (CBM) field in Kentucky. CBM now accounts for over 5% of gas production and over 11% of the known natural gas reserve base in the United States. Management feels strongly that being the first in the region gives them a strategic advantage in the development of an important future component of our nation's clean energy supply.

          The Company is currently securing CBM rights on its existing 8000-acre Elk Valley lease in Tennessee. Two wells drilled during the year in the Elk Valley Field proved the existence of an oil play in the Maxton Sand. Future exploration will target the Big Lime and CBM potential, possibly leading to the first commercial CBM play in Tennessee.

          The Company plans a test drilling program on the northern portion of its "Koppers Lease" in Campbell County, Tennessee, to develop gas reserves from the Devonian Shale and Big Lime formations. (It has been estimated that the Devonian Shale in the Appalachian Basin, discovered in the early part of this century, has produced on the order of 2 Tcf of gas.) Geology has also identified a possible extention of the Jellico Mountain member of the Big Lime formation. Gas from this lease will be transported under I75 into the new Jellico pipeline system completed in August 1998. The gas will be sold to Citizen's Gas Utility District.

          The Company is making extensive use of its 127,000 well database GeoGraphix system to explore potential plays in the Knox Formation. This hot new play is currently underway in Hancock County, Tennessee, and promises to generate renewed interest in the deeper horizons in the southern Appalachian Basin. The Company plans to exploit its established presence to secure a strong position in this play.

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

          In addition to an active drilling program, the Company intends to continue strategically acquiring leases in promising areas in the States of Tennessee and Kentucky. No assurance can be given that the Company will be able to identify or acquire any such leases or that, if it does acquire any such leases, that they will be profitable.

Results of Operations
---------------------

        For the fiscal year ended April 30, 1999, the Company received total revenues of $2,007,412, up from the $1,699,003 for the previous year. Working capital decreased from $11,457 to a negative $91,802.

        Depletion, depreciation and amortization increased from $197,001 in 1998 to $387,072 in 1999. This increase was due to the purchase of the AKS Energy Corporation properties and to oil and gas wells drilled during the fiscal year.

        Total costs and expenses increased from $1,494,904 in 1998 to $2,613,188 in 1999. Again, the primary reason for the increase in costs was due to the purchase of AKS Energy Corporation assets.

         For the fiscal year ended April 30, 1999, the Company incurred a net loss of $936,193 ($0.14 per share) compared to net income of $75,744 ($0.01 per share) in the preceding year.

Liquidity
---------

          The Company estimates that it will be able to adequately fund the above-referenced development and production plans, with the exception of the acquisition of additional properties, for the next 12 months. Sources of funds for the Company will be revenue from operations, private placement pf the Company's "unregistered" and "restricted" securities, and loans. At this time, the Company is in contact with several funding sources. However, this plan of operation is based upon many variables and estimates, all of which may change or prove to be other than or different from information relied upon.

Item 7.  Financial Statements.
------------------------------

            Consolidated Financial Statements for
            the years ended April 30, 1999 and 1998

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

            Consolidated Statements of Stockholders'
            Equity

            Consolidated Statements of Cash Flows

            Notes to the Consolidated Financial
            Statements


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          Charles M. Stivers, Certified Public Accountant, of Manchester, Kentucky, was engaged on or about March 19, 1998, by the Board of Directors of the Company to audit the financial statements of the Company. He continues as the auditor for the Company and audited the financial statements that accompany this Report.

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

Business Experience
-------------------

          Deloy Miller Mr. Miller is 53 years of age. Mr. Miller, Chairman and CEO, is a seasoned gas and oil professional with 30 years of experience in the drilling and production business in the Appalachian basin. During his years as a drilling contractor, he acquired extensive geological knowledge of Tennessee and Kentucky and received training in the reading of well logs. A native Tennessean, Miller is credited with being the leader in converting the Appalachian Basin from cable tool drilling to air drilling, using the Ingersoll-Rand T3 Drillmaster rigs. The introduction of air drilling sparked the 1969 drilling boom and Miller soon became a successful drilling contractor
in the southern Appalachian basin.   He served two terms as president of the
Tennessee Oil & Gas Association and in 1978 the organization named Miller the Tennessee Oil Man of the Year. He continues to serve on the board of that organization. Mr. Miller was appointed by the Governor of Tennessee to be the petroleum industry's representative on the Tennessee Oil & Gas Board, the state agency that regulates gas and oil operations in the state.

      Ronnie Griffith was appointed President on December 29,1997, of
Miller Petroleum. Mr. Griffith is 50 years of age. Mr. Griffith founded Griffith Well Services in 1983 to provide well services to the booming oil and gas industry in the southern Appalachian Basin. Griffith Well Services grew to five service rigs, surviving and prospering during the turbulent ups and downs of the industry. In December, 1992, Griffith Well Services was merged with AKS Energy with Mr. Griffith taking the position of Vice President, Exploration and Development. There, he supervised the drilling and completion of 250 oil and gas wells and the installation and operation of seven compressor stations and 70 miles of pipeline. In addition to supervisory duties, he lead the negotiation of acquisitions, bank financing, gas contracts, lease agreements, and, ultimately, the sale of the company. In 1995, he was awarded the position of President, AKS Energy Co. Mr. Griffith attended Knoxville Business College. Mr. Griffith has been active in the Appalachian Basin for over 17 years.

          Lawrence L. LaRue. Mr. LaRue is 59 years of age. Mr. LaRue joined the Miller organization in March of 1983 as an accountant. During his sixteen years with the Company, he has acquired an extensive knowledge of all aspects of oil and gas accounting and tax law. Becoming Secretary/Treasurer in 1985, his duties include the supervision of the office, all clerical functions, and the preparation of corporate and partnership income tax returns. Mr. LaRue obtained his BS Degree in Business Administration with honors from Tennessee Technological University. As a Certified Public Accountant licensed to practice in the State of Tennessee, his current civic duties include consultation to the Morgan County, Tennessee E-911 Board.

          Herbert J. White. Mr. White, age 73, is Development Engineer for the company has 43 years of petroleum related experience. After earning his BS degree from North Texas University, he became an engineer with Halliburton, handling Louisiana Gulf Coast and offshore operations and serving in
Australia.   In 1975 he joined Petroleum Development Corporation, a West
Virginia-based public company, supervising engineering and operations in Southern Appalachian basin. He also has experience in Devonian Shale production, enhanced recovery and coal degasification.

          Herman Gettelfinger. Mr. Gettelfinger, age 58, is member of Miller Petroleum, Inc., Board of Directors, Herman Gettelfinger is the president and co-owner of Kelso Oil Company, Knoxville Tennessee. Kelso is one of East Tennessee's largest distributors of motor oils, fuels and lubricants to the industrial and commercial market. Mr. Gettelfinger has been active in the gas and oil drilling and exploration business for more than 35 years and has been associated with Miller Petroleum for 25 years.

          John Bonar, was appointed Vice President of Engineering, on November 1, 1997. Mr. Bonar is 43 years of age. Mr. Bonar obtained his BS Degree in Petroleum Engineering with honors from the University of Wyoming. Prior to graduation, he held positions with Conoco and Marathon Oil Company in Wyoming. After graduation, he worked as a completions and production engineer in the
Gulf of Mexico for Marathon.   In 1981, Mr. Bonar co-founded an oil and gas
exploration and production company in Pennsylvania and acted as Vice President and Director until 1986. In 1991, he joined Penn Virginia Oil and Gas, Inc., as a drilling, completion and production engineer. Most recently, he worked in the capacity of consulting engineer for AKS Energy Corp. He brings to the Company 17 years experience as a Petroleum Engineer. Of this, Mr. Bonar has spent 15 years in the Appalachian Basin in the exploration and development of reserves and management of operations. Mr. Bonar is a Registered Professional Engineer in Tennessee and a member of the Society of Petroleum Engineers of AIME.

          Dr. Gary Bible was appointed Vice President of Geology on September 15, 1997. Dr. Bible is 49 years of age. Dr. Bible earned his BS Degree in Geology from Kent State University and his MSc. and PhD. Degrees in Geology from Iowa State University. He is a proven hydrocarbon finder who drilled his first successful wildcat as a Trainee Geologist. Formerly with Phillips Petroleum Corporation and ALAMCO, Dr. Bible brings to the Company 19 years experience as a Petroleum Geologist. In addition, Dr. Bible has spent 10 years in the Appalachian Basin in the exploration and development of reserves in the Big Lime, Devonian Shale and in deeper horizons. During these last nine years, he has drilled 135 development wells, eighty-seven percent of which were successful. He has discovered eight new oil and gas fields in Kentucky and Tennessee. He is also credited with managing a drilling program at Alamco that kept its finding cost the lowest in the nation.

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

Item 10. Executive Compensation.

Cash Compensation
-----------------

          Deloy Miller is to be paid an annual salary of $122,307 as compensation for service as CEO and Director of the Company.

      Ronnie Griffith is to be paid an annual salary of $61,154 as compensation for service as President and Director of the Company.

          Lawrence LaRue is to be paid an annual salary of $61,154 for his service as Secretary/Treasurer of the Company.

      Herbert J. White is to be paid an annual salary of $9,700 for his services as Vice President and Director of the Company.

      Gary G. Bible is to be paid an annual salary of $72,366 for his services as Vice President of Geology.

      John Bonar is to be paid an annual salary of $73,894 for his services as Vice President of Engineering.

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


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year                  Other  Rest- Under- LTIP  Other
Principal  Ended    Salary Bonus Annual rictedlying  Pay- Comp-
Position   April 30   ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Deloy Miller
President,   1996 120,000     0     0     0      0     0   0
Director,    1997 120,000     0     0     0      0     0   0
CEO          1998 118,692     0     0  100,000   0     0   0
             1999 122,307     0     0      100   0     0   0

Ronnie
Griffith     1996      0      0     0     0      0     0   0
President,   1997      0      0     0     0      0     0   0
Director     1998   18,962    0     0  100,000   0     0   0
             1999   61,154    0     0    5,100   0     0   0

Lawrence
LaRue        1996   45,000    0     0     0      0     0   0
Secretary/   1997   45,000    0     0     0      0     0   0
Treasurer,   1998   50,616    0     0  111,591   0     0   0
Director     1999   61,154    0     0    5,100   0     0   0

Herbert J.   1996      0      0     0     0      0     0   0
White, VP,   1997     (1)     0     0     0      0     0   0
Director     1998   11,400    0     0  100,000   0     0   0
             1999    9,700    0     0      100   0     0   0

Herman       1996      0      0     0     0      0     0   0
Gettelfinger 1997      0      0     0     0      0     0   0
Director     1998      0      0   1000 100,000   0     0   0
             1999      0      0    500    0      0     0   0

Gary G.      1996      0      0     0     0      0     0   0
Bible, VP    1997      0      0     0     0      0     0   0
             1998   42,327    0     0   40,000   0     0   0
             1999   72,366    0     0      100   0     0   0

John Bonar   1996      0      0     0     0      0     0   0
VP           1997      0      0     0     0      0     0   0
             1998   33,462    0     0   39,200   0     0   0
             1999   73,894    0     0      100   0     0   0


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

                 Directors and Executive Officers


                                            Number of Shares    Percent
Name and Address(1)      Title              Beneficially Owned  of Class


Deloy Miller             Director,               4,723,291         68%
815 South Lake Drive     and CEO
Oneida, TN 37841

Ronnie Griffith          President/Director          5,100         -0-
P.O. Box 5304
Oneida, TN 37841

Lawrence L. LaRue        Secretary/                 86,625          1%
432 Brewstertown Road    Treasurer
Sunbright, TN  37872     Director

Herbert J. White         Vice President/Director       100         -0-
P.O. Box 1868
Fairfield Glade, TN
38557

Herman Gettelfinger      Director                  264,845(2)       4%
641 Atlantic Ave.
Knoxville, TN  37917

Gary Bible               Vice President                100         -0-
323 Seneca Circle
Oneida, TN 37841

John Bonar               Vice President                100         -0-
50 Rivers Run Way
Oak Ridge, TN 37830


All executive officers and directors
as a group (4)                                   5,080,161         73%

          (1) Each of these persons presently serves in the capacities indicated.

          (2) These shares are owned by Kelso Oil Company, of which Mr. Gettelfinger is President and a co-owner.

                    Five Percent Stockholders

                                         Number of Shares        Percent
Name and Address            Title        Beneficially Owned      of Class

Deloy Miller                Director        4,723,291                68%
815 South Lake Drive        and CEO
Oneida, TN 37841

M. E. Ratliff               Stockholder       453,267                 7%
300 Heathermoore Dr.
Knoxville, Tennessee  37922


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

      The Company has issued notes receivable that mature in six months to the above mentioned Mr. Baxter Lee III and Mr. Herman Gettelfinger, a
Director  of  this  Company,   for $710,000 and $525,000 respectively.   The
Company is seeking to refinance said notes on a long-term basis.
However, the Company will be able to "rollover" said notes until permanent financing is obtained. The two notes were paid in full in July of 1998.

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

                                             MILLER PETROLEUM, INC.


Date: August 13, 1999                        By/s/Deloy Miller
     ----------------                          ---------------------------
                                               Deloy Miller, CEO and
                                               Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                             MILLER PETROLEUM, INC.


Date: August 13, 1999                        By/s/Deloy Miller
     ----------------                          ---------------------------
                                               Deloy Miller, CEO and
                                               Director

Date: August 13, 1999                        By/s/Ronnie Griffith
     ----------------                          ---------------------------
                                               Ronnie Griffith, President
                                               and Director


Date: August 13, 1999                        By/s/Lawrence LaRue
     ----------------                          ---------------------------
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

                         MILLER PETROLEUM, INC.

                   CONSOLIDATED FINANCIAL STATEMENTS

                          April 30, 1999 and 1998

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Miller Petroleum, Inc.
Huntsville, Tennessee


We have audited the accompanying consolidated balance sheet of Miller Petroleum, Inc. and subsidiaries as of April 30, 1999 and 1998 the related consolidated statements of operations, stockholders equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miller Petroleum, Inc. and subsidiaries as of April 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations as of April 30, 1999. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/Charles M. Stivers
Charles M. Stivers
Certified Public Accountant
August 10, 1999

                          MILLER PETROLEUM, INC.
                        Consolidated Balance Sheet
                                ASSETS

                                                 April 30,   April 30,
                                                   1999        1998
CURRENT ASSETS

 Cash                                        $ 62,438       $ 66,709
 Accounts receivable - trade, net (Note 1)    317,403        333,251
 Inventory (Note 1)                           472,586              -
 Prepaid expenses                              25,274              -

    Total Current Assets                      877,701        399,960

FIXED ASSETS (Note 1)

 Machinery and equipment                    1,568,038      1,445,099
 Vehicles                                     316,862        317,765
 Buildings                                    313,335        257,223
 Office equipment                              75,311         61,067
 Less: accumulated depreciation              (719,886)      (573,047)

     Total Fixed Assets                     1,553,660      1,508,107

OIL AND GAS PROPERTIES (Notes 3 and 7)      2,502,648      2,205,644

PIPELINE FACILITIES (Note 4)                  458,997         45,457

OTHER ASSETS

 Land                                         511,500       511,500
 Investments                                      500        16,784
 Inventory (Note 1)                                 -       507,271
 Organization Costs                               178           223

      Total Other Assets                      512,178     1,035,778

TOTAL ASSETS                            $   5,905,184   $ 5,194,946

                  LIABILITIES AND STOCKHOLDERS  EQUITY

CURRENT LIABILITIES

 Accounts payable - trade               $     335,207   $   189,734
 Accrued expenses                              48,040        36,997
 Notes payable - current portion (Note 5)     586,256       161,772

     Total Current Liabilities                969,503       388,503

LONG-TERM LIABILITIES

 Notes payable - related (Notes 5 and 6)      134,738       126,796

 Notes payable (Note 5)                     2,980,862     2,489,476

 Total Long-Term Liabilities                3,115,600     2,616,272

     Total Liabilities                      4,085,103     3,004,775

STOCKHOLDERS EQUITY

Common Stock: 500,000,000 shares
 authorized at $0.0001 par value,
 6,921,556 shares issued and
 outstanding                                      692           666
Additional paid-in capital                  2,271,157     1,705,080
Retained earnings                            (451,768)      484,425

     Total Stockholders  Equity             1,820,081     2,190,171

     TOTAL LIABILITIES AND STOCKHOLDERS
     EQUITY                            $    5,905,184   $ 5,194,946

The accompanying notes are an integral part of these consolidated financial statements.

                                MILLER
                             PETROLEUM, INC.
                   Consolidated Statements of Operations
                                          For the Years Ended
                                               April 30,
                                           1999           1998
REVENUES

 Service and drilling revenue           $1,175,033   $      667,929
 Oil and gas revenue                       742,920          703,706
 Retail sales                               49,707           53,917
 Other revenue                              39,752          273,451

     Total Revenue                       2,007,412        1,699,003

COSTS AND EXPENSES

 Cost of oil and gas sales               1,195,456          548,104
 Selling, general and administrative       582,025          436,719
 Salaries and wages                        448,635          313,080
 Depreciation, depletion and amortization  387,072          197,001

     Total Costs and Expenses            2,613,188        1,494,904

INCOME (LOSS) FROM OPERATIONS             (605,776)         204,099

OTHER INCOME (EXPENSE)

 Interest income                            14,370           19,802
 Interest expense                         (344,787)        (128,355)

     Total Other Income (Expense)         (330,417)        (128,355)

INCOME TAXES (Note 1)                          -                -

NET INCOME (LOSS)                       $ (936,193)     $    75,744

NET INCOME PER SHARE                    $    (0.14)     $      0.01

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                      6,753,268        6,395,125

The accompanying notes are an integral part of these consolidated financial statements.

                         MILLER PETROLEUM, INC.
            Consolidated Statements of Stockholders  Equity
                                                            Note
                                     Additional           Receivable
                   Common Shares      Paid-in   Retained    From
                 Shares      Amount   Capital   Earnings  Stockholder   Total
Balance,
 April 30, 1997  6,055,000  $ 606   $ 684,532 $408,681 $(304,355)  $ 789,464

Net note receivable
 from shareholder
 with note payable
 to shareholder          _      _           _       _     304,355     304,355

Common stock
 issued for cash
 at approximately
 $1.75 per share   336,222     34     586,984       -           -     587,018

Common stock
 issued for
 equipment at
 $1.80 per share   144,444     14     259,986       -           _     260,000

Common stock
 issued in AKS
 acquisition at
 $2.00 per share    45,000      5      89,995       -           -      90,000

Common stock
 issued to pay
 note payable at
 $1.50 per share    29,037      3      43,587       -           -      43,590

Common stock
 issued as bonus
 @ $1.10 per share  36,364      4      39,996       -           -      40,000

Net income for
 the year ended
 April 30, 1998          -      -           -    75,744         -      75,744

Balance,
 April 30, 1998  6,646,067  $ 666  $1,705,080 $ 484,425          0 $2,190,171

Common stock
 issued for cash
 at $2.19 per
 share             150,000     15     328,110         -               328,125

Common stock
 issued for cash
 at $2.00 per
 share              60,500      5     120,994       -         -       120,999

Common stock
 issued for cash
 at $1.80 per
 share              28,556      3      51,397       -         -        51,400

Common stock issued
 for services
 at $1.80 per share 25,333      2      45,598       -         -        45,600

Common stock issued
 to employees
 at $1.80 per share 11,100      1      19,978       -         -        19,979


Net Income for the
 year ended
 April 30, 1999          -      -           -  (936,193)     -      (936,193)

Balance,
 April 30,1999   6,921,556 $  692  $2,271,157 $(451,768)     0    $ 1,820,081

                                   The
accompanying notes are an integral part of these consolidated financial statements.

                         MILLER PETROLEUM, INC.
                  Consolidated Statements of Cash Flows
                                                     For the Years Ended
                                                          April 30,
                                                      1999       1998
CASH FLOWS FROM
OPERATING
ACTIVITIES:

 Net income (Loss)                                 $(936,193)  $   75,744
Adjustments to Reconcile Net Income to Net Cash
  Provided (Used) by Operating Activities:
   Depreciation, depletion and amortization           387,072     197,001
   Allowance for bad debt                              22,938      22,910
   Common stock issued for services                    65,579      40,000
Changes in Operating Assets and Liabilities:
   Decrease (increase) in accounts receivable          (7,090)   (206,702)
   Decrease (increase) in inventory                    34,685    (153,108)
   Decrease (increase) in organization costs               45        (223)
   Increase (decrease) in accounts payable            145,473     204,163
   Increase (decrease) in accrued expenses             11,043      20,034

    Net Cash Provided (Used) by Operating Activities (262,028)    199,819


CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of Land                                           0    (500,000)
 Purchase of Equipment                               (227,914) (1,171,108)
 Change in  investments                                16,284         652
 Purchase of oil and gas properties                  (483,350) (2,020,917)
 Purchase of pipeline                                (446,325)    (45,457)

     Net Cash Provided (Used) by Investing
     Activities                                    (1,141,305) (3,736,830)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds on note receivable                       (1,392,730)    304,355
 Sale of common stock                                 500,524     587,018
 Proceeds from borrowings                           2,291,268   2,647,816

     Net Cash Provided (Used) by Financing
     Activities                                 $   1,399,062  $3,539,189

NET INCREASE (DECREASE) IN CASH                 $      (4,271) $    2,178

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                                     66,709      64,531

CASH AND CASH EQUIVALENTS,
 END OF YEAR                                    $      62,438  $   66,709

CASH PAID FOR:

 Interest                                       $    (344,787) $ (148,157)
 Income Taxes                                   $           -  $        -

NON-CASH FINANCING ACTIVITIES:

 Common stock issued for services               $      45,600  $   40,000
 Common stock issued for subsidiaries           $           -  $        -
 Common stock issued for equipment              $           -  $   260,000

The accompanying notes are an integral part of these consolidated financial statements.
                     MILLER PETROLEUM, INC.
         Notes to the Consolidated Financial Statements
                    April 30, 1999 and 1998

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

     Depreciation expense for the years ended April 30, 1999 and 1998 was $200,727 and $116,541 respectively.

     g.  Revenue Recognition

     Revenues are recognized when the gas products are delivered to customers. In the movement of natural gas, it is common for differences to arise between volumes of gas contracted or nominated, and volume of gas actually received or delivered. These solutions are the result of certain attributes of the natural gas commodity and the industry itself. Consequently, the credit given to the Company by a pipeline for volumes received from producers may be different than volumes actually delivered y a pipeline. When all necessary information, such as the final pipeline statement for receipts and deliveries are available, these differences are resolved by the Company.

     The Company records imbalances based on amounts received and classifies the imbalances as adjustments to the trade accounts receivable or trade accounts payable, as appropriate

     h.  Accounts Receivable

     Accounts receivable are presented at net realizable value. Accounts receivable are net of an allowance for doubtful accounts of $22,938 at April 30, 1999.

     i.  Inventory

     Inventory consists of used equipment which is purchased by the Company for resale. When purchases are made by the Company the cost is applied only
to the marketable portion of the equipment.   The inventory balance was
$472,586 at April 30, 1999.


     j.  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liability at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     k.  Reclassification

     Certain April 30, 1998 balances have been reclassified to conform with the April 30, 1999 financial statement presentation.

     l.  New Accounting Pronouncements

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal years beginning after June 15, 2000. This statement requires recognition of all derivative contracts as either assets or liabilities in the balance sheet and the measurement of them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of any gains or losses on the hedge with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

     m.  Income taxes

     No provision for taxes has been made, due to current operating losses.

NOTE 2 - GOING CONCERN UNCERTAINTY

     The Company has experienced losses totaling $936,193 for the year ended April 30, 1999. This matter raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include raising additional capital in order to drill additional oil and gas wells. The accompanying financial statements do not include any adjustments relating to the recoverability and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE 3 - BUSINESS ACQUISITION

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

NOTE 4 - OIL AND GAS PROPERTIES - PIPELINE FACILITIES

     The Company uses the successful efforts method of accounting for oil and
gas producing    activities.  Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs carrying and retaining unproved properties are expensed. The Company amortizes the oil and gas properties using the double declining balance method for 10 years. The Company capitalized $483,350 of oil and gas properties for the year ended April 30, 1999 and recorded $186,346 and $80,008 of amortization expense for the years ended April 30, 1999 and 1998, respectively.

NOTE 5 - LONG-TERM DEBT

     The Company had the following debt obligations at April 30, 1999:

                                                            April 30,
                                                             1999

     Line of credit with Bank One of Texas secured by oil
     and gas properties and corporate assets, principle
     paid at $20,000 per  month bearing a prime + 2%
     interest rate.                                      $ 1,974,173

     Note payable to Individual unsecured at 7.00% interest  134,738

     Note payable to First National Bank of Oneida secured
     by equipment bearing interest at 9.00%.                 205,000

     Note payable to Lanier Worldwide secured by a copy
     machine bearing interest at 9.00% and requiring
     principle and interest payments of $204 per month        748

     Note payable to Lynn Carter Leasing secured by a
     plotter bearing interest at 10.00% and requiring
     principle and interest payments of $124 per month        594

     Note payable to Imperial Business Credit secured by a
     parts washer  bearing interest at 10.00% and requiring
     principle and interest payments of $226 per month      2,629

     Note payable to Individual bearing interest at 8.00%
     and requiring interest payments quarterly               860,000

     Note payable to Individual bearing interest at 8.00%    130,000




     Line of credit payable to First National Bank of the
     Cumberlands secured by equipment and inventory bearing
     interest at 10.50% due on demand                        130,016

     Note payable to Community Trust Bank secured by real
     property bearing interest at 8.50% requiring monthly
     principle and interest payments of $1,389               134,454

     Note payable to First National Bank of the Cumberlands
     secured by a 1995 Chevrolet truck bearing interest at
     9.25% requiring monthly principal and interest payments
     of $386                                                7,134

     Notes payable to a company secured by a working
     interest in oil wells bearing no interest and due
     in May 1999                                             122,370

     Total notes payable                                   3,701,856
     Less current maturities                                (586,256)

     Notes payable - long-term                           $ 3,115,600

     Maturities of long-term debt are as follows:

     Year Ending April 30,                                    Amount

     1999                                                $   586,256
     2000                                                    264,516
     2001                                                    263,967
     2002                                                    263,967
     2003 and thereafter                                   1,736,894

     Total                                               $ 3,115,600



NOTE 6 - RELATED PARTY TRANSACTIONS

     The Company has a note payable from Deloy Miller (majority stockholder) for $134,738 at April 30, 1999. The note is unsecured and bears interest at 7% per annum.

NOTE 7 - S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

     (1)               Capitalized Costs Relating to
                     Oil and Gas Producing Activities
                                                         April 30,
                                                          1999

     Proved oil and gas properties
     and related lease equipment:
       Developed                                        $  2,940,635
       Non-developed                                          31,053
                                                           2,971,688
     Accumulated depreciation and depletion                 (469,040)

     Net Capitalized Costs                               $ 2,502,648

     (2)          Costs Incurred in Oil and Gas Property
           Acquisition, Exploration, and Development Activities


                                                            For the
                                                          Year Ended
                                                        April 30,
                                                          1999

     Acquisition of Properties Proved and Unproved       $         0
     Exploration Costs                                           -
     Development Costs                                       483,350

     Total                                               $   483,350



     (3)              Results of Operations for
                      Producing Activities


                                                April 30,

                                             1999                   1998

     Production revenues                           $1,917,953 $   1,371,635

     Production costs                               1,195,456       548,104
     Depreciation and depletion                       219,131        80,008

     Results of operations for producing
     activities (excluding corporate overhead
     and interest costs                            $  503,366       743,523

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
                                   Oil (bbls)                      Gas (Mcf)

   Proved reserves
     Balance, May 1, 1998                  100,660                3,937,985
       Discoveries and extensions           26,200                5,409,000
       Acquisitions of proved reserves           -                        -
       Revisions of previous estimates     (12,677)                (198,150)
       Productions                           5,968                  294,292

     Balance, April 30, 1999               120,151                9,443,127

   Proved developed producing
     reserves at April 30, 1999             92,250                3,607,828

   Proved developed producing
     reserves at April 30, 1998            100,660                2,538,310

     The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved reserves for the years ended April 30, 1999 and 1998. Estimated future cash flows were based on independent reserve data. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at April 30, 1999 and 1998, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgement on the potential value of the Company's recoverable reserves or in estimating future results to operations.


     Standardized measures of discounted future net cash flows:

                                                      April 30,
                                               1999           1998

     Future cash flows                   $  22,225,310      $    11,007,610
     Future production costs and taxes      (7,056,817)          (2,237,334)
     Future development costs               (3,456,000)         (896,000)

     Future cash flows before
     income taxes                           11,712,493            7,874,276

     Discount at 10% for timing of cash flow(6,788,758)       (3,717,168)

     Discounted future net cash flows
     from proved reserves                    4,923,735      $     4,157,108
     Of the Company's total proved reserves as of April 30, 1999 and 1998, approximately 41% and 51%, respectively, were classified as proved developed producing, 8% and 18%, respectively, were classified as proved developed non-producing and 51% and 31%, respectively, were classified as proved undeveloped. All of the Company's reserves are located in the continental United States.