Form 10QSB
period 1999-07-31
MILLER PETROLEUM INC
filed 1999-09-20
CIK 785968

                   U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 1999
                                       ----------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               July 31, 1999

                                  6,949,691


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


                            MILLER PETROLEUM, INC.
                         Consolidated Balance Sheets
                                  ASSETS

                                             July 31,      April 30,
                                              1999           1999
                                            Unaudited
CURRENT ASSETS

Cash                                         $58,988        $62,438
Accounts receivable - trade-, net            305,774        317,403
Inventory                                    473,500        472,586
Prepaid expenses                              12,637         25,274

     Total Current Assets                    850,899        877,701

FIXED ASSETS

Machinery and equipment                    1,568,038      1,568,038
Vehicles                                     316,862        316,862
Buildings                                    313,335        313,335
Office Equipment                              75,561         75,311
Less: accumulated depreciation              (764,633)      (719,886)

    Total Fixed assets                     1,509,163      1,553,660

OIL AND GAS PROPERTIES                     2,449,982      2,502,648

PIPELINE FACILITIES                          447,323        458,997

OTHER ASSETS

Land                                         511,500        511,500
Investments                                      500            500
Organization Costs                               178            178

    Total Other Assets                       512,178        512,178

TOTAL ASSETS                              $5,769,545     $5,905,184

                LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                    $201,609       $335,207
Accrued expenses                             168,658         48,040
Notes payable - current portion              627,811        586,256

    Total Current Liabilities                998,078        969,503

LONG-TERM LIABILITIES

Notes payable - related                      136,152        134,738
Notes payable                              3,023,385      2,980,862

    Total Long-Term Liabilities            3,159,537      3,115,600

    Total Liabilities                      4,157,615      4,085,103

STOCKHOLDERS' EQUITY

    Common Stock: 500,000,000 shares
    authorized at $0.0001 par value,
    6,949,691 and 6,921,556 shares
    issued and outstanding                       695            692
    Additional paid-in capital             2,301,154      2,271,157
    Retained Earnings                       (689,919)      (451,768)

       Total Stockholders' Equity          1,611,930      1,820,081

    TOTAL LIABILITIES AND
    STOCKHOLDERS'S EQUITY                 $5,769,545     $5,905,184

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
                   Consolidated Statements of Operations
                                (UNAUDITED)

                                      Three Months   Twelve Months
                                                 Ended
                                      July 31, 1999 April 30, 1999
REVENUES

  Service and drilling revenue          $ 91,520     $1,175,033
  Oil and gas revenue                    203,828        742,920
  Retail sales                             1,765         49,707
  Other revenue                            3,153         39,752

    Total Revenue                        300,266      2,007,412

COSTS AND EXPENSES

Cost of sales                             70,490      1,195,456
Selling, general and administrative       87,220        582,025
Salaries and wages                       180,903        448,635
Depreciation, depletion and amortization 109,709        387,072

    Total Costs and Expenses             448,322      2,613,188

INCOME (LOSS) FROM OPERATIONS           (148,056)      (605,776)

OTHER INCOME (EXPENSE)

Interest income                            1,809         14,370
Interest expense                         (91,903)      (344,787)

    Total Other Income (Expense)         (90,094)      (330,417)

INCOME TAXES                                   0              0

NET INCOME (LOSS)                       (238,150)      (936,193)

NET EARNING (LOSS) PER SHARE               (0.03)         (0.14)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                     6,935,624      6,753,268

The accompanying notes are an integral part of these consolidated financial statements.


                          MILLER PETROLEUM, INC.
              Consolidated Statement of Stockholders' Equity
                                (UNAUDITED)


                                      Additional
                       Common Shares    Paid-in     Retained
                       Shares  Amount   Capital     Earnings     Total
Balance
April 30, 1998        6,646,067  $666  $1,705,080   $484,425   $2,190,171

Common stock
issued for cash at
$2.19 per share         150,000    15     328,110       -         328,125

Common stock
issued for cash at
$2.00 per share          60,500     5     120,994       -         120,999

Common stock
issued for cash at
$1.80 per share          28,556     3      51,397       -          51,400

Common stock
issued for services
at $1.80 per share       22,000     2      39,598       -          39,600

Common stock
issued for services
at $1.80 per share        3,333             6,000       -           6,000

Common stock
issued to employees
at $1.80 per share       11,100     1      19,979       -          19,980
40,000

Net income for the
year ended
April 30,1999                                       (936,195)    (936,195)

Balance
April 30, 1999        6,921,556  $692  $2,271,158   (451,770)  $1,820,080

Common stock
issued for cash at
$1.00 per share          25,000     3      24,997       -          25,000

Common stock
issued for cash at
$1.59 per share           3,135             5,000       -           5,000

Net loss for the
three months ended
July 31, 1999                                       (238,150)    (238,150)

Balance
July 31, 1999         6,949,691  $695  $2,301,155  $(689,920)   1,611,930

 The accompanying notes are an integral part of these consolidated financial statements

                          MILLER PETROLEUM, INC.
                   Consolidated Statement of Cash Flows
                                (UNAUDITED)

                                             Three Months  Twelve Months
                                                       Ended
                                             July 31, 1999 April 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                             ($238,150)    ($936,193)
Adjustments to Reconcile Net Income to
Net Cash Provided (Used) by Operating
Activities:
  Depreciation, depletion and amortization      109,709       387,072
  Allowance for bad debts                                      22,938
  Common stock issued for services                             65,579
  Disposition of equipment and property                        14,420
Changes in Operating Assets and Liabilities:
  Decrease (increase) in accounts receivable     11,629        (7,090)
  Decrease (increase) in prepaid expense         12,637
  Decrease (increase) in inventory                 (914)       34,685
  Decrease (increase) in organizational costs                      45
  Increase (decrease) in accounts payable      (133,598)      145,473
  Increase (decrease) in accrued expenses       120,618        11,043

   Net Cash Provided (Used) by Operating
   Activities                                  (118,069)     (262,028)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                              (250)     (227,914)
Change in investments                                          16,284
Purchase of oil and gas properties                           (483,350)
Purchase of pipeline                                         (446,325)

   Net Cash Provided (Used) by Investing
   Activities                                      (250)   (1,141,305)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable                       (25,497)   (1,392,730)
Sale of common stock                             30,000       500,524
Proceeds from borrowing                         110,366     2,291,268

    Net Cash Provided (Used) by Financing
    Activities                                 $114,869    $1,399,062

NET INCREASE IN CASH                            ($3,450)      ($4,271)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                              62,438        66,709
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                   $58,988       $62,438

CASH PAID FOR

Interest                                        $91,903      $344,787
Income taxes                                       -             -

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services                $     0       $45,600

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
              Notes to the Consolidated Financial Statements
                      July 31, 1999 and April 30,1999

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 1999 Annual Report on Form 1OKSB. The results of operations for the period ended July 31, 1999 are not necessarily indicative of operating results for the full year.

     The consolidated financial statements and other information furnished herein reflect all adjustment which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods covered by this report.

NOTE 2 - RELATED PARTY TRANSACTIONS

     None.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

          For the second quarter of fiscal year 2000, the Company plans to stimulate the Elk Valley #14 for oil. This well is a 50/50 joint venture between the Company and Delta Producers, Inc. of Greenville Mississippi. An oil zone in the Maxton formation was encountered during a test of the Big Lime. Since oil prices have rebounded, this zone has become extremely attractive as an untested oil producer.

          The Company is also planning a stimulation of the Medical Investors Group #1. This well is located in the Jellico Field. The Cox zone in the Big Lime and the Maxton are both targets for gas production. Gas from this well will be sold into the Company's Jellico Pipeline to Citizens Utility District.

          The Company is making extensive use of its 127,000 well database GeoGraphix system to explore potential plays in the Knox Formation. This hot new play is currently underway in Hancock County, Tennessee, and promises to generate renewed interest in the deeper horizons in the southern Appalachian Basin. This play has received considerable press coverage from the substantial finds of Tengasco, Inc. of Knoxville, Tennessee. The Company currently holds a strategic acreage position with plans to acquire more.

Liquidity and Capital Resources
-------------------------------

          Cash and cash equivalents at July 31, 1999, decreased by $3,450 from the April 30, 1999 balance, due primarily to a payment on notes payable.

          The Company believes that its current cash flow will be sufficient to support its cash requirements for the next 12 months.

Results of Operations
---------------------

          The Company had revenues of $300,266 for the first quarter of its fiscal year, down from the $459,879 in revenues recognized during the first quarter of its last fiscal year primarily due to less drilling and service work. Working capital decreased $55,377 during the first quarter due to reduced revenues.

          The Company's net loss before depreciation, depletion and amortization for the first quarter was $128,441.

Year  2000 Compliance
---------------------

          The Company believes that its internal system of personal computers is Year 2000 compliant. It has no other computer systems. Management has confirmed with its bank and its insurer that those entities' computer system are Year 2000 compliant.

PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

          None;  not applicable.

Item 2.   Changes in Securities.
          ----------------------

          During the quarterly period ended July 31, 1999, the Company issued the following "unregistered" and "restricted" shares of common stock:

Name                Date           Number of Shares      Consideration
----                  ----                ----------------      -------------

M. E. Ratliff   .     06-11-99             25,000                $25,000

Charles Quin          07-29-99              3,135                $ 5,000


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

                                        MILLER PETROLEUM, INC.



Date: 9-16-99                           By: /s/ Ronnie Griffith
     -----------------                      -----------------------------
                                            Ronnie Griffith, President and
                                            Director


Date: 9-16-99                           By: /s/ Lawrence L. LaRue
     -----------------                      -----------------------------
                                            Lawrence L. LaRue,
                                            Secretary/Treasurer and Director


Date: 9-16-99                           By: /s/ Herman Gettelfinger
     -----------------                      -----------------------------
                                            Herman Gettelfinger   Director