Form 10QSB
period 1999-10-31
MILLER PETROLEUM INC
filed 1999-12-14
CIK 785968

                   U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 1999
                                       ----------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               October 31, 1999

                                  7,100,691


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


                            MILLER PETROLEUM, INC.
                         Consolidated Balance Sheets
                                  ASSETS

                                           October 31,     April 30,
                                              1999           1999
                                            Unaudited
CURRENT ASSETS

Cash                                         $58,101        $62,438
Accounts receivable - trade-, net            323,535        317,403
Inventory                                    473,500        472,586
Prepaid expenses                                             25,274

     Total Current Assets                    855,136        877,701

FIXED ASSETS

Machinery and equipment                    1,568,038      1,568,038
Vehicles                                     316,862        316,862
Buildings                                    313,335        313,335
Office Equipment                              75,561         75,311
Less: accumulated depreciation              (812,042)      (719,886)

    Total Fixed assets                     1,461,754      1,553,660

OIL AND GAS PROPERTIES                     2,421,885      2,502,648

PIPELINE FACILITIES                          435,029        458,997

OTHER ASSETS

Land                                         511,500        511,500
Investments                                      500            500
Organization Costs                               178            178

    Total Other Assets                       512,178        512,178

TOTAL ASSETS                              $5,685,982     $5,905,184

                LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                    $204,759       $335,207
Accrued expenses                             104,311         48,040
Notes payable - current portion              617,363        586,256

    Total Current Liabilities                926,433        969,503

LONG-TERM LIABILITIES

Notes payable - related                      171,453        134,738
Notes payable                              2,976,657      2,980,862

    Total Long-Term Liabilities            3,148,110      3,115,600

    Total Liabilities                      4,074,543      4,085,103

STOCKHOLDERS' EQUITY

    Common Stock: 500,000,000 shares
    authorized at $0.0001 par value,
    7,100,691 and 6,921,556 shares
    issued and outstanding                       710            692
    Additional paid-in capital             2,452,139      2,271,157
    Retained Earnings                       (841,410)      (451,768)

       Total Stockholders' Equity          1,611,439      1,820,081

    TOTAL LIABILITIES AND
    STOCKHOLDERS'S EQUITY                 $5,685,982     $5,905,184

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
                   Consolidated Statements of Operations
                                (UNAUDITED)

                                      Three Months   Six Months
                                               Ended
                                           October 31,1999
REVENUES

  Service and drilling revenue          $ 99,425      $ 190,945
  Oil and gas revenue                    222,026        425,854
  Retail sales                            38,304         40,069
  Other revenue                           75,380         78,533

    Total Revenue                        435,135        735,401

COSTS AND EXPENSES

Cost of sales                            129,354        199,844
Selling, general and administrative       79,539        166,759
Salaries and wages                       167,147        348,050
Depreciation, depletion and amortization 124,600        234,309

    Total Costs and Expenses             500,640        948,962

INCOME (LOSS) FROM OPERATIONS            (65,505)      (213,561)

OTHER INCOME (EXPENSE)

Interest income                            2,332          4,141
Interest expense                         (88,319)      (180,222)

    Total Other Income (Expense)         (85,987)      (176,081)

INCOME TAXES                                   0              0

NET INCOME (LOSS)                       (151,492)      (389,642)

NET EARNING (LOSS) PER SHARE               (0.02)         (0.06)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                     7,025,191      6,982,229

The accompanying notes are an integral part of these consolidated financial statements.


                          MILLER PETROLEUM, INC.
              Consolidated Statement of Stockholders' Equity
                                (UNAUDITED)


                                      Additional
                       Common Shares    Paid-in     Retained
                       Shares  Amount   Capital     Earnings     Total
Balance
April 30, 1998        6,646,067  $666  $1,705,080   $484,425   $2,190,171

Common stock
issued for cash at
$2.19 per share         150,000    15     328,110       -         328,125

Common stock
issued for cash at
$2.00 per share          60,500     5     120,994       -         120,999

Common stock
issued for cash at
$1.80 per share          28,556     3      51,397       -          51,400

Common stock
issued for services
at $1.80 per share       22,000     2      39,598       -          39,600

Common stock
issued for services
at $1.80 per share        3,333             6,000       -           6,000

Common stock
issued to employees
at $1.80 per share       11,100     1      19,979       -          19,980
40,000

Net income for the
year ended
April 30,1999                                       (936,195)    (936,195)

Balance
April 30, 1999        6,921,556  $692  $2,271,158   (451,770)  $1,820,080

Common stock
issued for cash at
$1.00 per share          25,000     3      24,997       -          25,000

Common stock
issued for cash at
$1.59 per share           3,135             5,000       -           5,000

Common stock
issued for cash at
$1.00 per share         150,000     15    149,985       -         150,000

Common stock
issued for services
at $1.00 per share        1,000             1,000       -           1,000

Net loss for the
six months ended
October 31, 1999                                    (389,642)    (389,642)

Balance
October 31, 1999      7,100,691   $710 $2,452,140  $(841,412)   1,611,438

 The accompanying notes are an integral part of these consolidated financial statements

                          MILLER PETROLEUM, INC.
                   Consolidated Statement of Cash Flows
                                (UNAUDITED)

                                             Three Months   Six Months
                                                       Ended
                                                  October 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                             ($151,492)    ($389,642)
Adjustments to Reconcile Net Income to
Net Cash Provided (Used) by Operating
Activities:
  Depreciation, depletion and amortization      124,600       234,309
  Common stock issued for services                1,000         1,000
Changes in Operating Assets and Liabilities:
  Decrease (increase) in accounts receivable    (17,761)       (6,132)
  Decrease (increase) in prepaid expense         12,637        25,274
  Decrease (increase) in inventory                               (914)
  Increase (decrease) in accounts payable         3,150      (130,448)
  Increase (decrease) in accrued expenses       (64,347)       56,271

   Net Cash Provided (Used) by Operating
   Activities                                   (92,213)     (210,282)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                                            (250)
Purchase of oil and gas properties              (36,800)      (36,800)

   Net Cash Provided (Used) by Investing
   Activities                                   (36,800)      (37,050)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable                       (79,222)     (104,719)
Sale of common stock                            150,000       180,000
Proceeds from borrowing                          57,348       167,714

    Net Cash Provided (Used) by Financing
    Activities                                 $128,126     $ 242,995

NET INCREASE IN CASH                             ($ 887)      ($4,337)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                              58,988        62,438
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                   $58,101       $58,101

CASH PAID FOR

Interest                                        $88,319      $180,223
Income taxes                                       -             -

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services                $ 1,000       $ 1,000

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
              Notes to the Consolidated Financial Statements
                      July 31, 1999 and April 30,1999

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 1999 Annual Report on Form 1OKSB. The results of operations for the period ended October 31, 1999 are not necessarily indicative of operating results for the full year.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

     None.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

          Miller Petroleum, Inc. has acquired a farmout from Tengasco, Inc. adjacent to the much-publicized Swan Creek field in Hancock County, Tennessee. With this agreement, Miller now has access to geologic maps, well logs and seismic data from Tengasco's four-year development of the field. Of the 17 wells drilled by Tengasco, estimated proven developed reserves total 25.2 Bcf and 474,241 Bbls. Oil. Miller will initially take industry partners to help defer the costs of development.

          Miller is planning a Knox test on a structure 14 miles from Swan Creek. This will be a wildcat test of a geologic prospect with striking similarities to the Swan Creek Field. Spudding and completion of the drilling is anticipated during the third fiscal quarter. A gas contract with the local utility has been negotiated with pipeline capacity available within two miles of the proposed test well.

          Miller is also planning a test of the Jellico Sand Member of the Big Lime on its 9,000-acre Koppers North lease. This area is known for its higher reservoir pressures. A Columbia Natural Resources pipeline is within two miles of the proposed site and a Delta Producers, Inc. pipeline is located approximately three-quarters of a mile of the well site. The location is near the prolific Mud Creek Field in Tennessee. Should the test prove up substantial reserves, Miller will build a pipeline across Interstate 75 to feed gas to its Jellico Pipeline system for sale to Citizen's Gas Utility. Miller currently sells gas through this system from its Jellico Field.

Liquidity and Capital Resources
-------------------------------

          Cash and cash equivalents at October 31, 1999, decreased by $887 from the July 31, 1999 balance, due primarily to a payment on notes payable.

          The Company believes that its current cash flow will be sufficient to support its cash requirements for the next 12 months.

Results of Operations
---------------------

          The Company had revenues of $435,135 for the second quarter of its fiscal year, up from the $300,266 in revenues recognized during the last quarter.

          The Company's net loss before depreciation, depletion and amortization for the second quarter was $26,892.

         Miller's net loss for the second quarter decreased $86,658 from the first quarter of this fiscal year. The Company expects a net profit in the third quarter. The return to profitability is due to the recovery in oil and gas prices and to increased drilling in the East Tennessee area.

Year  2000 Compliance
---------------------

          The Company believes that its internal system of personal computers is Year 2000 compliant. It has no other computer systems. Management has confirmed with its bank and its insurer that those entities' computer system are Year 2000 compliant.

PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

          None;  not applicable.

Item 2.   Changes in Securities.
          ----------------------

          During the quarterly period ended July 31, 1999, the Company issued the following "unregistered" and "restricted" shares of common stock:

Name                Date           Number of Shares      Consideration
----                  ----                ----------------      -------------

M. E. Ratliff   .     09-14-99            150,000                $150,000

Charles Barker        09-14-99              1,000                 Services


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

                                        MILLER PETROLEUM, INC.



Date: 12-14-99                           By: /s/ Deloy Miller
     -----------------                      -----------------------------
                                            Deloy Miller, CEO and Director



Date: 12-14-99                           By: /s/ Lawrence L. LaRue
     -----------------                      -----------------------------
                                            Lawrence L. LaRue,
                                            Secretary/Treasurer and Director


Date: 12-14-99                           By: /s/ Herman Gettelfinger
     -----------------                      -----------------------------
                                            Herman Gettelfinger   Director