Form 10QSB
period 2000-01-31
MILLER PETROLEUM INC
filed 2000-03-14
CIK 785968

                   U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 2000
                                       ----------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               January 31, 2000

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


                            MILLER PETROLEUM, INC.
                         Consolidated Balance Sheets
                                  ASSETS

                                           January 31,     April 30,
                                              2000           1999
                                            Unaudited
CURRENT ASSETS

Cash                                         $50,184        $62,438
Accounts receivable - trade-, net            280,648        317,403
Inventory                                    473,900        472,586
Work in process                               86,216
Prepaid expenses                                             25,274

     Total Current Assets                    890,948        877,701

FIXED ASSETS

Machinery and equipment                    1,568,038      1,568,038
Vehicles                                     316,862        316,862
Buildings                                    313,335        313,335
Office Equipment                              75,561         75,311
Less: accumulated depreciation              (858,122)      (719,886)

    Total Fixed assets                     1,415,674      1,553,660

OIL AND GAS PROPERTIES                     2,366,988      2,502,648

PIPELINE FACILITIES                          424,238        458,997

OTHER ASSETS

Land                                         511,500        511,500
Investments                                      500            500
Organization Costs                               178            178

    Total Other Assets                       512,178        512,178

TOTAL ASSETS                              $5,610,026     $5,905,184

                LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                    $209,924       $335,207
Accrued expenses                              72,972         48,040
Notes payable - current portion              616,300        586,256

    Total Current Liabilities                899,196        969,503

LONG-TERM LIABILITIES

Notes payable - related                      132,477        134,738
Notes payable                              2,935,267      2,980,862

    Total Long-Term Liabilities            3,067,744      3,115,600

    Total Liabilities                      3,966,940      4,085,103

STOCKHOLDERS' EQUITY

    Common Stock: 500,000,000 shares
    authorized at $0.0001 par value,
    7,100,691 and 6,921,556 shares
    issued and outstanding                       710            692
    Additional paid-in capital             2,452,139      2,271,157
    Retained Earnings                       (809,763)      (451,768)

       Total Stockholders' Equity          1,643,086      1,820,081

    TOTAL LIABILITIES AND
    STOCKHOLDERS'S EQUITY                 $5,610,026     $5,905,184

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
                   Consolidated Statements of Operations
                                (UNAUDITED)

                                      Three Months  Nine Months
                                               Ended
                                           January 31,2000
REVENUES

  Service and drilling revenue         $ 103,910      $ 294,855
  Oil and gas revenue                    220,784        646,638
  Retail sales                               628         40,697
  Other revenue                          350,044        428,577

    Total Revenue                        675,366      1,410,767

COSTS AND EXPENSES

Cost of sales                            175,346        375,190
Selling, general and administrative      106,899        273,658
Salaries and wages                       162,532        510,582
Depreciation, depletion and amortization 119,384        353,693

    Total Costs and Expenses             564,161      1,513,123

INCOME (LOSS) FROM OPERATIONS            111,205       (102,356)

OTHER INCOME (EXPENSE)

Interest income                            1,781          5,922
Interest expense                         (81,337)      (261,559)

    Total Other Income (Expense)         (79,556)      (255,637)

INCOME TAXES                                   0              0

NET INCOME (LOSS)                         31,649       (357,993)

NET EARNING (LOSS) PER SHARE                   0          (0.05)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                     7,100,691      7,003,710

The accompanying notes are an integral part of these consolidated financial statements.


                          MILLER PETROLEUM, INC.
              Consolidated Statement of Stockholders' Equity
                                (UNAUDITED)


                                      Additional
                       Common Shares    Paid-in     Retained
                       Shares  Amount   Capital     Earnings     Total
Balance
April 30, 1998        6,646,067  $666  $1,705,080   $484,425   $2,190,171

Common stock
issued for cash at
$2.19 per share         150,000    15     328,110       -         328,125

Common stock
issued for cash at
$2.00 per share          60,500     5     120,994       -         120,999

Common stock
issued for cash at
$1.80 per share          28,556     3      51,397       -          51,400

Common stock
issued for services
at $1.80 per share       22,000     2      39,598       -          39,600

Common stock
issued for services
at $1.80 per share        3,333             6,000       -           6,000

Common stock
issued to employees
at $1.80 per share       11,100     1      19,979       -          19,980
40,000

Net loss for the
year ended
April 30,1999                                       (936,195)    (936,195)

Balance
April 30, 1999        6,921,556  $692  $2,271,158   (451,770)  $1,820,080

Common stock
issued for cash at
$1.00 per share          25,000     3      24,997       -          25,000

Common stock
issued for cash at
$1.59 per share           3,135             5,000       -           5,000

Common stock
issued for cash at
$1.00 per share         150,000     15    149,985       -         150,000

Common stock
issued for services
at $1.00 per share        1,000             1,000       -           1,000

Net loss for the
nine months ended
January 31, 2000                                    (357,993)    (357,993)

Balance
January 31, 2000      7,100,691   $710 $2,452,140  $(809,763)   1,643,087

 The accompanying notes are an integral part of these consolidated financial statements

                          MILLER PETROLEUM, INC.
                   Consolidated Statement of Cash Flows
                                (UNAUDITED)

                                             Three Months   Nine Months
                                                       Ended
                                                  January 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                              $ 31,649     ($357,993)
Adjustments to Reconcile Net Income to
Net Cash Provided (Used) by Operating
Activities:
  Depreciation, depletion and amortization      119,384       353,693
  Common stock issued for services                              1,000
Changes in Operating Assets and Liabilities:
  Decrease (increase) in accounts receivable     42,887        36,755
  Decrease (increase) in prepaid expense                       25,274
  Decrease (increase) in inventory                 (400)       (1,314)
  Decrease (increase) in work in process        (86,216)      (86,216)
  Increase (decrease) in accounts payable         5,165      (125,283)
  Increase (decrease) in accrued expenses       (31,339)       24,932

   Net Cash Provided (Used) by Operating
   Activities                                    81,130      (129,152)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                                            (250)
Purchase of oil and gas properties               (6,000)      (42,800)
Purchase of pipeline                             (1,512)       (1,512)

   Net Cash Provided (Used) by Investing
   Activities                                    (7,512)      (44,562)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable                       (81,535)     (186,254)
Sale of common stock                                          180,000
Proceeds from borrowing                                       167,714

    Net Cash Provided (Used) by Financing
    Activities                                 ($81,535)    $ 161,460

NET INCREASE IN CASH                            ($7,917)     ($12,254)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                              58,101        62,438
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                   $50,184       $50,184

CASH PAID FOR

Interest                                        $81,337      $261,559
Income taxes                                       -             -

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services                              $ 1,000

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
              Notes to the Consolidated Financial Statements
                    January 31, 2000 and April 30,1999

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 1999 Annual Report on Form 1OKSB. The results of operations for the period ended January 31, 2000 are not necessarily indicative of operating results for the full year.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

     None.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

          Miller Petroleum, Inc. is now drilling its first Swan Creek Field test on its 20 well Tengasco farmout in Claiborne County, Tennessee. This well will be Miller's first test of the Ordovician Knox formation, a 2.25 mile step out from the existing proven reserve limit of the Swan Creek Field. Tengasco is a 50% working interest partner in the venture. Tengasco currently has 21 wells in the Swan Creek Field with proven developed reserves of over 92 Bcfe. Total depth of 5100' is expected to be reached early in February.

         Drilling was suspended on another Knox test in Hawkins County, Tennessee, approximately 14 miles from the Swan Creek Field. Adverse hole conditions caused the drilling contractor to abandon efforts to complete the proposed 7000' test. This was to be a wildcat test of a Knox structure with striking similarities to the Swan Creek play. Miller plans to re-enter the wellbore for further evaluation and, if possible, completion. Another test of this structure is scheduled for spudding in the fourth fiscal quarter.

         Miller is planning an extension of its Koppers South oil field in its fourth fiscal quarter. While the limits of this field have yet to be defined, some of Miller's existing wells have exceeded 40,000 barrels of oil produced to date. This well is expected to be completed in the Monteagle lime formation.

Liquidity and Capital Resources
-------------------------------

          Cash and cash equivalents at January 31, 2000, decreased by $7,917 from the October 31, 1999 balance, due primarily to a payment on notes payable.

          The Company believes that its current cash flow will be sufficient to support its cash requirements for the next 12 months.

Results of Operations
---------------------

          The Company had revenues of $675,366 for the third quarter of its fiscal year, up from the $435,135 in revenues recognized during the last quarter.


          The Company's net income was $31,649. Income before depreciation, depletion and amortization for the third quarter was $151,033.

         The Company has returned to profitability this quarter. The return to profitability is due to the recovery in oil and gas prices and to increased drilling in the East Tennessee area.

PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

         On or about January 20, 2000, the Company filed a complaint against Blue Ridge Group, Inc. in the Chancery Court of Hawkins County at Rogersville, Tennessee, Case No. 13951, asserting that Blue Ridge had breached a Footage Drilling Contract with the Company. Miller asserted that Blue Ridge had breached the said contract by quitting the job without drilling to the required depth, failing to drill a straight hole, and by damaging the well bore by failing to conduct its operations in a good and workmanlike manner in accordance with good industry practice. The plaintiff has asked that it be awarded its initial payment of $37,000.00 to Blue Ridge, damages occasioned by the improper deviation of the hole from the vertical plane; damages for the cost of re-drilling and/or re-working the hole, damages allowed by the parties contract, further and equitable relief to which it may be entitled, and to assess the costs of this cause, including Miller's discretionary costs, to Blue Ridge.

     The Blue Ridge action is pending and the Company believes that its contract with the plaintiff was breached. However, a decision for the defendant would not have a material effect on the Company.

         On or about January 19, 2000, the Company filed a complaint against Ronnie Griffith, formerly an officer and director of the Company, in the Chancery Court for Scott County, Tennessee at Huntsville, Case No. 8459, asserting that the defendant had breached his fiduciary duty of loyalty to the Company by soliciting current Miller customers, as well as prospective customers, for another competing business, by using company resources, company employees, company information and company time to solicit customers for the competing business as well as to implement and operate the competing business, by either directly or indirectly engaging in the operation of the competing business, and by hiring Miller employees, who formerly worked under Griffith's supervision, to work for the competing business, by using company credit cards for personal expenses. The plaintiff has asked that it be awarded injunctive relief restraining the defendant from engaging in any activity which constitutes unfair competition with Miller or tortious interference with the Company's business relationships, and that Griffith shall not communicate about business matters with any person or entity who was a Miller customer, during the period that the defendant was employed by Miller. Miller has also asked that it be awarded damages for losses and damages suffered as a result of Griffith's breach of fiduciary duty to the corporation, damages for use of and/or conversion of the Company's property, assets or resources, damages for wage disgorgement to the extent Griffith participated in the operation of another business while employed by Miller, punitive damages for acting maliciously and/or recklessly and/or intentionally and/or gross negligence, for the costs of this cause, including discretionary costs incurred by Miller, and any other type of damages sustained by Miller.

         The Griffith case is pending and it is the belief that all the above assertions are true. However, a decision for the defendant would not have a material effect on the future operations of the Company.

Item 2.   Changes in Securities.
          ----------------------

          None.

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

                                        MILLER PETROLEUM, INC.



Date: 3/14/2000                         By: /s/ Deloy Miller
     -----------------                      -----------------------------
                                            Deloy Miller, CEO and Director



Date: 3/14/2000                         By: /s/ Lawrence L. LaRue
     -----------------                      -----------------------------
                                            Lawrence L. LaRue,
                                            Secretary/Treasurer and Director


Date: 3/14/2000                         By: /s/ Herman Gettelfinger
     -----------------                      -----------------------------
                                            Herman Gettelfinger   Director