Form 10KSB
period 2000-04-30
MILLER PETROLEUM INC
filed 2000-08-14
CIK 785968

U. S. Securities and Exchange Commission
                              Washington, D. C.  20549

                                      FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the fiscal year ended April 30, 2000

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
April 30, 2000 - $1,919,587.

State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

August 9, 2000 - $2,199,711. There are approximately 2,133,570 shares of common voting stock of the Registrant held by non-affiliates. On August 9, 2000 the average bid and asked price was $1.03.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS)

Not Applicable.


                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                July 30, 2000

                                   7,166,191
                                   ---------

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

         In September of 1999, the Company acquired a Farmout from Tengasco, Inc. adjacent to the much-publicized Swan Creek field in Hancock County, Tennessee. This Agreement gave Miller access to geologic maps, well logs and seismic data from Tengasco's four-year development of the field. Of the 24 wells drilled by Tengasco, estimated proven reserves total more than 100 Bcf natural gas and more than 1 million Bbls. oil.

         The Company has drilled two successful Knox Dolomite wells in the Swan Creek field proper. A third Knox well drilled on this farmout by Miller has resulted in a new field discovery on a separate structure from Swan Creek.

         The Company continues to focus on the development, drilling and production of natural gas in eastern Tennessee and Kentucky. Miller's exploration efforts will primarily be in the East Tennessee portion of the Eastern Overthrust Belt. Management feels that this area has tremendous petroleum potential as shown by the development of the Swan Creek Field. Knox Dolomite wells in in this field have reserves in excess of 2 Bcf per well. Swan Creek is also producing substantial amounts of oil from a separate shallow reservoir.

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

          All officers and directors with the exception of Ronnie Griffith were reappointed for the fiscal year that began May 1, 2000 and continue to serve as of July 31, 2000.

Business
--------

          The Company's operations include the operation of gas and oil wells, acquisition and development of gas and oil leases, rebuilding and sales of oil field equipment and the organization of joint venture drilling programs with industry partners.

          The Company's has acquired the following properties:

          (i)  a 100% working interest in one oil and gas lease on a total of 27,000 acres, more or less, located in Campbell County, Tennessee (the "Koppers" lease or the "ARCO\GULF Farmout"). This lease provides for a landowner royalty of 12.5% and an overriding royalty interest of 7.5% with an
80% working interest.   Currently, there are five producing oil wells on the
southern tract of this lease.   This lease is being held by production.  A
true and correct copy of the Koppers lease schedule is attached hereto and incorporated herein by this reference. See the Exhibit Index, Item 13 of this Report.

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

Reserve Analyses

          Coburn Petroleum Engineering of Tulsa, Oklahoma ("Coburn") performed a reserve analysis on the Company's leases as of April 30, 2000. Based on the data and parameters provided, the wells evaluated should recover approximately 565,540 barrels ("Bbls") of oil and 19,222,899 thousand cubic feet ("Mcf") of natural gas. Of this gross production, the interests appraised will recover 294,188 Bbls of oil and 8,197,450 Mcf of natural gas. Of these amounts, a
total of 6,163,034 Mcf of has reserves were proved but undeveloped.    The net
reserves should yield an undiscounted future net income of $22,670,251 after royalties, operating costs, development costs and severance and ad valorem taxes, but before Federal and State income taxes. The present value of this future net income is $14,289,651 when discounted 10%. The reserves presented in this report were evaluated according to the standards recommended by the Securities and Exchange Commission. The report assumes constant oil and gas pricing and the use of a 10% discount factor to estimate present value of the future net income.

          Reserve analyses are at best speculative, especially when based upon limited production and limited access to production records; no assurance can be given that the reserves attribute to these leases exist or will be economically recoverable. See the Risk Factor entitled "Uncertainty of Reserve Estimates," herein.

          It is the opinion of Coburn that the above-described reserve and revenue estimates are in the aggregate reasonable and were prepared in accordance with generally accepted petroleum engineering and evaluation principles. Coburn does not own any direct or indirect financial interest in Miller Petroleum, Inc. and their oil and gas properties and interest. Coburn's fee is not contingent upon their work or report.

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

Research and Development

          With the exception of the payment to Coburn Petroleum Engineering for its engineering study, the Company has not expended any material amount in research and development activities during the last fiscal year. Research done in conjunction with its exploration activities consists primarily of conducting geological research. This work falls under the job description of the Company's geologist and will not cost anything more than his standard salary.

Cost and Effects of Compliance with Environmental Laws

          See the caption "Effect of Existing or Probable Governmental Regulations on Business" of this Report.

Number of Total Employees and Number of Full-Time Employees

          The Company presently has 20 full-time employees and 1 part-time employees. When it commences its full-scale drilling program as discussed under the heading "Management's Discussion and Analysis or Plan of Operation," the Company plans to have up to 24 full-time employees, including officers, and 1 part-time employee.

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

         Future Sales of Common Stock. Deloy Miller, CEO and Director beneficially owns 4,685,143 shares of the common stock of the Company or approximately 65% of its outstanding voting securities. All of his shares have been beneficially owned for one year, and subject to compliance with the applicable provisions of Rule 144 of the Securities and Exchange Commission, Mr. Miller may then commence to sell his "restricted securities" in an amount equal to up to 1% of the then outstanding securities of the Company, in any three month period. Such sales could have a substantial adverse effect on any public market that may then exist in the Company's common stock. Sales of any of these shares by Mr. Miller could severely affect the ability of the Company to secure the necessary debt or equity funding for the Company's proposed business operations. Sales of restricted securities by others could also have an adverse effect on any market in the common stock of the Company. See the caption "Recent Sales of Unregistered Securities." For additional information concerning the present market for shares of common stock of the Company, see the caption "Market Price of and Dividends on the Company's Common Equity and Other Stockholder Matters," herein. For information regarding common stock ownership of Mr. Miller, see the caption "Security Ownership of Certain Beneficial Owners and Management," herein.

          Voting Control. By virtue of Deloy Miller's ownership of approximately 65% of the Company's outstanding voting securities, Mr. Miller has the ability to elect all of the Company's directors, who in turn elect all executive officers, without regard to the votes of other stockholders. Mr. Miller may be deemed to have absolute control over the management and affairs of the Company. See the caption "Security Ownership of Certain Beneficial Owners and Management," of this Report.

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

          Dependence on Key Employees and Technical Personnel. The Company is substantially dependent upon the continued services of Deloy Miller its CEO and Director and Lawrence LaRue, its Secretary/Treasurer and Director. These individuals are in good health; however, their retirement, disability or death would have a significant adverse impact on the Company's business operations. To the extent that their services become unavailable, the Company will be required to retain other qualified personnel; there can be no assurance that it will be able to recruit and hire qualified persons upon acceptable terms. See the caption "Directors, Executive Officers, Promoters and Control Persons," herein.

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

Item 2.  Description of Property.
---------------------------------

        The Company owns an office and yard on 14 acres situated in Huntsville, Tennessee. An additional 1,600 square feet of office space was added during 1998.

        The Company owns over 40,000 acres of leaseholds in Bell, Clay, Harlan, Knox and Leslie Counties in Kentucky and Campbell County, Tennessee. Included are 23 wells producing a net 375 Mcfd and 12 BOPD, along with over 21 miles of pipeline.

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

        The Company owns a 25% working interest in twelve producing natural gas wells situated on 2,500 acres of leaseholds in Campbell County, Tennessee (collectively the "Delta" leases").

          The Company owns a 50% working interest in one oil and gas lease that totals 8,000 acres, more or less, located in Campbell and Scott County, Tennessee. ("The Elk Valley Iron & Coal Lease") This lease provides for a landowner's royalty of 12.5% and an overriding royalty interest of 6.25%.

Item 3.  Legal Proceedings.
---------------------------

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

          The Griffith case was settled on May 5, 2000 by Agreement. An Injunction was ordered, adjudged and decreed to prevent Griffith from communicating directly or indirectly about business matters with certain Miller customers for a period of one year. Miller is to cause 1,852 shares of stock to be issued to Griffith. Griffith surrendered any and all stock option rights granted to him as an Officer and Director. Griffith is to return certain equipment and Miller is to turn over to Griffith a compressor stored on its yard. Griffith will not directly or indirectly, incur any obligations, charges or expense on Miller credit cards or Miller accounts.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

          A majority of the Company's security holders voted to dismiss Ronnie Griffith as a Director.

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

          The Company's common stock was only recently quoted on the OTC Bulletin Board on December 6,1996. The high and low bid prices for these shares of common stock of the Company since that period are as follows:


                    Bid

Quarter ending:                         High                Low

December 6, 1996, through
January 31, 1997                        $0.25                     $0.25

April 30, 1997                          $2.875                    $1.625

April 30, 1998                          $3.25                     $3.00

April 30, 1999                          $2.63                     $2.63

April 30, 2000                          $1.375                    $1.375

          These bid prices were obtained from the National Quotation Bureau, Inc. ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders
-------

          The number of record holders of the Company's common stock as of the year ended April 30, 1999, was approximately 272; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

          Miller Petroleum has over 40,000 acres held by production in Tennessee. This acreage produces both gas and oil from the Mississippian age Big Lime Formation. The properties contain a minimum three-year inventory of conventional drilling locations. In addition, these properties are presently being evaluated for their CBM potential.

          Miller Petroleum's exploration effort is being concentrated in the East Tennessee portion of the Eastern Overthrust Belt. Management feels that this area has tremendous petroleum potential as shown by the development of Swan Creek Field. Knox Dolomite wells in this field have reserves in excess of 2 Bcf per well. Swan Creek Field is also producing substantial amounts of oil from a separate shallow reservoir.

          Miller Petroleum has obtained a 20 well farmout from Tengasco, Inc. in their Swan Creek Field area. Miller has drilled two successful Knox Dolomite wells in Swan Creek Field proper. A third Knox well drilled on this farmout by Miller has resulted in a new field discovery on a separate structure from Swan Creek. Oil was found in a separate reservoir in this well and plans are underway to develop this oil pool.

          At this time Miller Petroleum management has identified 12 additional large structures similar to Swan Creek Field. The company plans to test these structures as aggressively as possible while continuing to identify additional targets in the Eastern Overthrust Belt.

          Miller Petroleum, Inc. has identified up to 351 CBM and 46 Big Lime/Big Six drilling sites on properties held by production in southeastern Kentucky. It is Miller's intention to develop these properties while obtaining additional acreage in other areas of geological interest.

          Methane production has been observed in all the wells drilled to date in the Stoney Fork Field. Beginning in 1994, Thomas Cate, Geologist for AKS Energy, Corp., began measuring openflows from the coal seams, finding from 30 MCFD to 86 MCFD. He tried, unsuccessfully, to interest their Canadian parent, Arakis Energy, in full-scale development of this resource. It was this potential that first interested Miller Petroleum in the properties. Rights to develop the CBM reserves have been assigned to Miller by the property owners and are not in contention.

          The first wells drilled by Miller were drilled to the shallow Pennsylvanian coals. Production began October 24, 1998, with four wells producing over 200 MCFD into a newly constructed 2.5 mile 6" pipeline. No significant water production has been noted to date.

          Brandon Nutall of the Kentucky Geological Survey confirmed that three CBM wells were drilled a few miles to the east of our project in Bell County in 1957. One well openflowed at 75 MCF per day and one at 80 MCF per day. These wells were used to service a nearby community and were still doing so according to records from 1995. No produced water was reported from these wells. To his knowledge, these are the only known CBM wells in Kentucky prior to Miller's development.

          In addition to the CBM prospects, Miller believes there does exist 46 deeper Big Lime/Big Six targets. Directly offsetting their acreage are three wells completed to these deeper horizons in the late 1950's. Production records beginning in 1965 indicate one well cumulating over 1 BCF, one over 370 MMCF, and one over 350 MMCF. These wells still produce at wellhead pressures of 160 to 200 psi, the first one at 60 MCFD.

          Currently Miller is drilling a well that extends its Koppers South oil field. While the limits of this field have yet to be defined, some of Miller's existing wells have exceeded 40,000 barrels of oil produced to date. This well is expected to be completed in the Monteagle lime formation.

          Miller continues to be leader in information technology, utilizing the latest computer graphics software from GeoGraphix, (a subsidiary of Halliburton Services). Miller now has a proprietary database of over 127,000 wells integrated into its GeoGraphix software and continues to add to this database as new information becomes available.

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

Results of Operations
---------------------

        For the fiscal year ended April 30, 2000, the Company received total revenues of $1,913,143, down from $2,007,412 for the previous year.

        Depletion, depreciation and amortization increased from $387,072 in 1999 to $479,472 in 2000. This increase was due primarily to the oil and gas wells drilled during the fiscal year.

        Total costs and expenses decreased from $2,613,186 in 1999 to $2,048,843 in 2000. The primary reason for the decrease in costs was due a cost control program and to our controlled drilling program.

        For the fiscal year ended April 30, 2000, the Company incurred a net loss of $483,295 ($0.06 per share) compared to net loss of $936,193 ($0.14 per share) in the preceding year. The net loss before depreciation and amortization was $3,823.

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

Item 7.  Financial Statements.
------------------------------

            Consolidated Financial Statements for
            the years ended April 30, 2000 and 1999

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

                          April 30, 2000 and 1999

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Miller Petroleum, Inc.
Huntsville, Tennessee

We have audited the accompanying consolidated balance sheets of Miller Petroleum, Inc. and subsidiaries as of April 30, 2000 and 1999 the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miller Petroleum, Inc. and subsidiaries as of April 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended. In conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations as of April 30, 2000. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/Charles M. Stivers
Charles M. Stivers
Certified Public Accountant
July 25, 2000

                          MILLER PETROLEUM, INC.
                        Consolidated Balance Sheet
                                ASSETS

                                                 April 30,   April 30,
                                                   2000        1999
CURRENT ASSETS

 Cash                                        $ 39,556       $ 62,438
 Accounts receivable - trade, net (Note 1)    781,311        317,403
 Inventory (Note 1)                           484,549        472,586
 Prepaid expenses                              27,988         25,274

    Total Current Assets                    1,333,404        877,701

FIXED ASSETS (Note 1)

 Machinery and equipment                    1,343,962      1,568,038
 Vehicles                                     326,916        316,862
 Buildings                                    313,335        313,335
 Office equipment                              76,270         75,311
 Less: accumulated depreciation              (833,519)      (719,886)

     Total Fixed Assets                     1,226,964      1,553,660

OIL AND GAS PROPERTIES (Notes 3 and 7)      2,311,825      2,502,648

PIPELINE FACILITIES (Note 4)                  411,906        458,997

OTHER ASSETS

 Land                                         511,500       511,500
 Investments                                      500           500
 Organization Costs                               178           178

      Total Other Assets                      512,178       512,178

TOTAL ASSETS                            $   5,796,277   $ 5,905,184

                  LIABILITIES AND STOCKHOLDERS  EQUITY

CURRENT LIABILITIES

 Accounts payable - trade               $     402,330   $   335,207
 Accrued expenses                              50,795        48,040
 Notes payable - current portion (Note 5)   2,418,566       586,256

     Total Current Liabilities              2,871,691       969,503

LONG-TERM LIABILITIES

 Notes payable - related (Notes 5 and 6)      127,652       134,738

 Notes payable (Note 5)                     1,269,148     2,980,862

 Total Long-Term Liabilities                1,396,800     3,115,600

     Total Liabilities                      4,268,491     4,085,103

STOCKHOLDERS EQUITY

Common Stock: 500,000,000 shares
 authorized at $0.0001 par value,
 7,110,691 shares issued and
 outstanding                                      711           692
Additional paid-in capital                  2,462,138     2,271,157
Retained earnings                            (935,063)     (451,768)

     Total Stockholders  Equity             1,527,786     1,820,081

     TOTAL LIABILITIES AND STOCKHOLDERS
     EQUITY                            $    5,796,277   $ 5,905,184

The accompanying notes are an integral part of these consolidated financial statements.

                                MILLER
                             PETROLEUM, INC.
                   Consolidated Statements of Operations
                                          For the Years Ended
                                               April 30,
                                           2000           1999
REVENUES

 Oil and gas revenue                      $863,422         $742,920
 Service and drilling revenue              431,980        1,175,033
 Retail sales                               44,497           49,707
 Other revenue                             573,244           39,752

     Total Revenue                       1,913,143        2,007,412

COSTS AND EXPENSES

 Cost of oil and gas sales                 785,553        1,195,456
 Selling, general and administrative       384,653          582,025
 Salaries and wages                        399,165          448,635
 Depreciation, depletion and amortization  479,472          387,072

     Total Costs and Expenses            2,048,843        2,613,188

INCOME (LOSS) FROM OPERATIONS             (135,700)        (605,776)

OTHER INCOME (EXPENSE)

 Interest income                             6,444           14,370
 Interest expense                         (354,039)        (344,787)

     Total Other Income (Expense)         (347,595)        (330,417)

INCOME TAXES (Note 1)                          -                -

NET INCOME (LOSS)                       $ (493,295)     $  (936,193)

NET INCOME PER SHARE                    $    (0.06)     $     (0.14)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                      7,012,110        6,753,268

The accompanying notes are an integral part of these consolidated financial statements.

                         MILLER PETROLEUM, INC.
            Consolidated Statements of Stockholders  Equity
                                                            Note
                                     Additional           Receivable
                   Common Shares      Paid-in   Retained    From
                 Shares      Amount   Capital   Earnings  Stockholder   Total
Balance,
 April 30, 1998  6,646,067  $ 666 $ 1,705,080  $484,425            $2,190,171

Common stock
 issued for cash
 at approximately
 $2.19 per share   150,000     15     328,110         -         -     328,125

Common stock
 issued for cash
 at $2.00 per share 60,500      5     120,994         -         -     120,999

Common stock
 issued for cash
 at $1.80 per share 28,556      3      51,397         -         -      51,400

Common stock
 issued to employees
 at $1.80 per share 11,100      1      19,978         -         -      19,979

Net loss for
 the year ended
 April 30, 1999          -      -           - (936,193)         -    (936,193)

Balance,
 April 30, 1999  6,921,556  $ 692  $2,271,157 $(451,768)        -  $1,820,081

Common stock
 issued for cash
 at $1.00 per
 share             185,000     19     184,981         -         -     185,000

Common stock
 issued for cash
 at $1.59 per
 share               3,135      -       5,000         -         -       5,000





Common stock
 issued for service
 at $1.00 per
 share               1,000      -       1,000         -         -       1,000


Net loss for the
 year ended
 April 30, 2000          -      -           -  (483,295)     -      (483,295)

Balance,
 April 30,2000   7,110,691 $ 711  $2,462,138  $(935,063)     0    $ 1,527,786

The accompanying notes are an integral part of these consolidated financial statements.

                         MILLER PETROLEUM, INC.
                  Consolidated Statements of Cash Flows
                                                     For the Years Ended
                                                          April 30,
                                                      2000       1999
CASH FLOWS FROM
OPERATING
ACTIVITIES:

 Net income (Loss)                                 $(483,295)  $ (936,193)
Adjustments to Reconcile Net Income to Net Cash
  Provided (Used) by Operating Activities:
   Depreciation, depletion and amortization           479,472     387,072
   Allowance for bad debt                              20,533      22,938
   Common stock issued for services                     1,000      65,579
   Disposition of Equipment and Property                    0      14,420
Changes in Operating Assets and Liabilities:
   Decrease (increase) in accounts receivable        (484,441)     (7,090)
   Decrease (increase) in inventory                   (11,963)     34,685
   Decrease (increase) in organization costs                0          45
   Increase (decrease) in accounts payable             67,123     145,473
   Increase (decrease) in accrued expenses              2,755      11,043

    Net Cash Provided (Used) by Operating Activities (408,816)   (262,028)


CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of Equipment                                (11,013)   (227,914)
 Change in  investments                                     0      16,284
 Purchase of oil and gas properties                   (47,792)   (483,350)
 Purchase of pipeline                                  (2,239)   (446,325)

     Net Cash Provided (Used) by Investing
     Activities                                       (61,044) (1,141,305)

CASH FLOWS FROM FINANCING ACTIVITIES:


 Payments on Notes Payable                           (384,812)          0
 Proceeds on note receivable                                0  (1,392,730)
 Sale of common stock                                 190,000     500,524
 Proceeds from borrowings                             417,714   2,291,268
 Sale of Equipment                                    224,076           0

     Net Cash Provided (Used) by Financing
     Activities                                 $     446,978  $1,399,062

NET INCREASE (DECREASE) IN CASH                 $     (22,882) $   (4,271)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                                     62,438      66,709

CASH AND CASH EQUIVALENTS,
 END OF YEAR                                    $      39,556  $   62,438

CASH PAID FOR:

 Interest                                       $    (354,039) $ (344,787)
 Income Taxes                                   $           -  $        -

NON-CASH FINANCING ACTIVITIES:

 Common stock issued for services               $       1,000  $   45,600

The accompanying notes are an integral part of these consolidated financial statements.
                     MILLER PETROLEUM, INC.
         Notes to the Consolidated Financial Statements
                    April 30, 2000 and 1999

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


     b.  Accounting Method

     The Company's financial statements are prepared using the accrual method of accounting. The successful efforts method of accounting is used for oil and gas property acquisitions, exploration and production activities as defined by the Securities and Exchange Commission, whereby all costs incurred in connection with the properties, productive or nonproductive, are capitalized. Capitalized costs related to proved properties and estimated future costs to be incurred in the development of proved reserves are amortized using the unit-of-production method. Capitalized costs are annually subjected to a test of recoverability by comparison to the present value of future net revenues from proved reserves. Any capitalized costs in excess of the present value of future net revenues from proved reserves, adjusted for the cost of certain unproved properties, are expensed in the year in which such an excess occurs. The Company has elected an April 30, year end.

     c.  Income per Share of Common Stock

     The income per share of common stock is based on the weighted average number of shares issued and outstanding during the year.

     d.  Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     e.  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Miller Petroleum, Inc., and MPC, Inc. All significant intercompany transactions have been eliminated.

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

     Depreciation expense for the years ended April 30, 2000 and 1999 was $240,857 and $200,727 respectively.

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

     i.  Inventory

     Inventory consists of used equipment which is purchased by the Company for resale. When purchases are made by the Company the cost is applied only
to the marketable portion of the equipment.   The inventory balance was
$484,549 at April 30, 2000.


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

     k.  Reclassification

     Certain April 30, 1999 balances have been reclassified to conform with the April 30, 2000 financial statement presentation.

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

NOTE 2 - GOING CONCERN UNCERTAINTY

     The Company has experienced losses totaling $483,295 for the year ended April 30, 2000. This matter raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include raising additional capital in order to drill additional oil and gas wells. The accompanying financial statements do not include any adjustments relating to the recoverability and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.


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


NOTE 4 - OIL AND GAS PROPERTIES - PIPELINE FACILITIES

     The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs carrying and retaining unproved properties are expensed. The Company amortizes the oil and gas properties using the double declining balance method for 10 years. The Company capitalized $47,792 of oil and gas properties for the year ended April 30, 2000 and recorded $238,615 and $186,346 of amortization expense for the years ended April 30, 2000 and 1999, respectively.

NOTE 5 - LONG-TERM DEBT


The Company had the following debt obligations at April 30, 2000:


                                                             April 30,
                                                               2000
Line of credit with Bank One of Texas secured by oil and gas properties and corporate assets, principle paid at $20,000 per month bearing a prime + 2% interest rate.
                                                           $ 1,840,000

Note payable to Individual unsecured at 7.00% interest         127,652

Note payable to First National Bank of Oneida secured
by equipment bearing interest at 9.00%.                        216,788


Note payable to First National Bank of Oneida secured
by stock at 9.50%.                                             250,000

Note payable to Individual bearing interest at 8.00%
and requiring interest payments quarterly                      860,000

Note payable to Individual bearing interest at 8.00%           180,000

Line of credit payable to First National Bank of the
Cumberlands secured by equipment and inventory bearing
interest at 10.50% due on demand                               105,552

Note payable to Community Trust Bank secured by real
property bearing interest at 8.50% requiring monthly
principle and interest payments of $1,389                      128,623

Notes payable to a company secured by a working interest
in oil wells bearing no interest and due in productions
payments                                                       106,751

     Total notes payable                                     3,815,366
     Less current maturities                                (2,418,566)

     Notes payable - long-term                             $ 1,396,800

Maturities of long-term debt are as follows:

     Year Ending April 30,                                   Amount

     2000                                                $2,418,566
     2001                                                    57,287
     2002                                                    57,287
     2003                                                    57,287
     2004 and thereafter                                  1,224,939


     Total                                               $3,815,366


NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has a note payable to Deloy Miller (majority stockholder) for $127,652 at April 30, 2000. The note is unsecured and bears interest at 7% per annum.

NOTE 7 - S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

     (1)               Capitalized Costs Relating to
                     Oil and Gas Producing Activities

                                                    April 30,
                                                      2000

     Proved oil and gas properties
     and related lease equipment:
            Developed                                   $ 2,988,426
            Non-developed                                    31,053
                                                          3,019,479
     Accumulated depreciation and depletion                (707,654)

     Net Capitalized Costs                              $ 2,311,825

     (2)          Costs Incurred in Oil and Gas Property
           Acquisition, Exploration, and Development Activities


                                                             For the
                                                           Year Ended
                                                            April 30,
                                                              2000

     Acquisition of Properties Proved and Unproved       $         0

     Exploration Costs                                           -
     Development Costs                                        47,792

     Total                                               $    47,792



     (3)              Results of Operations for
                        Producing Activities

                                                         April 30,

                                                    2000           1999

     Production revenues                           $1,295,402    $1,917,953
     Production costs                                 785,553     1,195,456
     Depreciation and depletion                       186,346       219,131

     Results of operations for producing
     activities (excluding corporate overhead
     and interest costs                            $  323,503       503,366

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
                                            Oil (bbls)        Gas (Mcf)

   Proved reserves
     Balance, May 1, 1999                        120,151     9,443,127
     Discoveries and extensions                  173,648       855,614
     Acquisitions of proved reserves                 -             -
     Revisions of previous estimates             (10,061)   (2,324,709)
     Productions                                  10,450       223,418

     Balance, April 30, 2000                     294,188     8,197,450

   Proved developed producing
   reserves at April 30, 2000                    120,540     2,034,416
   Proved developed producing
   reserves at April 30, 1999                     92,250     3,607,828


   In addition to the proved developed producing oil and gas reserves reported in the geological and engineering reports, the Company holds ownership interests in various proved - undeveloped properties. The reserve and engineering reports performed for the Company by an independent engineering consulting firm reflect additional proven reserves equal to approximately 4 Bcf of natural gas for these undeveloped properties. Although wells have been drilled and completed in each of these four properties, certain production and pipeline facilities must be installed before actual gas production will be able to commence. The most recent development plan for these properties indicates that facilities installation and commencement of production will be in 2000. However, such timing as well as the actual financing arrangements that will be secured by the Company are uncertain at this time. Therefore, these proven undeveloped reserves are not being included in the presentation of the oil and gas reserves at April 30, 2000, nor are such reserves being considered in calculating depreciation, depletion and amortization expense for the year based on the April 30, 2000 balance of the proven developed producing reserves set forth above.

   The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved reserves for the years ended April 30, 2000 and 1999. Estimated future cash flows were based on independent reserve data. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at April 30, 2000 and 1999, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgement on the potential value of the Company's recoverable reserves or in estimating future results to operations.


     Standardized measures of discounted future net cash flows:

                                                      April 30,
                                               2000              1999

     Future cash flows                   $  26,552,579      $    22,225,310
     Future production costs and taxes      (2,992,328)          (7,056,817)
     Future development costs                 (890,000)          (3,456,000)
     Future cash flows before
     income taxes                           22,670,251           11,712,493

     Discount 10% for timing of cash flow  (14,289,651)          (6,788,758)



     Discounted future net cash flows
     from proved reserves                $   8,380,600      $     4,923,735

     Of the Company's total proved reserves as of April 30, 2000 and 1999, approximately 26% and 41%, respectively, were classified as proved developed producing, 1% and 8%, respectively, were classified as proved developed non-producing and 73% and 51%, respectively, were classified as proved undeveloped. All of the Company's reserves are located in the continental United States.

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

                                              Date of         Date of
                             Positions        Election or     Termination
  Name                        Held            Designation     or Designation


Deloy Miller                  Director,         12/96               *
815 South Lake Drive          President         12/99               *
Oneida, TN 37841              CEO               12/97               *


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


          Lawrence L. LaRue. Mr. LaRue is 59 years of age. Mr. LaRue joined the Miller organization in March of 1983 as an accountant. During his seventeen years with the Company, he has acquired an extensive knowledge of all aspects of oil and gas accounting and tax law. Becoming Secretary/Treasurer in 1985, his duties include the supervision of the office, all clerical functions, and the preparation of corporate and partnership income tax returns. Mr. LaRue obtained his BS Degree in Business Administration with honors from Tennessee Technological University. As a Certified Public Accountant licensed to practice in the State of Tennessee, his current civic duties include consultation to the Morgan County, Tennessee E-911 Board.

          Herbert J. White. Mr. White, age 74, is Development Engineer for the company has 43 years of petroleum related experience. After earning his BS degree from North Texas University, he became an engineer with Halliburton, handling Louisiana Gulf Coast and offshore operations and serving in
Australia.   In 1975 he joined Petroleum Development Corporation, a West
Virginia-based public company, supervising engineering and operations in Southern Appalachian basin. He also has experience in Devonian Shale production, enhanced recovery and coal degasification.

          Herman Gettelfinger. Mr. Gettelfinger, age 59, is member of Miller Petroleum, Inc., Board of Directors, Herman Gettelfinger is the president and co-owner of Kelso Oil Company, Knoxville Tennessee. Kelso is one of East Tennessee's largest distributors of motor oils, fuels and lubricants to the industrial and commercial market. Mr. Gettelfinger has been active in the gas and oil drilling and exploration business for more than 35 years and has been associated with Miller Petroleum for 25 years.

          John Bonar, was appointed Vice President of Engineering, on November 1, 1997. Mr. Bonar is 44 years of age. Mr. Bonar obtained his BS Degree in Petroleum Engineering with honors from the University of Wyoming. Prior to graduation, he held positions with Conoco and Marathon Oil Company in Wyoming. After graduation, he worked as a completions and production engineer in the
Gulf of Mexico for Marathon.   In 1981, Mr. Bonar co-founded an oil and gas
exploration and production company in Pennsylvania and acted as Vice President and Director until 1986. In 1991, he joined Penn Virginia Oil and Gas, Inc., as a drilling, completion and production engineer. Most recently, he worked in the capacity of consulting engineer for AKS Energy Corp. He brings to the Company 17 years experience as a Petroleum Engineer. Of this, Mr. Bonar has spent 15 years in the Appalachian Basin in the exploration and development of reserves and management of operations. Mr. Bonar is a Registered Professional Engineer in Tennessee and a member of the Society of Petroleum Engineers of AIME.

          Dr. Gary Bible was appointed Vice President of Geology on September 15, 1997. Dr. Bible is 50 years of age. Dr. Bible earned his BS Degree in Geology from Kent State University and his MSc. and PhD. Degrees in Geology from Iowa State University. He is a proven hydrocarbon finder who drilled his first successful wildcat as a Trainee Geologist. Formerly with Phillips Petroleum Corporation and ALAMCO, Dr. Bible brings to the Company 19 years experience as a Petroleum Geologist. In addition, Dr. Bible has spent 10 years in the Appalachian Basin in the exploration and development of reserves in the Big Lime, Devonian Shale and in deeper horizons. During these last nine years, he has drilled 135 development wells, eighty-seven percent of which were successful. He has discovered eight new oil and gas fields in Kentucky and Tennessee. He is also credited with managing a drilling program at Alamco that kept its finding cost the lowest in the nation.

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

Item 10. Executive Compensation.

Cash Compensation
-----------------

          Deloy Miller is to be paid an annual salary of $119,999 as compensation for service as CEO and Director of the Company.

          Lawrence LaRue is to be paid an annual salary of $60,000 for his service as Secretary/Treasurer and director of the Company.

          Herbert J. White is to be paid an annual salary of $3,500 for his services as Vice President and Director of the Company.

          Gary G. Bible is to be paid an annual salary of $71,000 for his services as Vice President of Geology.

          John Bonar is to be paid an annual salary of $72,500 for his services as Vice President of Engineering.

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


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year                  Other  Rest- Under- LTIP  Other
Principal  Ended    Salary Bonus Annual rictedlying  Pay- Comp-
Position   April 30   ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Deloy Miller
President,   1996 120,000     0     0     0      0     0   0
Director,    1997 120,000     0     0     0      0     0   0
CEO          1998 118,692     0     0  100,000   0     0   0
             1999 122,307     0     0      100   0     0   0
             2000 119,999     0     0     0      0     0   0

Lawrence
LaRue        1996   45,000    0     0     0      0     0   0
Secretary/   1997   45,000    0     0     0      0     0   0
Treasurer,   1998   50,616    0     0  111,591   0     0   0
Director     1999   61,154    0     0    5,100   0     0   0
             2000   60,000    0     0   10,000   0     0   0

Herbert J.   1996      0      0     0     0      0     0   0
White, VP,   1997     (1)     0     0     0      0     0   0
Director     1998   11,400    0     0  100,000   0     0   0
             1999    9,700    0     0      100   0     0   0
             2000    3,500    0     0     0      0     0   0

Herman       1996      0      0     0     0      0     0   0
Gettelfinger 1997      0      0     0     0      0     0   0
Director     1998      0      0   1000 100,000   0     0   0
             1999      0      0    500    0      0     0   0
             2000      0      0     0     0      0     0   0

Gary G.      1996      0      0     0     0      0     0   0
Bible, VP    1997      0      0     0     0      0     0   0
             1998   42,327    0     0   40,000   0     0   0
             1999   72,366    0     0      100   0     0   0
             2000   71,000    0     0     0      0     0   0


John Bonar   1996      0      0     0     0      0     0   0
VP           1997      0      0     0     0      0     0   0
             1998   33,462    0     0   39,200   0     0   0
             1999   73,894    0     0      100   0     0   0
             2000   72,500    0     0     0      0     0   0

      (1) Mr. White was paid $100 per day for engineering services provided to the Company in fiscal 2000.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

          The following tables set forth the share holdings of the Company's directors and executive officers and those persons who own more than 5% of the Company's common stock as of the date hereof, with these computations being based upon 7,166,191 shares of common stock being outstanding.

                 Directors and Executive Officers


                                            Number of Shares    Percent
Name and Address(1)      Title              Beneficially Owned  of Class


Deloy Miller             Director,               4,685,143         65%
815 South Lake Drive     and CEO
Oneida, TN 37841

Lawrence L. LaRue        Secretary/                 98,477          1%
432 Brewstertown Road    Treasurer
Sunbright, TN  37872     Director

Herbert J. White         Vice President/Director       100         -0-
P.O. Box 1868
Fairfield Glade, TN
38557

Herman Gettelfinger      Director                  242,901         3%
641 Atlantic Ave.
Knoxville, TN  37917

Gary Bible               Vice President                100         -0-
323 Seneca Circle
Oneida, TN 37841

John Bonar               Vice President                100         -0-
50 Rivers Run Way
Oak Ridge, TN 37830


All executive officers and directors
as a group (4)                                   5,026,821         70%

          (1) Each of these persons presently serves in the capacities indicated.


                    Five Percent Stockholders

                                         Number of Shares        Percent
Name and Address            Title        Beneficially Owned      of Class

Deloy Miller                Director        4,685,143                65%
815 South Lake Drive        and CEO
Oneida, TN 37841




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

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others
---------------------------------------

          During the nine months ended January 31, 1998, the Company purchased real property from a major shareholder's wife. The property is located in Huntsville, Tennessee and is currently used as an office, shop and equipment yard by the Company. The appraisal price is $550,000 The
Company paid $82,470 cash, assumed a $39,906 note payable with the First National Bank of Oneida, and issued a note payable for $377,624 to the seller. The note is secured by the real property and bears 7% interest.
An annual payment of $92,019 plus interest is due beginning August 1, 1998. The total purchase price of the above real property is $500,000. The balance owed on this note as of April 30, 2000 was $127,652.

          The Company issued a note receivable of $860,000 at eight percent with a eight year term to Mr. Baxter Lee III, of Knoxville, Tennessee. The note included 688,000 warrants which can exercised during the term of the note receivable for $1.25 per share. Furthermore, the ratio of warrants to common stock as of the date of the note receivable will be maintained.

Certain Business Relationships
------------------------------

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

Indebtedness of Management
--------------------------

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

Parents of the Issuer
---------------------

          Except to the extent that Deloy Miller may be deemed to be a parent of the Company by virtue of his ownership of a majority of its issued and outstanding shares, the Company has no parents.

Transactions with Promoters
---------------------------

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

                                             MILLER PETROLEUM, INC.


Date: August 13, 1999                        By/s/Deloy Miller
     ----------------                          ---------------------------
                                               Deloy Miller, CEO and
                                               Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                             MILLER PETROLEUM, INC.


Date: August 14, 2000                        By/s/Deloy Miller
     ----------------                          ---------------------------
                                               Deloy Miller, CEO and
                                               Director


Date: August 14, 2000                        By/s/Lawrence LaRue
     ----------------                          ---------------------------
                                               Lawrence LaRue, Secretary/
                                               Treasurer and Director

Date: August 14, 2000                        By/s/Herman Gettelfinger
     ----------------                          ---------------------------
                                               Herman Gettelfinger, Director