Form 10KSB/A
period 1999-04-30
MILLER PETROLEUM INC
filed 2000-08-16
CIK 785968

U. S. Securities and Exchange Commission
                              Washington, D. C.  20549

                                      FORM 10-KSB/A

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

                                             MILLER PETROLEUM, INC.


Date: August 16, 2000                        By/s/Deloy Miller
     ----------------                          ---------------------------
                                               Deloy Miller, CEO and
                                               Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                             MILLER PETROLEUM, INC.


Date: August 16, 2000                        By/s/Deloy Miller
     ----------------                          ---------------------------
                                               Deloy Miller, CEO and
                                               Director

Date: August 16, 2000                        By/s/Herman Gettelfinger
     ----------------                          ---------------------------
                                               Herman Gettelfinger
                                               Director


Date: August 16, 2000                        By/s/Lawrence LaRue
     ----------------                          ---------------------------
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

                         MILLER PETROLEUM, INC.
                  Consolidated Statements of Cash Flows
                                                     For the Years Ended
                                                          April 30,
                                                      1999       1998
CASH FLOWS FROM
OPERATING
ACTIVITIES:

 Net income (Loss)                                 $(936,193)  $   75,744
Adjustments to Reconcile Net Income to Net Cash
  Provided (Used) by Operating Activities:
   Depreciation, depletion and amortization           387,072     197,001
   Allowance for bad debt                              22,938      22,910
   Common stock issued for services                    65,579      40,000
   Disposition of Equipment and Property               14,420         -
Changes in Operating Assets and Liabilities:
   Decrease (increase) in accounts receivable          (7,090)   (206,702)
   Decrease (increase) in inventory                    34,685    (153,108)
   Decrease (increase) in organization costs               45        (223)
   Increase (decrease) in accounts payable            145,473     204,163
   Increase (decrease) in accrued expenses             11,043      20,034

    Net Cash Provided (Used) by Operating Activities (262,028)    199,819


CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of Land                                           0    (500,000)
 Purchase of Equipment                               (227,914) (1,171,108)
 Change in  investments                                16,284         652
 Purchase of oil and gas properties                  (483,350) (2,020,917)
 Purchase of pipeline                                (446,325)    (45,457)

     Net Cash Provided (Used) by Investing
     Activities                                    (1,141,305) (3,736,830)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds on note receivable                       (1,392,730)    304,355
 Sale of common stock                                 500,524     587,018
 Proceeds from borrowings                           2,291,268   2,647,816

     Net Cash Provided (Used) by Financing
     Activities                                 $   1,399,062  $3,539,189

NET INCREASE (DECREASE) IN CASH                 $      (4,271) $    2,178

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                                     66,709      64,531

CASH AND CASH EQUIVALENTS,
 END OF YEAR                                    $      62,438  $   66,709

CASH PAID FOR:

 Interest                                       $    (344,787) $ (148,157)
 Income Taxes                                   $           -  $        -

NON-CASH FINANCING ACTIVITIES:

 Common stock issued for services               $      45,600  $   40,000
 Common stock issued for subsidiaries           $           -  $        -
 Common stock issued for equipment              $           -  $   260,000

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