Form 10QSB
period 2000-07-31
MILLER PETROLEUM INC
filed 2000-09-20
CIK 785968

                   U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 2000
                                       ----------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               July 31, 2000

                                  7,121,191


                       PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of Miller Petroleum, Inc., a Tennessee corporation (the "Company"), required to be filed with this Quarterly Report were prepared by management and reviewed by Charles M. Stivers, Certified Public Accountant of Manchester, Kentucky and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                            MILLER PETROLEUM, INC.
                         Consolidated Balance Sheets
                                  ASSETS

                                             July 31,      April 30,
                                              2000           2000
                                            Unaudited
CURRENT ASSETS

Cash                                      $  106,908        $39,556
Accounts receivable - trade-, net          2,188,041        781,311
Inventory                                    484,549        484,549
Work in process                              144,812
Prepaid expenses                              13,994         27,988

     Total Current Assets                  2,938,304      1,333,404

FIXED ASSETS

Machinery and equipment                    1,218,037      1,343,962
Vehicles                                     364,332        326,916
Buildings                                    313,335        313,335
Office Equipment                              76,270         76,270
Less: accumulated depreciation              (822,231)      (833,519)

    Total Fixed assets                     1,149,743      1,226,964

OIL AND GAS PROPERTIES                       652,348      2,311,825

PIPELINE FACILITIES                          391,378        411,906

OTHER ASSETS

Land                                         511,500        511,500
Investments                                      500            500
Organization Costs                               119            178

    Total Other Assets                       512,119        512,178

TOTAL ASSETS                              $5,643,892     $5,796,277

                LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                    $284,321       $402,330
Accrued expenses                              65,049         50,795
Notes payable - current portion            2,419,663      2,418,566

    Total Current Liabilities              2,769,033      2,871,691

LONG-TERM LIABILITIES

Notes payable - related                      119,919        127,652
Notes payable                              1,193,543      1,269,148

    Total Long-Term Liabilities            1,313,462      1,396,800

    Total Liabilities                      4,082,495      4,268,491

STOCKHOLDERS' EQUITY

    Common Stock: 500,000,000 shares
    authorized at $0.0001 par value,
    7,121,191 and 7,110,691 shares
    issued and outstanding                       712            711
    Additional paid-in capital             2,422,637      2,462,138
    Retained Earnings                       (861,952)      (935,063)

       Total Stockholders' Equity          1,561,397      1,527,786

    TOTAL LIABILITIES AND
    STOCKHOLDERS'S EQUITY                 $5,643,892     $5,796,277

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
                   Consolidated Statements of Operations
                                (UNAUDITED)

                                      Three Months Twelve Months
                                               Ended
                                      July 31,2000  April 30, 2000
REVENUES

  Service and drilling revenue         $ 521,948      $ 431,980
  Oil and gas revenue                    162,016        863,422
  Retail sales                               991         44,497
  Other revenue                          123,904        573,244

    Total Revenue                        808,859      1,913,143

COSTS AND EXPENSES

Cost of sales                            253,627        785,553
Selling, general and administrative      106,740        384,653
Salaries and wages                       181,137        399,165
Depreciation, depletion and amortization 96,503         479,472

    Total Costs and Expenses             638,007      2,048,843

INCOME (LOSS) FROM OPERATIONS            170,852       (135,700)

OTHER INCOME (EXPENSE)

Interest income                              113          6,444
Interest expense                         (97,853)      (354,039)

    Total Other Income (Expense)         (97,740)      (347,595)

INCOME TAXES                                   0              0

NET INCOME (LOSS)                         73,112       (483,295)

NET EARNING (LOSS) PER SHARE                 .01          (0.06)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                     7,116,191      7,012,110

The accompanying notes are an integral part of these consolidated financial statements.


                          MILLER PETROLEUM, INC.
              Consolidated Statement of Stockholders' Equity
                                (UNAUDITED)


                                      Additional
                       Common Shares    Paid-in     Retained
                       Shares  Amount   Capital     Earnings     Total
Balance
April 30, 1999        6,921,556  $692  $2,271,158 ($451,769)  $1,820,081

Common stock
issued for cash at
$1.00 per share         185,000     19    184,981       -         185,000

Common stock
issued for cash at
$1.59 per share           3,135             5,000       -           5,000

Common stock
issued for services
at $1.00 per share        1,000             1,000       -           1,000

Net loss for the
year ended
April 30, 2000                                      (483,295)    (483,295)

Balance
April 30, 2000        7,110,691   $711 $2,462,139  $(935,064)   1,527,786

Common stock
repurchased for
$2.00 per share         (45,000)    (5)   (89,996)                (90,001)

Common stock
issued for services
at $1.00 per share        5,500      1      5,499                   5,500

Common stock
issued for cash
at $0.90 per share       50,000      5     44,995                  45,000

Net income for the
three months ended
July 31, 2000                                         73,112       73,112

Balance
July 31, 2000         7,121,191   $712 $2,422,637  ($861,952)  $1,561,397

 The accompanying notes are an integral part of these consolidated financial statements

                          MILLER PETROLEUM, INC.
                   Consolidated Statement of Cash Flows
                                (UNAUDITED)

                                             Three Months Twelve Months
                                                       Ended
                                             July 31, 2000 April 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                              $ 73,112     ($483,295)
Adjustments to Reconcile Net Income to
Net Cash Provided (Used) by Operating
Activities:
  Depreciation, depletion and amortization       96,503       479,472
  Allowance for Bad debts                                      20,533
  Common stock issued for services                5,500         1,000
Changes in Operating Assets and Liabilities:
  Decrease (increase) in accounts receivable (1,420,724)     (484,441)
  Decrease (increase) in inventory                            (11,963)
  Decrease (increase) in work in process       (144,812)
  Increase (decrease) in accounts payable      (118,009)       67,123
  Increase (decrease) in accrued expenses        14,254         2,755

   Net Cash Provided (Used) by Operating
   Activities                                (1,494,176)     (408,816)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                           (37,416)      (11,013)
Purchase of oil and gas properties                            (47,792)
Purchase of pipeline                                           (2,239)

   Net Cash Provided (Used) by Investing
   Activities                                   (37,416)      (61,044)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable                       (82,241)     (384,812)
Sale of common stock                             45,000       190,000
Repurchase of common stock                      (90,000)
Proceeds from borrowing                                       417,714
Sale of Oil and Gas Properties                1,600,260
Sale of Equipment                               125,925

    Net Cash Provided (Used) by Financing
    Activities                               $1,598,944      $446,978

NET INCREASE IN CASH                            $67,352      ($22,882)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                              39,556        62,438
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                  $106,908       $39,556

CASH PAID FOR

Interest                                        $97,853      $354,039
Income taxes                                       -             -

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services                   $5,500     $ 1,000

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
              Notes to the Consolidated Financial Statements
                     April 30, 2000 and July 31, 2000

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 2000 Annual Report on Form 1OKSB. The results of operations for the period ended July 31, 2000 are not necessarily indicative of operating results for the full year.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

     None.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

                  Miller Petroleum has over 40,000 acres held by production in

Tennessee. This acreage produces both gas and oil from the Mississippian age Big Lime Formation. The properties contain a minimum three-year inventory of conventional drilling locations. A recent "high volume" oil well drilled on one of these properties showed that the oil reservoir has not yet been pressure depleted. Miller Petroleum plans to aggressively continue the development of this Big Lime reservoir. In addition, these properties are presently being evaluated for their CBM potential.

                       Recently, the Company sold its interest in Kentucky oil and gas properties in order to concentrate its exploration efforts in the East Tennessee portion of the Eastern Overthrust Belt. Management feels that this area has tremendous petroleum potential as shown by the development of Swan Creek Field. Knox Dolomite wells in this field have reserves in excess of 2 Bcf per well. Swan Creek Field is also producing substantial amounts of oil from a separate shallow reservoir.

                       Miller Petroleum has obtained a 20 well farmout from Tengasco, Inc.
in their Swan Creek Field area. Miller has drilled two successful Knox Dolomite wells in Swan Creek Field proper. A third Knox well drilled on this farmout by Miller has resulted in a new field discovery on a separate structure from Swan Creek. Miller Petroleum's most recent well in this field, the Dewey Sutton #1, encountered significant amounts of light crude oil in the Trenton Formation. The Sutton #1 is presently being put on pump, and the Company is in the process of surveying an offset to this Trenton oil discovery.

          At this time Miller Petroleum management has identified 12 additional large structures similar to Swan Creek Field. The company plans to test these structures as aggressively as possible while continuing to identify additional targets in the Eastern Overthrust Belt.

Liquidity and Capital Resources
-------------------------------

          Cash and cash equivalents at July 31, 2000, increased by $67,352 from the April 30, 2000 balance, due primarily to the increases in the price for crude oil and natural gas and the increase in our drilling activity.

          The Company believes that its current cash flow will be sufficient to support its cash requirements for the next 12 months.

Results of Operations
---------------------

          The Company had revenues of $808,859 for the first quarter of its fiscal year, up from the $502,376 in revenues recognized during the last quarter.

          The Company's net income was $73,112. Income before depreciation, depletion and amortization for the first quarter was $169,615.

         Increases in Miller Petroleum, Inc. revenue is due to the successful drilling program it commenced this year in Campbell, Claiborne and Hancock County, Tennessee.


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

                                        MILLER PETROLEUM, INC.



Date: 09-20-2000                         By: /s/ Deloy Miller
     -----------                         -----------------------------
                                            Deloy Miller, CEO and
                                            Director


Date: 09-20-2000                         By: /s/ Lawrence L. LaRue
     -----------                         -----------------------------
                                            Lawrence L. LaRue,
                                            Secretary/Treasurer and
                                            Director


Date: 09-20-2000                         By: /s/ Herman Gettelfinger
     -----------                         -----------------------------
                                            Herman Gettelfinger
                                            Director