Form 10KSB/A
period 2000-04-30
MILLER PETROLEUM INC
filed 2000-09-28
CIK 785968

U. S. Securities and Exchange Commission
                              Washington, D. C.  20549

                                      FORM 10-KSB/A-1

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                July 30, 2000

                                   7,166,191
                                   ---------

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.


Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                 PART I

Item 7.  Financial Statements.
------------------------------

            Amended Report of Independent Certified Public
            Accountant

[Charles M. Stivers, C.P.A. letterhead]

STRICTLY CONFINDENTIAL


Board of Directors
Miller Petroleum, Inc.
Huntsville, Tennessee

We are the independent certified public accountants for Miller Petroleum, Inc. ( the "Company") and most recently we issued our audit report dated July 25, 2000, with respect to the Company's consolidated financial statements as part of and for the year ended April 30, 2000, which report included an expanatory paragraph regarding the going concern uncertainty.

Since the date of our report, we have met with management and understand that there have been a number of matters which have had a favorable effect on the Company's financial condition, including the infusion of additional capital and the successful completion of drilling of additional commercially viable wells. In this regard, we have performed selected due diligence procedures on such matters as they bear upon the Company's liquidity and based thereon, we advise you that were we to render our audit report on the Company's financial statements as of this date (as such audit report solely relates to our consideration of the going concern uncertainty), we would no longer require the inclusion of the explanatory paragraph regarding the going concern uncertainty.

We wish to advise you that we have not performed an audit on the Company's financial statements as of or for any periods subsequent to April 30, 2000, accordingly, we are unable to and do not provide an opinion or any other form of assurance with respect to any such periods subsequent to April 30, 2000.

/S/Charles M. Stivers
Charles M. Stivers
Certified Public Accountant
September 26, 2000
                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MILLER PETROLEUM, INC.


Date: 9/27/00                                By/s/Deloy Miller
     ----------------                          ---------------------------
                                               Deloy Miller, CEO and
                                               Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                             MILLER PETROLEUM, INC.


Date: 9/27/00                                By/s/Deloy Miller
     ----------------                          ---------------------------
                                               Deloy Miller, CEO and
                                               Director


Date: 9/27/00                                By/s/Lawrence LaRue
     ----------------                          ---------------------------
                                               Lawrence LaRue, Secretary/
                                               Treasurer and Director

Date: 9/27/00                                By/s/Herman Gettelfinger
     ----------------                          ---------------------------
                                               Herman Gettelfinger, Director