Form 10QSB
period 2000-10-31
MILLER PETROLEUM INC
filed 2000-12-15
CIK 785968

                   U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 2000
                                       ----------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              October 31, 2000

                                  7,668,056


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


                            MILLER PETROLEUM, INC.
                         Consolidated Balance Sheets
                                  ASSETS

                                           October 31,      April 30,
                                              2000           2000
                                            Unaudited
CURRENT ASSETS

Cash                                      $  427,314      $   39,556
Accounts receivable - trade-, net            325,508         781,311
Inventory                                    481,549         484,549
Work in process                              175,090
Prepaid expenses                                              27,988

     Total Current Assets                  1,409,461       1,333,404

FIXED ASSETS

Machinery and equipment                    1,286,450       1,343,962
Vehicles                                     432,132         326,916
Buildings                                    313,335         313,335
Office Equipment                              82,064          76,270
Less: accumulated depreciation              (840,637)       (833,519)

    Total Fixed assets                     1,273,344       1,226,964

OIL AND GAS PROPERTIES                       750,764       2,311,825

PIPELINE FACILITIES                          370,848         411,906

OTHER ASSETS

Land                                         511,500         511,500
Investments                                      500             500
Organization Costs                               119             178

    Total Other Assets                       512,119         512,178

TOTAL ASSETS                              $4,316,536      $5,796,277

                LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                    $260,279      $  402,330
Accrued expenses                              58,992          50,795
Notes payable - current portion              504,761       2,418,566

    Total Current Liabilities                824,032       2,871,691

LONG-TERM LIABILITIES

Notes payable - related                       99,601         127,652
Notes payable                              1,225,235       1,269,148

    Total Long-Term Liabilities            1,324,836       1,396,800

    Total Liabilities                      2,148,868       4,268,491

STOCKHOLDERS' EQUITY

    Common Stock: 500,000,000 shares
    authorized at $0.0001 par value,
    7,668,056 and 7,110,691 shares
    issued and outstanding                       767            711
    Additional paid-in capital             2,967,582      2,462,138
    Retained Earnings                       (800,681)      (935,063)

       Total Stockholders' Equity          2,167,668      1,527,786

    TOTAL LIABILITIES AND
    STOCKHOLDERS'S EQUITY                 $4,316,536     $5,796,277

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
                   Consolidated Statements of Operations
                                (UNAUDITED)

                                      Three Months   Six Months
                                               Ended
                                          October 31,2000
REVENUES

  Service and drilling revenue         $ 655,342      $1,177,290
  Oil and gas revenue                    183,355         345,371
  Retail sales                               135           1,126
  Other revenue                            1,500         125,404

    Total Revenue                        840,332       1,649,191

COSTS AND EXPENSES

Cost of sales                            345,484         599,111
Selling, general and administrative      131,210         237,950
Salaries and wages                       169,856         350,993
Depreciation, depletion and amortization  78,443         174,946

    Total Costs and Expenses             724,993       1,363,000

INCOME (LOSS) FROM OPERATIONS            115,339         286,191

OTHER INCOME (EXPENSE)

Interest income                              464             577
Interest expense                         (54,533)       (152,386)

    Total Other Income (Expense)         (54,069)       (151,809)

INCOME TAXES                                   0               0

NET INCOME (LOSS)                         61,270         134,382

NET EARNING (LOSS) PER SHARE                 .01             .02
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                     7,392,124       7,116,191

The accompanying notes are an integral part of these consolidated financial statements.


                          MILLER PETROLEUM, INC.
              Consolidated Statement of Stockholders' Equity
                                (UNAUDITED)


                                      Additional
                       Common Shares    Paid-in     Retained
                       Shares  Amount   Capital     Earnings     Total
Balance
April 30, 1999        6,921,556  $692  $2,271,158 ($451,768)  $1,820,082

Common stock
issued for cash at
$1.00 per share         185,000     19    184,981       -         185,000

Common stock
issued for cash at
$1.59 per share           3,135             5,000       -           5,000

Common stock
issued for services
at $1.00 per share        1,000             1,000       -           1,000

Net loss for the
year ended
April 30, 2000                                      (483,295)    (483,295)

Balance
April 30, 2000        7,110,691   $711 $2,462,139  $(935,063)   1,527,787

Common stock
repurchased for
$2.00 per share         (45,000)    (5)   (89,995)                (90,000)

Common stock
issued for services
at $1.00 per share        5,500      1      5,499                   5,500

Common stock
issued for cash
at $0.90 per share       50,000      5     44,995                  45,000

Common stock
repurchased for
$1.60 per share          (3,135)     5     (5,000)                 (5,000)

Common stock
issued for cash
at $1.00 per share      550,000     55    549,945                 550,000

Net income for the
six months ended
October 31, 2000                                       134,382    134,382

Balance
October 31, 2000      7,668,056   $767 $2,967,582    ($800,681)$2,167,669

 The accompanying notes are an integral part of these consolidated financial statements

                          MILLER PETROLEUM, INC.
                   Consolidated Statement of Cash Flows
                                (UNAUDITED)

                                             Three Months   Six Months
                                                       Ended
                                                 October 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                              $ 61,270     $134,382
Adjustments to Reconcile Net Income to
Net Cash Provided (Used) by Operating
Activities:
  Depreciation, depletion and amortization       78,443        174,946
  Allowance for bad debt
  Common stock issued for services                               5,500
Changes in Operating Assets and Liabilities:
  Decrease (increase) in accounts receivable  1,862,533        455,803
  Decrease (increase) in inventory                3,000          3,000
  Decrease (increase) in work in process        (30,278)      (175,090)
  Increase (decrease) in accounts payable       (24,042)      (142,051)
  Increase (decrease) in prepaid expenses         (13,994)     (27,988)
  Increase (decrease) in accrued expenses        (6,057)         8,197

   Net Cash Provided (Used) by Operating
   Activities                                 1,930,875        436,699

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                           (30,997)       (68,413)
Purchase of oil and gas properties             (262,497)      (262,497)

   Net Cash Provided (Used) by Investing
   Activities                                   (293,494)     (330,910)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable                      (1,952,170)   (2,034,411)
Sale of common stock                              550,000       595,000
Repurchase of common stock                         (5,000)      (95,000)
Proceeds from borrowing                            88,695        88,695
Sale of Oil and Gas Properties                                1,600,260
Sale of Equipment                                   1,500       127,425

    Net Cash Provided (Used) by Financing
    Activities                                ($1,316,975)     $281,969

NET INCREASE IN CASH                             $320,406      $387,758
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                               106,908        39,556
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                    $427,314      $427,314

CASH PAID FOR

Interest                                          $54,533      $152,386
Income taxes                                       -             -

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services                   $5,500     $   5,500

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
              Notes to the Consolidated Financial Statements
                     April 30, 2000 and October 31, 2000

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 2000 Annual Report on Form 1OKSB. The results of operations for the period ended October 31, 2000 are not necessarily indicative of operating results for the full year.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

     None.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

        Miller Petroleum has more than 40,000 acres held by production in Tennessee. This acreage is made up primarily of development drilling locations. It produces both gas and oil, mainly from the Mississippian age Big Lime Formation. The properties contain a minimum three-year inventory of conventional drilling locations. A recent "high volume" development oil well drilled on one of these properties showed that the oil reservoir has not yet been pressure depleted. A second development well has recently been staked on this property, and the company plans to drill an additional four to five oil wells on this lease. This property also contains a "sizeable" gas cap, which Miller Petroleum intends to develop in the near future

        All 40,000 Tennessee acres are presently being evaluated for their CBM potential. Currently the company is drilling two CBM test wells on an 8,000-acre block of company leases, which are strategically located near an existing pipeline. If the test wells are successful Miller Petroleum will begin a development drilling program that will be able to quickly market the produced gas.

        Miller Petroleum's exploration effort is being concentrated in the East Tennessee portion of the Eastern Overthrust Belt. Management feels that this area has tremendous petroleum potential as shown by the development of Swan Creek Field. Knox Dolomite wells in this field have reserves in excess of two Bcf gas per well. Swan Creek Field is already producing substantial amounts of oil from a separate shallow reservoir.

        Miller Petroleum has obtained a 20-well farmout from Tengasco, Inc. in the Swan Creek Field area. On this farmout Miller has drilled two successful Knox Dolomite wells in Swan Creek Field proper. A third Knox well drilled by Miller has resulted in a new field discovery on a separate structure from Swan Creek. The Dewey Sutton #1 established oil production for Miller Petroleum on this farmout. This well was drilled in August of 2,000 and is presently producing 80 BOPD. The initial offset to this well is being evaluated for completion, while a second well recently drilled by the company has flowed oil to the surface. Initial testing of this second well, the Purkey #2, indicates that it will begin production at a rate of 90 to 100 BOPD.

        At this time Miller Petroleum management has identified 12 additional large structures similar to Swan Creek Field in the Eastern Overthrust of Tennessee. The company plans to test these structures as aggressively as possible while continuing to identify additional targets in the Eastern Overthrust Belt.











              Liquidity and Capital Resources
              -------------------------------

        Cash and cash equivalents at October 31, 2000, increased by $387,758 from the April 30, 2000 balance, due primarily to sale of 595,000 shares of common stock, increases in the price for crude oil and natural gas and the increase in our drilling activity.

        The Company believes that its current cash flow will be sufficient to support its cash requirements for the next 12 months.

          Results of Operations
          ---------------------

        The Company had revenues of $840,332 for the first quarter of its fiscal year, up from the $808,859 in revenues recognized during the first quarter.

        The Company's net income was $61,270. Income before depreciation, depletion and amortization for the first quarter was $139,713. This is the second quarter the Company has been profitable.

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

                                                  MILLER PETROLEUM, INC.



          Date: 12-14-2000                         By: /s/ Deloy Miller
               -----------                         --------------------------
                                                      Deloy Miller, CEO and
                                                      Director



          Date: 12-14-2000                         By: /s/ Lawrence L. LaRue
               -----------                         ---------------------------
                                                      Lawrence L. LaRue,
                                                      Secretary/Treasurer and
                                                      Director


          Date: 12-14-2000                         By: /s/ Herman Gettelfinger
               -----------                         ---------------------------
                                                      Herman Gettelfinger
                                                      Director