Form 10QSB
period 2001-01-31
MILLER PETROLEUM INC
filed 2001-03-16
CIK 785968

                   U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 2001
                                       ----------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              January 31, 2001

                                  8,195,656


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


                            MILLER PETROLEUM, INC.
                         Consolidated Balance Sheets
                                  ASSETS

                                           January 31,      April 30,
                                              2001           2000
                                            Unaudited
CURRENT ASSETS

Cash                                       $ 135,829      $   39,556
Accounts receivable - trade-, net            882,323         781,311
Inventory                                    481,549         484,549
Work in process                              199,617
Prepaid expenses                                              27,988

     Total Current Assets                  1,699,618       1,333,404

FIXED ASSETS

Machinery and equipment                    1,330,748       1,343,962
Vehicles                                     438,851         326,916
Buildings                                    313,335         313,335
Office Equipment                              86,343          76,270
Less: accumulated depreciation              (887,695)       (833,519)

    Total Fixed assets                     1,281,582       1,226,964

OIL AND GAS PROPERTIES                       882,385       2,311,825

PIPELINE FACILITIES                          350,320         411,906

OTHER ASSETS

Land                                         511,500         511,500
Investments                                      500             500
Organization Costs                               119             178

    Total Other Assets                       512,119         512,178

TOTAL ASSETS                              $4,725,724      $5,796,277

                LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                    $214,243        $402,330
Accrued expenses                              65,847          50,795
Notes payable - current portion              567,171       2,418,566

    Total Current Liabilities                847,261       2,871,691

LONG-TERM LIABILITIES

Notes payable - related                       89,434         127,652
Notes payable                              1,217,479       1,269,148

    Total Long-Term Liabilities            1,306,913       1,396,800

    Total Liabilities                      2,154,174       4,268,491

STOCKHOLDERS' EQUITY

    Common Stock: 500,000,000 shares
    authorized at $0.0001 par value,
    8,195,656 and 7,110,691 shares
    issued and outstanding                       820             711
    Additional paid-in capital             3,495,130       2,462,138
    Retained Earnings                       (924,400)       (935,063)

       Total Stockholders' Equity          2,571,550       1,527,786

    TOTAL LIABILITIES AND
    STOCKHOLDERS'S EQUITY                 $4,725,724      $5,796,277

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
                   Consolidated Statements of Operations
                                (UNAUDITED)

                                      Three Months   Nine Months
                                               Ended
                                          January 31,2001
REVENUES

  Service and drilling revenue         $ 438,137      $1,615,427
  Oil and gas revenue                    151,908         497,279
  Retail sales                             1,740           2,866
  Other revenue                            2,572         127,976

    Total Revenue                        594,357       2,243,548

COSTS AND EXPENSES

Cost of sales                            216,704         815,815
Selling, general and administrative      211,829         449,779
Salaries and wages                       148,661         499,654
Depreciation, depletion and amortization 103,369         278,315

    Total Costs and Expenses             680,563       2,043,563

INCOME (LOSS) FROM OPERATIONS            (86,206)        199,985

OTHER INCOME (EXPENSE)

Interest income                            1,285           1,862
Interest expense                         (38,798)       (191,184)

    Total Other Income (Expense)         (37,513)       (189,322)

INCOME TAXES                                   0               0

NET INCOME (LOSS)                       (123,719)         10,663

NET EARNING (LOSS) PER SHARE               (0.02)            .00
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                     7,836,456       7,347,805

The accompanying notes are an integral part of these consolidated financial statements.


                          MILLER PETROLEUM, INC.
              Consolidated Statement of Stockholders' Equity
                                (UNAUDITED)


                                      Additional
                       Common Shares    Paid-in     Retained
                       Shares  Amount   Capital     Earnings     Total
Balance
April 30, 1999        6,921,556  $692  $2,271,158 ($451,768)  $ 1,820,082

Common stock
issued for cash at
$1.00 per share         185,000     19    184,981       -         185,000

Common stock
issued for cash at
$1.59 per share           3,135             5,000       -           5,000

Common stock
issued for services
at $1.00 per share        1,000             1,000       -           1,000

Net loss for the
year ended
April 30, 2000                                      (483,295)    (483,295)

Balance
April 30, 2000        7,110,691   $711 $2,462,139  $(935,063)   1,527,787

Common stock
repurchased for
$2.00 per share         (45,000)    (5)   (89,995)                (90,000)

Common stock
issued for services
at $1.00 per share        5,500      1      5,499                   5,500

Common stock
issued for cash
at $0.90 per share       50,000      5     44,995                  45,000

Common stock
repurchased for
$1.60 per share           (3,135)          (5,000)                 (5,000)

Common stock
issued for cash
at $1.00 per share       550,000    55    549,945                 550,000

Common stock
issued for cash
at $1.00 per share       527,600    53    527,547                 527,600

Net income for the
nine months ended
January 31, 2001                                         10,663    10,663

Balance
January 31, 2001       8,195,656  $820 $3,495,130     ($924,400)$2,571,550

 The accompanying notes are an integral part of these consolidated financial statements

                          MILLER PETROLEUM, INC.
                   Consolidated Statement of Cash Flows
                                (UNAUDITED)

                                             Three Months  Nine Months
                                                       Ended
                                                 January 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                             ($123,719)     $ 10,663
Adjustments to Reconcile Net Income to
Net Cash Provided (Used) by Operating
Activities:
  Depreciation, depletion and amortization      103,369       278,315
  Allowance for bad debt
  Common stock issued for services                              5,500
Changes in Operating Assets and Liabilities:
  Decrease (increase) in accounts receivable   (556,815)     (101,012)
  Decrease (increase) in work in process        (24,527)     (199,617)
  Decrease in organizational costs                   59            59
  Decrease (increase) in inventory                              3,000
  Increase (decrease) in accounts payable       (46,036)     (188,087)
  Increase (decrease) in prepaid expenses                     (27,988)
  Increase (decrease) in accrued expenses         6,855        15,052

   Net Cash Provided (Used) by Operating
   Activities                                  (640,814)     (204,115)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                          (166,306)     (234,719)
Purchase of oil and gas properties             (167,405)     (429,902)

   Net Cash Provided (Used) by Investing
   Activities                                  (333,711)     (664,621)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable                        (9,945)   (2,044,356)
Sale of common stock                            538,100     1,133,100
Repurchase of common stock                                    (95,000)
Proceeds from borrowing                          28,069       116,764
Sale of Oil and Gas Properties                  126,816     1,727,076
Sale of Equipment                                             127,425

    Net Cash Provided (Used) by Financing
    Activities                                  683,040      $965,009

NET INCREASE IN CASH                          ($291,485)     $ 96,273
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                             427,314        39,556
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                  $135,829      $135,829

CASH PAID FOR

Interest                                        $38,798      $191,184
Income taxes                                        -             -

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services                              $ 5,500

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
              Notes to the Consolidated Financial Statements
                     April 30, 2000 and January 31, 2001

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 2000 Annual Report on Form 1OKSB. The results of operations for the period ended January 31, 2001 are not necessarily indicative of operating results for the full year.

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

   In August of 2000 Miller Petroleum drilled the 22-B well on the 19,000 acre Kopper's South tract, which is a part of the companies 40,000 development acres. The well produced a "high volume" of oil and had virgin reservoir pressure, which shows that the oil reservoir has not yet been pressure depleted. A second development well, the 25-B, has recently been staked on this property, and the company plans to drill an additional four to five oil wells on this lease. This property also contains a "sizeable" gas cap, which Miller Petroleum intends to develop in the near future. In addition, Miller is presently attempting to lease an additional 4,300-acre block that offsets the oil reservoir. Management feels that there is an excellent chance that the oil reservoir extends under this acreage.

      All 40,000 Tennessee acres are presently being evaluated for their CBM potential. The company had drilled two CBM test wells on an 8,000-acre block of company leases, which are strategically located near an existing pipeline. The second well has found an apparent commercial, "conventional" natural gas discovery. Miller Petroleum plans to begin a development-drilling program that will be able to quickly market the produced gas.

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

           Miller Petroleum has obtained a 20-well farmout from Tengasco, Inc. in the Swan Creek Field area. On this farmout Miller has drilled two successful Knox Dolomite wells in Swan Creek Field proper. A third Knox well drilled by Miller has resulted in a new field discovery on a separate structure from Swan Creek. The Companies fifth Knox well is presently being drilled with its company rig. The Dewey Sutton #1 established oil production for Miller Petroleum on this farmout. This well was drilled in August of 2,000 and is presently producing 30 BOPD. The initial offset to this well has been successfully stimulated and is currently awaiting production facilities. A second well recently drilled by the company has flowed oil to the surface. Initial testing of this second well, the Purkey #2, indicates that it will begin production at a rate of 90 to 100 BOPD.

     At this time Miller Petroleum management has identified 12 additional large structures similar to Swan Creek Field in the Eastern Overthrust of Tennessee. Miller Petroleum plans to begin acquiring leases on two of these structures in the near future. The company plans to test these structures as aggressively as possible while continuing to identify additional targets in the Eastern Overthrust Belt.

          Liquidity and Capital Resources
          -------------------------------

             Cash and cash equivalents at January, 31, 2001, increased by $96,273 from the April 30, 2000 balance, due primarily to sale of common stock, increases in the price for crude oil and natural gas and the increase in our drilling activity.

      The Company believes that its current cash flow will be sufficient to support its cash requirements for the next 12 months.

          Results of Operations
          ---------------------

      During the third quarter, the Company had revenues of $594,357 from its Tennessee operations compared to $675,366 in the third quarter last year. The decrease in revenue was due primarily to the sale of the Company's Kentucky properties in the first quarter of this year. Depreciation, depletion and amortization decreased $16,015 compared to the third quarter of 2000.

           Interest expense for the third quarter decreased $43,539 compared to the third quarter last year. Again, this decrease in interest expense was due primarily to the sale of the Company's Kentucky oil and gas properties.

           Income before depreciation, depletion and amortization for the first nine months of this year was $288,978. Revenue for the first nine months of 2001 was $2,243,548 compared to $1,410,767 for the first nine months of 2000.


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

                                                MILLER PETROLEUM, INC.



          Date: 03-16-2001                      By: /s/ Deloy Miller
                                                   ------------------------
                                                   Deloy Miller, CEO and

                                                   Director




          Date: 03-16-2001                      By: /s/ Lawrence L. LaRue
                                                   ----------------------
                                                   Lawrence L. LaRue ,
                                                   Secretary/Treasurer and
                                                   Director


          Date: 03-16-2001                    By: /s/ Herman Gettelfinger
                                                   ----------------------
                                                   Herman Gettelfinger
                                                   Director