Form 10QSB/A
period 2000-07-31
MILLER PETROLEUM INC
filed 2001-04-03
CIK 785968

                   U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB/A-1


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

 The accompanying notes are an integral part of these consolidated financial statements

                          MILLER PETROLEUM, INC.
                   Consolidated Statement of Cash Flows
                                (UNAUDITED)

                                             Three Months Twelve Months
                                                       Ended
                                             July 31, 2000 April 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                              $ 73,112     ($483,295)
Adjustments to Reconcile Net Income to
Net Cash Provided (Used) by Operating
Activities:
  Depreciation, depletion and amortization       96,503       479,472
  Allowance for Bad debts                        17,233        20,533
  Common stock issued for services                5,500         1,000
Changes in Operating Assets and Liabilities:
  Decrease (increase) in accounts receivable (1,423,963)     (484,441)
  Decrease (increase) in inventory                            (11,963)
  Decrease (Increase) in organizational costs        59
  Decrease (Increase) in prepaid expenses        13,994
  Decrease (increase) in work in process       (144,812)
  Increase (decrease) in accounts payable      (118,009)       67,123
  Increase (decrease) in accrued expenses        14,254         2,755

   Net Cash Provided (Used) by Operating
   Activities                                (1,466,129)     (408,816)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                           (54,444)      (11,013)
Purchase of oil and gas properties             (139,334)      (47,792)
Purchase of pipeline                                           (2,239)

   Net Cash Provided (Used) by Investing
   Activities                                  (193,778)      (61,044)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable                      (117,547)     (384,812)
Sale of common stock                             45,000       190,000
Repurchase of common stock                      (90,000)
Proceeds from borrowing                          35,305       417,714
Sale of Oil and Gas Properties                1,757,031
Sale of Equipment                                97,470       224,076

    Net Cash Provided (Used) by Financing
    Activities                               $1,727,259      $446,978

NET INCREASE IN CASH                            $67,352      ($22,882)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                              39,556        62,438
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                  $106,908       $39,556

CASH PAID FOR

Interest                                        $97,853      $354,039
Income taxes                                       -             -

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services                 $5,500       $ 1,000

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

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
          ------------------

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.*
          ---------------------------------

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

                                        MILLER PETROLEUM, INC.



Date: 09-20-2000                         By: /s/ Deloy Miller
     -----------------                     -----------------------------
                                            Deloy Miller, CEO and
                                            Director


Date: 09-20-2000                         By: /s/ Lawrence L. LaRue
     -----------------                     -----------------------------
                                            Lawrence L. LaRue,
                                            Secretary/Treasurer and
                                            Director

Date: 09-20-2000                         By: /s/ Herman Gettelfinger
     -----------------                     -----------------------------
                                            Herman Gettelfinger
                                            Director