Form 10QSB/A
period 2001-01-31
MILLER PETROLEUM INC
filed 2001-04-03
CIK 785968

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

 The accompanying notes are an integral part of these consolidated financial statements

                          MILLER PETROLEUM, INC.
                   Consolidated Statement of Cash Flows
                                (UNAUDITED)

                                             Three Months  Nine Months
                                                       Ended
                                                 January 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                             ($123,719)     $ 10,663
Adjustments to Reconcile Net Income to
Net Cash Provided (Used) by Operating
Activities:
  Depreciation, depletion and amortization      103,369       278,315
  Allowance for bad debt                         17,233        17,233
  Common stock issued for services                              5,500
Changes in Operating Assets and Liabilities:
  Decrease (increase) in accounts receivable   (574,049)     (118,245)
  Decrease (increase) in work in process        (24,527)     (188,087)
  Decrease in organizational costs                                 59
  Decrease (increase) in inventory                              3,000
  Decrease (Increase) in prepaid expenses                      27,988
  Increase (decrease) in accounts payable       (46,036)     (188,087)
  Increase (decrease) in accrued expenses         6,855        15,052

   Net Cash Provided (Used) by Operating
   Activities                                  (640,874)     (148,139)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                           (55,294)     (266,505)
Purchase of oil and gas properties             (167,404)     (429,901)

   Net Cash Provided (Used) by Investing
   Activities                                  (222,698)     (696,406)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable                       (11,439)   (2,085,903)
Sale of common stock                            527,600     1,122,600
Repurchase of common stock                                    (95,000)
Proceeds from borrowing                          55,926       144,620
Sale of Oil and Gas Properties                              1,727,031
Sale of Equipment                                              97,470

    Net Cash Provided (Used) by Financing
    Activities                                  572,087      $940,818

NET INCREASE IN CASH                          ($291,485)     $ 96,273
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                             427,314        39,556
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                  $135,829      $135,829

CASH PAID FOR

Interest                                        $38,798      $191,184
Income taxes                                       -             -

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services                              $ 5,500

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

                                                MILLER PETROLEUM, INC.



          Date: 03-16-20010                     By: /s/ Deloy Miller
                                             ------------------------
                                                   Deloy Miller, CEO and
                                                   Director




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