Form 10QSB/A
period 2001-01-31
MILLER PETROLEUM INC
filed 2001-05-07
CIK 785968

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

                            MILLER PETROLEUM, INC.
                         Consolidated Balance Sheets
                                  ASSETS

                                           January 31,     January 31,
                                              2001           2000

CURRENT ASSETS

Cash                                       $ 135,829      $   50,184
Accounts receivable - trade-, net            882,323         280,648
Inventory                                    481,549         473,900
Work in process                              199,617          86,216

     Total Current Assets                  1,699,618         890,948

FIXED ASSETS

Machinery and equipment                    1,330,748       1,568,038
Vehicles                                     438,851         316,862
Buildings                                    313,335         313,335
Office Equipment                              86,343          75,561
Less: accumulated depreciation              (887,695)       (858,122)

    Total Fixed assets                     1,281,582       1,415,674

OIL AND GAS PROPERTIES                       882,385       2,366,988
(on the basis of successful efforts
 accounting)

PIPELINE FACILITIES                          350,320         424,238

OTHER ASSETS

Land                                         511,500        511,500
Investments                                      500            500
Organization Costs                               119            178

    Total Other Assets                       512,119        512,178

TOTAL ASSETS                              $4,725,724     $5,610,026

                LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                    $214,243       $209,924
Accrued expenses                              65,847         72,972
Notes payable - current portion              567,171        616,300

    Total Current Liabilities                847,261        899,196

LONG-TERM LIABILITIES

Notes payable - related                       89,434        132,477
Notes payable                              1,217,479      2,935,267

    Total Long-Term Liabilities            1,306,913      3,067,744

    Total Liabilities                      2,154,174      3,966,940

STOCKHOLDERS' EQUITY

    Common Stock: 500,000,000 shares
    authorized at $0.0001 par value,
    8,195,656 and 7,100,691 shares
    issued and outstanding                       820            710
    Additional paid-in capital             3,495,130      2,452,139
    Retained Earnings                       (924,400)      (809,763)

       Total Stockholders' Equity          2,571,550      1,643,086

    TOTAL LIABILITIES AND
    STOCKHOLDERS'S EQUITY                 $4,725,724     $5,610,026

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
                   Consolidated Statements of Operations
                                (UNAUDITED)

                                      Three Months   Three Months
                                               Ended
                                    January 31,2001 January 31, 2000
REVENUES

  Service and drilling revenue         $ 438,137       $ 103,910
  Oil and gas revenue                    151,908         220,784
  Retail sales                             1,740             628
  Other revenue                            2,572         350,044

    Total Revenue                        594,357         675,366

COSTS AND EXPENSES

Cost of sales                            216,704         175,346
Selling, general and administrative      211,829         106,899
Salaries and wages                       148,661         162,532
Depreciation, depletion and amortization 103,369         119,384

    Total Costs and Expenses             680,563         564,161

INCOME (LOSS) FROM OPERATIONS            (86,206)        111,205

OTHER INCOME (EXPENSE)

Interest income                            1,285           1,781
Interest expense                         (38,798)        (81,337)

    Total Other Income (Expense)         (37,513)        (79,556)

INCOME TAXES                                   0               0

NET INCOME (LOSS)                       (123,719)         31,649

NET EARNING (LOSS) PER SHARE               (0.02)            .00
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                     7,836,456       7,100,691

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

 The accompanying notes are an integral part of these consolidated financial statements

                          MILLER PETROLEUM, INC.
                   Consolidated Statement of Cash Flows
                                (UNAUDITED)

                                             Three Months Three Months
                                                       Ended
                                          January 31, 2001 January 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                             ($123,719)     $ 31,649
Adjustments to Reconcile Net Income to
Net Cash Provided (Used) by Operating
Activities:
  Depreciation, depletion and amortization      103,369       119,384
  Allowance for bad debt                         17,233
 Changes in Operating Assets and Liabilities:
  Decrease (increase) in accounts receivable   (574,049)       42,887
  Decrease (increase) in work in process        (24,527)      (86,216
  Decrease (increase) in inventory                               (400)
  Increase (decrease) in accounts payable       (46,036)        5,165
  Increase (decrease) in accrued expenses         6,855       (31,339)

   Net Cash Provided (Used) by Operating
   Activities                                  (640,874)       81,130

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                           (55,294)
Purchase of pipeline                                           (1,512)
Purchase of oil and gas properties             (167,404)       (6,000)

   Net Cash Provided (Used) by Investing
   Activities                                  (222,698)       (7,512)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable                       (11,439)      (81,535)
Sale of common stock                            527,600
Proceeds from borrowing                          55,926

    Net Cash Provided (Used) by Financing
    Activities                                  572,087       (81,535)

NET INCREASE IN CASH                          ($291,485)      ($7,917)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                             427,314        58,101
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                  $135,829      $ 50,184

CASH PAID FOR

Interest                                        $38,798      $191,184
Income taxes                                        -             -

NON-CASH FINANCING ACTIVITIES:


The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
              Notes to the Consolidated Financial Statements
                   January 31, 2000 and January 31, 2001

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