Form 10QSB/A
period 2000-10-31
MILLER PETROLEUM INC
filed 2001-05-21
CIK 785968

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB/A


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


                            MILLER PETROLEUM, INC.
                         Consolidated Balance Sheets
                                  ASSETS

                                           October 31,      April 30,
                                              2000           2000
                                            Unaudited
CURRENT ASSETS

Cash                                      $  427,314      $   39,556
Accounts receivable - trade-, net            325,508         781,311
Inventory                                    481,549         484,549
Work in process                              175,091
Prepaid expenses                                              27,988

     Total Current Assets                  1,409,461       1,333,404

FIXED ASSETS

Machinery and equipment                    1,286,450       1,343,962
Vehicles                                     432,132         326,916
Buildings                                    313,335         313,335
Office Equipment                              82,064          76,270
Less: accumulated depreciation              (840,637)       (833,519)

    Total Fixed assets                     1,273,344       1,226,964

OIL AND GAS PROPERTIES                       750,764       2,311,825

PIPELINE FACILITIES                          370,848         411,906

OTHER ASSETS

Land                                         511,500        511,500
Investments                                      500            500
Organization Costs                               119            178

    Total Other Assets                       512,119        512,178

TOTAL ASSETS                              $4,316,536      $5,796,277

                LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                    $260,279       $402,330
Accrued expenses                              58,992         50,795
Notes payable - current portion              504,761      2,418,566

    Total Current Liabilities                824,032      2,871,691

LONG-TERM LIABILITIES

Notes payable - related                       99,601        127,652
Notes payable                              1,225,235      1,269,148

    Total Long-Term Liabilities            1,324,836      1,396,800

    Total Liabilities                      2,148,868      4,268,491

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

 The accompanying notes are an integral part of these consolidated financial statements

                          MILLER PETROLEUM, INC.
                   Consolidated Statement of Cash Flows
                                (UNAUDITED)

                                             Three Months   Six Months
                                                       Ended
                                                 October 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                              $ 61,270     $134,382
Adjustments to Reconcile Net Income to
Net Cash Provided (Used) by Operating
Activities:
  Depreciation, depletion and amortization       78,443       174,946
  Allowance for bad debt                         17,233        17,233
  Common stock issued for services                              5,500
Changes in Operating Assets and Liabilities:
  Decrease (increase) in accounts receivable  1,845,301       438,571
  Decrease (increase) in inventory                3,000         3,000
  Decrease (increase) in work in process        (30,279)     (175,091)
  Decrease (Increase) in organizational costs                      59
  Decrease (Increase) in prepaid expenses        13,994        27,988
  Increase (decrease) in accounts payable       (24,042)     (142,051)
  Increase (decrease) in prepaid expenses         (13,994)    (27,988)
  Increase (decrease) in accrued expenses        (6,057)        8,197

   Net Cash Provided (Used) by Operating
   Activities                                 1,958,863       492,734

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                          (156,767)     (211,211)
Purchase of oil and gas properties             (123,163)     (262,497)

   Net Cash Provided (Used) by Investing
   Activities                                   (279,930)     (473,708)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable                      (1,956,917)   (2,074,464)
Sale of common stock                              550,000       595,000
Repurchase of common stock                         (5,000)      (95,000)
Proceeds from borrowing                            53,390        88,695
Sale of Oil and Gas Properties                           1,757,031
Sale of Equipment                                                97,470

    Net Cash Provided (Used) by Financing
    Activities                                ($1,358,527)     $368,732

NET INCREASE IN CASH                             $320,406      $387,758
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                               106,908        39,556
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                    $427,314      $427,314

CASH PAID FOR

Interest                                          $54,533      $152,386
Income taxes                                       -             -

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services                                $ 5,500

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

                                                  MILLER PETROLEUM, INC.


          Date: May 21, 2001                        By: /s/ Deloy Miller
                ------------                          ------------------
                                                   Deloy Miller, CEO and
                                                   Director



          Date: May 21, 2001                         By: /s/ Lawrence L. LaRue
               --------------                            ---------------------
                                                       Lawrence L. LaRue,
                                                        Secretary/Treasurer
                                                        and Director


          Date: May 21, 2001                      By: /s/ Herman Gettelfinger
                ------------                          ----------------------
                                                   Herman Gettelfinger
                                                   Director