Form 10KSB/A
period 2000-04-30
MILLER PETROLEUM INC
filed 2001-05-29
CIK 785968

U. S. Securities and Exchange Commission
                              Washington, D. C.  20549

                                      FORM 10-KSB/A-2

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

Recent Sales of Unregistered Securities.
----------------------------------------

          We have sold the following "restricted securities" during the three fiscal years ended April 30, 2001:

Common Stock.
-------------


                                                         Aggregate
Name or Group          Number of Shares        Date      Consideration
-------------          ----------------        ----      -------------


Herman Gettelfinger        36,364             4/2/98     Bonus for services
                                                         valued at $1.10 per
                                                         share

Herman Gettelfinger        29,037             4/2/98     Payoff of $43,555
                                                         note payable

W. Baxter Lee, III        100,000             8/4/98     $218,750

James D. Lackie            50,000             8/4/98     $109,375
Profit Sharing Plan

Five accredited            60,500           10/19/98     $121,000
investors

Target Market              10,000            12/4/98     Services valued at
Development, Inc.                                        $1.80 per share

Don R. Miller              10,000           12/14/98     Services valued at
                                                         $1.80 per share

20 employees                2,000           12/14/98     Services valued at
                                                         $1.80 per share

Six accredited             28,556           12/18/98     $ 51,400.80
investors

Five employees             14,433            1/29/99     Services valued at
                                                         $1.80 per share

M. E. Ratliff              25,000            6/11/99     $ 25,000

Charles E. Quin, Sr.        3,135            7/29/99     $  5,000

M. E. Ratliff             150,000            9/14/99     $150,000

Charles Barker              1,000            9/14/99     Services valued at
                                                         $1.00 per share

Lawrence La Rue            10,000            2/16/00     Services valued at
                                                         $1.00 per share

Jeff Brockman               3,000            7/18/00     Services valued at
                                                         $1.00 per share

Lori Ann Nunn               2,500            7/18/00     Services valued at
                                                         $1.00 per share

Raymond D. Cohn            50,000            7/18/00     $ 45,000

13 investors              475,000           11/10/00     $475,000

Richard Belz               25,000           12/18/00     $ 25,000

Raymond D. Cohn            50,000           12/18/00     $ 50,000

Three accredited          525,000           12/18/00     $525,000
investors

16 employees                3,200           12/21/00     Services valued at
                                                         $1.00 per share

Terry Goff                 23,000             3/7/01     One Energy Industries
                                                         compressor package

     (1) Issued on various dates during our fiscal year ended April 30, 1998.

     (2) The Company issued warrants to purchase up to 688,000 shares of common stock, as partial consideration for a loan in the amount of $860,000. See the caption "Certain Relationships and Related Transactions."

     (3) Issued on various dates during our fiscal year ended April 30, 1999.

     (4) Our Board of Director's consent accepting subscriptions was signed December 12, 2000, but the Subscription Agreements were signed over a period of three months.


          We issued all of these securities to persons who were either "accredited investors," or "sophisticated investors" who, by reason of relationship to us, education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our company; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D thereof and from various similar state exemptions.

          We have taken the following factors into account in determining the valuations of these shares: (i) the fact that the shares are "restricted";
(ii) the limited market for our common stock on the OTC Bulletin Board of the NASD; (iii) the low book value per share ($0.313 at January 31, 2001); and
(iv) our history of financial losses ($936,193 and $483,295 during the fiscal years ended April 30, 1999, and 2000, respectively).

Warrants.
---------



Raymond Cohn               12,500          8/10/00                     (1)

Daniel Page             1,000,000         10/11/00                     (2)

Basic Investors, Inc.     100,000         12/08/00                     (3)

Lawrence L. LaRue          12,500         12/15/00                     (4)

Teresa Cotton               5,000         12/15/00                     (4)

Gary Bible                  6,000          1/09/01                     (4)


     (1) These warrants were granted to Mr. Cohn as partial consideration for his purchase of 50,000 "unregistered" and "restricted" shares of our common stock, as discussed under the heading "Common Stock," above. These warrants are exercisable at a price of $1.00 per share, and expire on July 17, 2003. During the third year of the warrants, Miller Petroleum may call them at a price of $0.001 per warrant at any time that its common stock has traded at $2.00 for 30 consecutive days, with volume of not less than 5,000 shares per day.

     (2) Granted to Mr. Page for his service as an investor relations consultant. The warrants are exercisable for a period of two years, commencing August 3, 2000. The first 250,000 warrants are exercisable at a price of $1.00 per share; the next 250,000 warrants are exercisable at $1.50 per share; and the two remaining 250,000 share tranches are exercisable for $2.00 per share and $2.50 per share, respectively. The warrants may be exercised in lots of 25,000 or more.

     (3) Granted to Basic Investors for its service as a business consultant from December 8, 2000, until February 1, 2001. The warrants are exercisable at a price of $2.00 per share and may be called if Miller Petroleum's common stock trades at 150% of the exercise price for five consecutive days.

     (4) Granted as bonuses to: Mr. LaRue, the Secretary/Treasurer and a director; Ms Cotton, an employee; and Mr. Bible, a Vice President. Each of these warrants is exercisable at a price of $1.00 per share. Mr. LaRue's and Ms. Cotton's warrants expire on December 15,2003, and Mr. Bible's warrants expire January 9, 2004. During the third year of the warrants, Miller Petroleum may call them at a price of $0.001 per warrant at any time that its common stock has traded at $2.00 for 30 consecutive days, with volume of not less than 5,000 shares per day.

          We issued all of these securities to persons who were either "accredited investors," or "sophisticated investors" who, by reason of relationship to us, education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our company; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities Exchange Act of 1934 and from various similar state exemptions.

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

Item 7.  Financial Statements.
------------------------------

                     MILLER PETROLEUM, INC.

               CONSOLIDATED FINANCIAL STATEMENTS

                    April 30, 2000 and 1999

                            CONTENTS


Report of Independent Certified Public Accountants         F-2

Consolidated Balance Sheet                                 F-3

Consolidated Statements of Operations                      F-5

Consolidated Statements of Stockholders' Equity            F-6

Consolidated Statements of Cash Flows                      F-8

Notes to the Consolidated Financial Statements         F-10-22

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


Charles M. Stivers
Certified Public Accountant
Manchester, Kentucky

September 26, 2000

                     MILLER PETROLEUM, INC.
                   Consolidated Balance Sheet


                             ASSETS

                            April 30                   April 30
                              2000                       1999

CURRENT ASSETS

Cash                        $     39,556            $     62,438

Accounts receivable -
 trade net (Note 1)              781,311                 317,403

Inventory (Note 1)               484,549                 472,586

Prepaid expenses                  27,988                  25,274

   Total Current Assets        1,333,404                 877,701
FIXED ASSETS (Note 1)

Machinery and equipment        1,343,962               1,568,038

Vehicles                         326,916                 316,862

Buildings                        313,335                 313,335

Office equipment                  76,270                  75,311

Less:
 accumulated depreciation       (833,519)               (719,886)

   Total Fixed Assets          1,226,964               1,553,660

OIL AND GAS PROPERTIES
 (Notes 2 and 7)               2,311,825               2,502,648

(On the basis of successful
 efforts accounting)

PIPELINE FACILITIES (Note 3)     411,906                 458,997

OTHER ASSETS

Land                             511,500                 511,500

Investments                          500                     500

Organization Costs                   178                     178

   Total Other Assets            512,178                 512,178

TOTAL ASSETS                $  5,796,277            $  5,905,184


The accompanying notes are an integral part of these consolidated financial statements.

                     MILLER PETROLEUM, INC.
                  Consolidated Balance Sheet
             LIABILITIES AND STOCKHOLDERS' EQUITY

                            April 30                   April 30
                  2000                     1999

CURRENT LIABILITIES

Accounts payable - trade    $      402,330          $    335,207

Accrued expenses                    50,795                48,040

Notes payable -
current portion (Note 4)         2,636,835               586,256
   Total Current Liabilities     3,089,960               969,503
LONG-TERM LIABILITIES

Notes payable -
related (Notes 4 and 5)             35,633               134,738

Notes payable (Note 4)           1,142,898             2,980,862

Total Long-Term Liabilities      1,178,531             3,115,600

   Total Liabilities             4,268,491             4,085,103

STOCKHOLDER'S EQUITY

Common Stock: 500,000,000
 shares authorized at
 $0.0001 par value,
 7,100,691 and 6,921,556
 shares issued and outstanding         711                   692

Additional paid-in capital       2,462,138             2,271,157

Retained earnings                 (935,063)             (451,768)

 Total Stockholder's Equity      1,527,786             1,820,081

   TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY     $    5,796,277          $  5,905,184


The accompanying notes are an integral part of these consolidated financial statements.

                         MILLER PETROLEUM, INC.
                  Consolidated Statements of Operations


                                     For the Years Ended
                                           April 30,
                               2000                    1999

REVENUES

 Oil and gas revenue        $  863,422              $   742,920

 Service and
  drilling revenue             431,980                1,175,033

 Retail sales                   44,497                   49,707

 Other revenue                 573,244                   39,752

     Total Revenue           1,913,143                2,007,412

COSTS AND EXPENSES

 Cost of oil and gas sales     785,553                1,195,456

 Selling, general
  and administrative           384,653                  582,025

 Salaries and wages            399,165                  448,635

 Depreciation, depletion
 and amortization              479,472                  387,072

  Total Costs and Expenses   2,048,843                2,613,188

INCOME (LOSS)
FROM OPERATIONS               (135,700)                (605,776)

OTHER INCOME (EXPENSE)

 Interest income                 6,444                   14,370

 Interest expense             (354,039)                (344,787)

  Total Other Income
  (Expense)                   (347,595)                (330,417)

INCOME TAXES (Note 1)               -                        -

NET INCOME (Loss)           $ (483,295)             $  (936,193)

NET INCOME PER SHARE        $    (0.06)             $     (0.14)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING          7,012,110                6,753,268

The accompanying notes are an integral part of these consolidated financial statements.

                       MILLER PETROLEUM, INC.
           Consolidated Statements of Stockholders' Equity

                                                     Additional
                         Common Shares                Paid-in
          Shares      Amount             Capital

Balance,
 April 30, 1998         6,646,067   $     666    $    1,705,080
Common stock
 issued for cash
 at $2.19 per share       150,000          15           328,110
Common stock
 issued for cash
 at $2.00 per share        60,500           5           120,994
Common stock
 issued for cash
 at $1.80 per share        28,556           3            51,397
Common stock
issued for services
at $1.80 per share         36,433           3            65,576
Net loss for
 the year ended
 April 30, 1999                -            -                -
Balance,
 April 30, 1999         6,921,556     $   692       $  2,271,157

                       MILLER PETROLEUM, INC.
           Consolidated Statements of Stockholders' Equity
                           (Continued)

                                          Note
                                       Receivable
                         Retained         From
                         Earnings      Stockholder    Total
Balance,
 April 30, 1998         $ 484,425           -        $ 2,190,171

Common Stock
 issued for cash
 at $2.19 per share           -             -            328,125

Common stock
 issued for cash
 at $2.00 per share           -             -            120,999

Common stock
 issued for cash
 at $1.80 per share           -             -             51,400

Net loss for
 the year ended
 April 30, 1999         $(936,193)          -        $ 1,820,081


The accompanying notes are an integral part of these consolidated financial statements.

                       MILLER PETROLEUM, INC.
           Consolidated Statement of Stockholders' Equity


                                        Additional
                              Common  Shares           Paid-in
                            Shares        Amount        Capital

Balance
 April 30, 1999              6,921,556   $   692   $   2,271,157
Common stock
 issued for cash at
 at $1.00 per share            185,000        19         184,981

Common stock
 issued for cash
 at $1.59 per share              3,135         -           5,000
Common stock
 issued for services
 at $1.00 per share              1,000         -           1,000
Net loss for the
 year ended
 April 30, 2000                     -          -              -

Balance,
 April 30,2000               7,110,691   $   711   $   2,462,138


                         MILLER PETROLEUM, INC.
         Consolidated Statement of Stockholder's Equity
                           (Continued)

                                            Note
                                         Receivable
                           Retained        From
                           Earnings      Stockholder   Total

Balance,
 April 30, 1999            $  (451,768)     0      $   1,820,081
Common Stock
 issued for cash at
 $1.00 per share                    -       -            185,000

Common stock
 issued for cash at
 $1.59 per share                    -       -              5,000

Common stock
 issued for services
 at $1.00 per share                 -       -              1,000

Net loss for the
 year ended
 April 30, 2000               (483,295)     -           (483,295)

Balance,
 April 30, 2000            $ (935,063)   $  0      $   1,527,786


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

Adjustments to Reconcile

Net Income to Net Cash
 Provided (Used) by
 Operating Activities:

   Depreciation, depletion
   and amortization                      479,472      387,072

   Allowance for bad debt                 20,533       22,938

   Common stock issued
    for services                           1,000       65,579

   Disposition of
   Equipment and Property                      0       14,420

Changes in Operating Assets
 and Liabilities:

   Decrease (increase)
   in accounts receivable               (484,441)      (7,090)

   Decrease (increase) in inventory      (11,963)      34,685

   Decrease (increase) in
    organization costs                         0           45

   Increase (decrease) in
    accounts payable                      67,123      145,473

   Increase (decrease) in
    accrued expenses                       2,755       11,043

Net Cash Provided (Used)
 by Operating Activities                (408,816)    (262,028)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of Equipment                   (11,013)    (227,914)

 Change in  investments                        0       16,284

 Purchase of oil and gas properties      (47,792)    (483,350)

 Sale of Equipment                       224,076            0

 Purchase of pipeline                     (2,239)    (446,325)

     Net Cash Provided (Used)
     by Investing Activities             163,032   (1,141,305)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Payments on Notes Payables             (384,812)  (1,392,730)

 Sale of common stock                    190,000      500,524

 Proceeds from borrowings                417,714    2,291,268

     Net Cash Provided (Used) by
      Financing Activities             $ 222,902  $ 1,399,062


The accompanying notes are an integral part of these consolidated financial statements

                       MILLER PETROLEUM, INC.
                Consolidated Statements of Cash Flows


                                       For the Years Ended
                                            April 30,
                                       2000            1999
NET INCREASE (DECREASE) IN CASH        $  (22,882)   $  (4,271)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                         62,438       66,709

CASH AND CASH EQUIVALENTS,
 END OF YEAR                           $   39,556    $  62,438

CASH PAID FOR:

 Interest                              $ (354,039)   $(344,787)

 Income Taxes                          $       -     $      -

NON-CASH FINANCING ACTIVITIES:

 Common stock issued for services      $   1,000     $  65,579


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

The Subsidiaries
----------------

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

                       MILLER PETROLEUM, INC.
           Notes to the Consolidated Financial Statements
                       April 30, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

b.  Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The successful efforts method of accounting is used for oil and gas property acquisitions, exploration and production activities as defined by the Securities and Exchange Commission, whereby all costs incurred in connection with the properties, productive or nonproductive, are capitalized. Capitalized costs related to proved properties and estimated future costs to be incurred in the development of proved reserves are amortized using the unit-of-production method. Capitalized costs are tested whenever events or changes in circumstances indicate the carrying amount may not be recoverable by comparison to the present value of future net revenues from proved reserves. Any capitalized costs in excess of the present value of future net revenues from proved reserves, adjusted for the cost of certain unproved properties, are expensed in the year in which such an excess occurs. The Company has elected an April 30 year end.

c.  Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of.

Management believes that none of its long-lived assets are impaired, and the accompanying financial statements reflect no charges or allowances for impairment.

d.  Income per Share of Common Stock

The income per share of common stock is based on the weighted average number of shares issued and outstanding during the year.

e.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

f.  Principles of Consolidation

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

g.  Fixed Assets

Fixed assets are stated at cost. Depreciation and amortization are computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

The estimated useful lives are as follows:


                                Lives
              Class                         (Years)
---------------------------------------------------------------

             Building                          40
       Machinery and equipment                 5-10
             Vehicles                          5-7
          Office equipment                     5

Depreciation expense for the years ended April 30, 2000 and 1999 was $240,857 and $200,727 respectively.

h.  Revenue Recognition

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

The Company records imbalances based on amounts received and classifies the imbalances as adjustments to the trade accounts receivable or trade accounts payable, as appropriate. For the years ended April 30, 2000 and 1999 the gas imbalances were not material.

i.  Accounts Receivable

Accounts receivable are presented at net realizable value. Accounts receivable are net of an allowance for doubtful accounts of $20,533 at April 30, 2000.

                       MILLER PETROLEUM, INC.
           Notes to the Consolidated Financial Statements
                       April 30, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

j.  Inventory

Inventory consists of used equipment which is purchased by the Company for resale. When purchases are made by the Company the cost is applied only to
the marketable portion of the equipment.   The inventory balance was $484,549
at April 30, 2000.

k.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liability at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

l.  Reclassification

Certain April 30, 1999 balances have been reclassified to conform with the April 30, 2000 financial statement presentation.

m.  Major Customers

Miller Petroleum Inc. depends upon local purchasers of hydrocarbon in the areas where their properties are located. They have five major customers. The loss of one or more purchasers may substantially reduce their sales and ability to operate profitably.

n.  Comprehensive Income

There were no comprehensive income.

o.  New Accounting Pronouncements

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

p.  Income taxes

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

NOTE 3 - OIL AND GAS PROPERTIES - PIPELINE FACILITIES

The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill
exploratory wells that do not find proved reserves, geological     and
geophysical costs, and costs carrying and retaining unproved properties are expensed. The Company amortizes the oil and gas properties using the unit-of-production method. The Company capitalized $47,792 of oil and gas properties for the year ended April 30, 2000 and recorded $238,615 and $186,346 of amortization expense for the years ended April 30, 2000 and 1999, respectively.

                       MILLER PETROLEUM, INC.
           Notes to the Consolidated Financial Statements
                       April 30, 2000 and 1999


NOTE 4 - LONG-TERM DEBT

The Company had the following debt obligations at April 30, 2000:


                                         April 30,
                                                         2000
                                                      ---------

Line of credit with Bank One of Texas secured
by oil and gas properties and corporate assets,
principle paid at $20,000 per month bearing a
prime + 2% interest rate due on May 18, 2000.          1,840,000

Note payable to Individual unsecured at 7.00%
interest with principle payments of  92,079 due
yearly in January with the final due date in
January of 2002.                                         127,652

Note payable to First National Bank of Oneida
secured by equipment bearing interest at 9.00%
due on May 17, 2000.                                     216,788

Note payable to First National Bank of Oneida
secured by stock at 9.50% due on June 9, 2000.           250,000

Note payable to Individual bearing interest at
8.00% and requiring interest payments quarterly
with principle due in January of 2006.                   860,000

Note payable to Individual bearing interest at
8.00% with principle due in December 2005.               180,000

Balance Forward                                     $  3,474,440

                       MILLER PETROLEUM, INC.
           Notes to the Consolidated Financial Statements
                       April 30, 2000 and 1999


NOTE 4 - LONG-TERM DEBT

The Company had the following debt obligations at April 30, 2000 (Continued):

                                                      April 30,
                                                        2000
                                                      ---------
Balance Forward                                     $  3,474,440

Line of credit payable to First National Bank
of the Cumberlands secured by equipment and
inventory bearing interest at 10.50% due
on demand on April 30, 2004.                             105,552

Note payable to Community Trust Bank secured
by real property bearing interest at 8.50%
requiring monthly principle and interest
payments of $1,389 due in April 2004.                    128,623

Notes payable to a company secured by a
working interest in oil wells bearing no
interest and due in May 2000                             106,751

         Total notes payable                           3,815,366
          Less current maturities                     (2,636,835)

         Notes payable - long-term                   $ 1,178,531

  Maturities of long-term debt are as follows:

 Year Ending April 30,                                 Amount
---------------------                                 --------
2000                                                 $ 2,636,835
2001                                                      61,358
2002                                                      25,725
2003                                                      25,725
2004 and thereafter                                    1,065,723
                      Total                          $ 3,815,366

                       MILLER PETROLEUM, INC.
           Notes to the Consolidated Financial Statements
                       April 30, 2000 and 1999

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has a note payable to Sharon Miller (Deloy Miller's wife a major stockholder), for $127,652 at April 30, 2000. The note is payable with principle payments of $92,019 due annually and bears interest at 7% per annum.

The note is for the purchase of property located in Huntsville, Tennessee and currently houses the principal executive offices, shop and equipment yard. The appraisal of the property was $550,000. The company paid $82,470 cash, assumed a $39,906 note payable with the First National Bank of Oneida, and issued a note payable to Mrs. Miller for $377.624.

The Company issued a note receivable of $860,000 on December 16, 1997 at 8% with a seven year term to Baxter Lee, III, of Knoxville, Tennessee. This note receivable was issued to raise working capital.

NOTE 6 - WARRANTS

The Company issued 688,000 warrants to Baxter Lee III. The warrants were issued along with the note receivable dated March 16, 1998 and can be exercised during the term of the note receivable will be maintained.

On August 10, 2000, the company issued 12,500 warrants to Raymond R. Cohn, a stockholder. The warrants are exercisable for 12,500 shares of common stock at $1.00, for a period of three years.

The warrants are callable during the third year at a price of $0.001 per warrant, traded at $2.00 for 30 consecutive days at no less than 5,000 shares per day.

All warrants must be adjusted in the event of any forward or reverse split of outstanding common stock. The warrants have no voting rights or liquidation preferences, and unless exercised in accordance with the particular warrant.

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

                        MILLER PETROLEUM, INC.
            Notes to the Consolidated Financial Statements
                        April 30, 2000 and 1999

             (2)   Costs Incurred in Oil
                   and Gas Property Acquisition,
                   Exploration, and Development
                   Activities

                                         For the
                                                    Year Ended
                                                     April 30,
                                                        2000
                                                   ------------

Acquisition of Properties Proved and Unproved        $        0
            Exploration Costs                                 -
            Development Costs                            47,792

            Total                                    $   47,792


Note 7 - S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

             (3) Results of Operations for
                 Producing Activities


                                          April 30,
                                       2000                1999

Production revenues              $   1,295,402     $   1,917,953

Production costs                       785,553         1,195,456

Depreciation and depletion             186,346           219,131

Results of operations for
producing activities
(excluding corporate overhead
and interest costs)              $     323,503     $     503,366

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

     NOTE 7 - S.F.A.S. SUPPLEMENTAL DISCLOSURES (Unaudited)

                              Oil (bbls)               Gas (Mcf)
                              ----------               ---------
Proved reserves
  Balance, May 1, 1999          120,151                9,443,127

  Discoveries and extensions           -               5,409,000

  Acquisitions of proved reserves      -                       -

  Revisions of previous estimates      -                       -

  Productions                      5,968                 294,292
     Balance, April 30, 2000     294,188               8,197,450

Proved developed producing
   reserves at April 30, 2000    120,540               2,034,416

Proved developed producing
    reserves at April 30, 1999    92,250               3,607,828

                       MILLER PETROLEUM, INC.
           Notes to the Consolidated Financial Statements
                       April 30, 2000 and 1999

NOTE 7 - S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

In addition to the proved developed producing oil and gas reserves reported in the geological and engineering reports, the Company holds ownership interests in various proved - undeveloped properties. The reserve and engineering reports performed for the Company by Coburn Petroleum Engineering of Tulsa, Oklahoma, an independent engineering consulting firm reflect additional proven reserves equal to approximately 4 Bcf of natural gas for these undeveloped properties. Although wells have been drilled and completed in each of these four properties, certain production and pipeline facilities must be installed before actual gas production will be able to commence. The most recent development plan for these properties indicates that facilities installation and commencement of production will be in 2001. However, such timing as well as the actual financing arrangements that will be secured by the Company are uncertain at this time. Therefore, these proven undeveloped reserves are not being inclued in the presentation of the oil and gas reserves at April 30, 2000, nor are such reserves being considered in calculating depreciation, depletion and amortization expense for the year based on the April 30, 2000 balance of the proven developed producing reserves set forth above.

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved developed reserves for the years ended April 30, 2000 and 1999. Estimated future cash flows were based on a reserves evaluation from Coburn Petroleum Engineering. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at April 30, 2000 and 1999, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgement on the potential value of the Company's recoverable reserves or in estimating future results to operations.

                       MILLER PETROLEUM, INC.
           Notes to the Consolidated Financial Statements
                       April 30, 2000 and 1999

NOTE 7 - S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

Standardized measures of discounted future net cash flows:

                                         April 30,
                   2000                 1999
Future cash flows               $  26,552,579       $ 22,225,310

Future production costs
and taxes                          (2,992,328)        (7,056,817)

Future development costs             (890,000)        (3,456,000)

Future income tax expense          (2,587,009)        (1,749,631)

Future cash flows before
 income taxes                      20,083,242          9,962,862

Discount at 10% for timing
 of cash flows                    (12,906,347)        (5,862,410)

Discounted future net cash flows
 from proved reserves            $  7,176,895       $  4,100,452
Of the Company's total proved reserves as of April 30, 2000 and 1999, approximately 26% and 41%, respectively, were classified as proved developed producing, 1% and 8%, respectively, were classified as proved developed non-producing and 73% and 51%, respectively, were classified as proved
undeveloped.   All of the Company's reserves are located in the continental
United States.

The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves for April 30, 2000 and 1999.

                           April 30,
                                  2000              1999

Balance, beginning of year      $ 4,100,452         $ 4,157,108

Sales, Net of production costs
  and taxes                          (5,098)             (7,225)

Discoveries and extensions            2,340               1,205

Changes in prices and production
  costs                           8,391,758           6,398,217

Revisions of quantity estimates  (7,083,044)         (2,830,000)

Development costs incurred           47,792             483,350

Net changes in income taxes        (837,378)         (1,103,907)

Changes in future development
costs                             2,566,000          (3,004,676)

Changes in production rates
and other                            (5,927)              6,380

Balances, end of year           $ 7,176,895         $ 4,100,452

                         MILLER PETROLEUM, INC.
               Notes to the Consolidated Financial Statements
                        April 30, 2000 and 1999

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves.
The average prices used at April 30, 2000 and 1999 were $21.75 and $15.00 per barrel of oil and $2.28 and $2.18 per mcf gas, respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

Operating costs and production taxes are estimated based on current costs with respect to producing gas properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions.

Income tax expense is computed based on applying the appropriate statutory tax rate to the excess of future cash inflows less future production and development costs over the current tax basis of the properties involved, less applicable carryforwards, for both regular and alternative minimum tax.

The future net revenue information assumes no escalation of costs or prices, except for gas sales made under terms of contracts which include fixed and determinable escalation. Future costs and prices could significantly vary from current amounts and, accordingly, revisions in the future could be significant.

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

                                             MILLER PETROLEUM, INC.


Date: 5-25-01                                By /s/ Deloy Miller
     ----------------                          ---------------------------
                                               Deloy Miller, CEO and
                                               Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                             MILLER PETROLEUM, INC.


Date: 5-25-01                                By /s/ Deloy Miller
     ----------------                          ---------------------------
                                               Deloy Miller, CEO and
                                               Director


Date: 5-25-01                                By /s/ Lawrence LaRue
     ----------------                          ---------------------------
                                               Lawrence LaRue, Secretary/
                                               Treasurer and Director

Date: 5-25-01                                By /s/ Herman Gettelfinger
     ----------------                          ---------------------------
                                               Herman Gettelfinger, Director