Form 10QSB/A
period 2000-10-31
MILLER PETROLEUM INC
filed 2001-06-06
CIK 785968

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB-A2


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


                            MILLER PETROLEUM, INC.
                    Consolidated Statements of Operations
                                (UNAUDITED)



                         Three Month   Six Months   Three Month    Six Months
                                   Ended                      Ended
                              October 31, 2000          October 31, 1999


REVENUES
  Service and
  drilling revenue    $ 655,342     $1,177,290     $   99,425   $   190,945

  Oil and
  gas revenue           183,355        345,371        222,026       425,854

  Retail sales              135          1,126         38,304        40,069

  Other revenue           1,500        125,404         75,380        78,533

    Total Revenue       840,332      1,649,191        435,135       735,401

COSTS AND EXPENSES
  Cost of oil
  and gas sales         345,484        599,111        129,354       199,844

  Selling, general
  and administrative    131,210        237,950         79,539       166,759

  Salaries and wages    169,856        350,993        167,147       348,050

  Depreciation,
  depletion
  & amortization         78,443        174,946        124,600       234,309

    Total Costs
    and Expenses        724,993      1,363,000        500,640       948,962

INCOME (LOSS)
 FROM OPERATIONS        115,339        286,191        (65,505)     (213,561)

 OTHER INCOME
  (EXPENSE)

  Interest income           464            577          2,332         4,141

  Interest expense      (54,533)      (152,386)       (88,319)     (180,222)

    Total Other
    Income (Expense)    (54,069)      (151,809)       (85,987)     (176,081)

INCOME TAXES                  0              0              0             0

NET INCOME
(LOSS)                   61,270        134,382       (151,492)     (389,642)

NET EARNING
(LOSS) PER SHARE           0.01           0.02          (0.02)       (0.06)

 WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING          7,392,124      7,116,191      7,025,191    6,982,229


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

 The accompanying notes are an integral part of these consolidated financial statements



                            MILLER PETROLEUM, INC.
                     Consolidated Statement of Cash Flows
                                 (UNAUDITED)


                            Three Months Six Months   Three Month  Six Months
                                     Ended                      Ended
                                 October 31, 2000         October 31, 1999


CASH FLOWS FROM OPERATING
 ACTIVITIES:

   Net income (loss)       $     61,270    $  134,382  ($151,492) ($389,642)

   Adjustments to
   Reconcile Net Income
   to Net Cash Provided
   (Used) by Operating
   Activities:

     Depreciation,
     depletion and
     amortization                78,443       174,946    124,600    234,309

     Allowance for
      bad debts                  17,233        17,233

     Common stock
     issued for services                        5,500      1,000      1,000

  Changes in Operating
   Assets and Liabilities:

   Decrease (increase)
   in accounts receivable     1,845,301       438,571    (17,761)    (6,132)

   Decrease (Increase)
   in prepaid expenses           13,994        27,988     12,637     25,274

   Decrease (increase)
   in inventory                   3,000         3,000                  (914)

   Decrease (increase)
   in work in process           (30,279)     (175,091)

   Decrease (increase)
   in organizational costs                         59

   Increase (decrease)
   in accounts payable          (24,042)     (142,051)     3,150   (130,448)

   Increase (decrease)
   in accrued expenses           (6,057)        8,197    (64,347)    56,271

    Net Cash Provided (Used)
    by activities             1,958,863       492,734    (92,213)  (210,282)

CASH FLOWS FROM
 INVESTING ACTIVITIES:

   Purchase of equipment       (156,767)     (211,211)                 (250)

   Sale of Oil and
   Gas Properties                           1,757,031

   Sale of Equipment                           97,470

   Purchase of oil and
   gas properties              (123,163)     (262,497)   (36,800)   (36,800)

    Net Cash Provided
    (Used) by Investing
     activities                (279,930)    1,380,793    (36,800)   (37,050)

CASH FLOWS FROM
FINANCING ACTIVITIES:

   Payments on
   notes payable             (1,956,917)   (2,074,464)   (79,222)  (104,719)

   Sale of common stock         550,000       595,000    150,000    180,000

   Repurchase of
   common stock                  (5,000)      (95,000)

   Proceeds from borrowings      53,390        88,695     57,348    167,714

    Net Cash Provided (Used)
    by Financing activities ($1,358,527)  ($1,485,769)  $128,126   $242,995

NET INCREASE IN CASH           $320,406      $387,758      ($887)   ($4,337)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD            106,908        39,556     58,988     62,438

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                 $427,314      $427,314    $58,101    $58,101

 CASH PAID FOR

  Interest                     ($54,533)    ($152,386)  ($88,319) ($180,223)

  Income taxes                       -             -          -          -

NON-CASH FINANCING ACTIVITIES:

  Common stock
  issued for services                          $5,500     $1,000     $1,000


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

Results of Operations
---------------------

Three Months Ended October 31, 2000.
------------------------------------

          The Company had total revenues of $840,332 for the three months ended October 31, 2000, up from $435,135 in revenues recognized during the three months ended October 31, 1999. This increase resulted primarily from an increase in service and drilling revenue to $655,342, from $99,425 in the prior year period. This increase in service and drilling revenue is principally due to the successful drilling program it commenced in Campbell, Claiborne and Hancock Counties, Tennessee, in 2000.

          During the three months ended October 31, 2000, the Company's costs and expenses increased to $724,993, from $500,640 during the year-ago quarterly period. However, due principally to our increased service and drilling revenue, net income was $61,270, as compared to a net loss of ($151,492) during the three months ended October 31, 1999.

Six Months Ended October 31, 2000.
----------------------------------

During the six months ended October 31, 2000, we received total revenues of $1,649,191, as compared to total revenues of $735,401 during the six months ended October 31, 1999. Costs and expenses increased to $1,363,000, from $948,962 in the year-ago period, and our net income during those periods was $134,382 and ($389,642), respectively.

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

                                        MILLER PETROLEUM, INC.


Date: 6/06/01                           By: /s/ Deloy Miller
      ------------                          ----------------
                                           Deloy Miller, CEO and Director


Date: 6/06/01                           By: /s/ Lawrence L. LaRue
      ------------                         ----------------------
                                          Lawrence L. LaRue,
                                          Secretary/Treasurer and Director


Date: 6/06/01                           By: /s/ Herman Gettelfinger
      ------------                          -----------------------
                                            Herman Gettelfinger, Director