Form 10QSB/A
period 2001-01-01
MILLER PETROLEUM INC
filed 2001-06-06
CIK 785968

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB-A3


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

                            MILLER PETROLEUM, INC.
                         Consolidated Balance Sheets
                                  ASSETS

                                           January 31,      April 30,
                                              2001           2000

CURRENT ASSETS

Cash                                       $ 135,829      $   39,556
Accounts receivable - trade-, net            882,323         781,311
Inventory                                    481,549         484,549
Work in process                              199,617
Prepaid expenses                                              27,988

     Total Current Assets                  1,699,618       1,333,404

FIXED ASSETS

Machinery and equipment                    1,330,748       1,343,962
Vehicles                                     438,851         326,916
Buildings                                    313,335         313,335
Office Equipment                              86,343          76,270
Less: accumulated depreciation              (887,695)       (833,519)

    Total Fixed assets                     1,281,582       1,226,964

OIL AND GAS PROPERTIES                       882,385       2,311,825
(on the basis of successful efforts
 accounting)

PIPELINE FACILITIES                          350,320         411,906

OTHER ASSETS

Land                                         511,500        511,500
Investments                                      500            500
Organization Costs                               119            178

    Total Other Assets                       512,119        512,178

TOTAL ASSETS                              $4,725,724     $5,796,277

                LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                    $214,243       $402,330
Accrued expenses                              65,847         50,795
Notes payable - current portion              567,171      2,418,566

    Total Current Liabilities                847,261      2,871,691

LONG-TERM LIABILITIES

Notes payable - related                       89,434        127,652
Notes payable                              1,217,479      1,269,148

    Total Long-Term Liabilities            1,306,913      1,396,800

    Total Liabilities                      2,154,174      4,268,491

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

                            MILLER PETROLEUM, INC.
                    Consolidated Statements of Operations
                                (UNAUDITED)

                    Three Months     Nine Months    Three Months   Nine Months
                                Ended                          Ended
                            January 31, 2001              January 31, 2000


REVENUES

Service and
drilling revenue          438,137       1,615,427      103,910       294,855

Oil and
gas revenue               151,908         497,279      220,784       646,638

Retail sales                1,740           2,866           628       40,697

Other revenue               2,572         127,976       350,044      428,577

   Total Revenue          594,357       2,243,548       675,366    1,410,767

COSTS AND EXPENSES

Cost of oil
and gas sales             216,704         815,815       175,346      375,190

Selling, general
and administrative        211,829         449,779       106,899      273,658

Salaries and wages        148,661         499,654       162,532      510,582

Depreciation,
depletion and
amortization              103,369         278,315      119,384       353,693

  Total Costs
   and Expenses           680,563       2,043,563      564,161     1,513,123

INCOME (LOSS)
FROM OPERATIONS           (86,206)        199,985      111,205      (102,356)

OTHER INCOME (EXPENSE)

  Interest income           1,285           1,862        1,781         5,922

  Interest expense        (38,798)        191,184)     (81,337)     (261,559)

  Total Other
   Income (Expense)       (37,513)       (189,322)     (79,556)     (255,637)

INCOME TAXES                    0               0            0             0

NET INCOME (LOSS)        (123,719)         10,663       31,649      (357,993)

NET EARNING (LOSS)
 PER SHARE                  (0.02)           0.00         0.00         (0.05)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING             7,836,456       7,347,805    7,100,691     7,003,710


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

 The accompanying notes are an integral part of these consolidated financial statements

                            MILLER PETROLEUM, INC.
                     Consolidated Statement of Cash Flows
                                (UNAUDITED)



                     Three Months   Nine Months   Three Months    Nine Months
                                Ended                         Ended
                           January 31, 2001              January 31, 2000


CASH FLOWS
FROM OPERATING
ACTIVITIES:

Net income
(loss)              ($123,719)       $  10,663   $   31,649        ($357,993)

Adjustments to
Reconcile Net
Income to Net
Cash Provided
(Used) by
Operating
Activities:

 Depreciation,
 depletion and
amortization          103,369          278,315      119,384          353,693

Allowance for
bad debts              17,233           17,233

Common stock
issued for
services                                              5,500            1,000

Changes in
Operating
Assets and
Liabilities:

Decrease
(increase) in
accounts
receivable           (574,049)        (118,245)      42,887           36,755

Decrease
Increase) in
prepaid expenses                        27,988                        25,274

Decrease
(increase)
in inventory                             3,000         (400)          (1,314)

Decrease
(increase)
 in work in
 process              (24,527)        (199,617)     (86,216)         (86,216)

Decrease
(increase)
in
organizational
costs                                       59

Increase
(decrease) in
accounts payable      (46,036)        (188,087)       5,165         (125,283)

Increase
(decrease) in
accrued expenses        6,855           15,052      (31,339)          24,932

Net Cash Provided
(Used) by Operating
Activities           (640,874)        (148,139)      81,130         (129,152)

CASH FLOWS FROM
INVESTING ACTIVITIES:

Purchase of
equipment             (55,294)        (236,507)                         (250)

Sale of Oil
and Gas
Properties                           1,727,031

Sale of Equipment                       97,470

Purchase of pipeline                                 (1,512)          (1,512)

Purchase of oil
and gas properties   (167,404)        (429,901)      (6,000)         (42,800)

Net Cash Provided
(Used) by Investing
Activities           (222,698)       1,158,093       (7,512)         (44,562)

CASH FLOWS FROM
FINANCING ACTIVITIES:

Payments on
notes payable         (11,439)      (2,085,902)     (81,535)        (186,254)

Sale of
common stock          527,600        1,122,601                       180,000

Proceeds from
borrowings             55,926          144,620                       167,714

Repurchase of
common stock                           (95,000)

Net Cash Provided
(Used) by
Financing
Activities           $572,087        ($913,681)    ($81,535)        $161,460

NET INCREASE
IN CASH             ($291,485)         $96,273      ($7,917)        ($12,254)

CASH AND
CASH EQUIVALENTS,
BEGINNING
OF PERIOD             427,314           39,556       58,101           62,438

CASH AND CASH
EQUIVALENTS,
END OF PERIOD        $135,829         $135,829      $50,184          $50,184

CASH PAID FOR

Interest             ($38,798)       ($191,184)    ($88,319)       ($261,559)

Income taxes               -                -            -                -

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

          Results of Operations
          ---------------------

          Three Months Ended January 31, 2001.
          ------------------------------------

          During the three months ended January 31, 2001, the Company received total revenues of $594,357, of which $438,137 was derived from service and drilling revenue. During the quarterly period ended January 31, 2000, these figures were $675,366 and $103,910, respectively. The decrease in revenue was due primarily to the sale of the Company's Kentucky properties in the first quarter of the 2001 fiscal year. Depreciation, depletion and amortization decreased to $$103,369, as compared to $119,384 during the third quarter of our 2000 fiscal year.

         Our costs and expenses increased to $680,563, from $564,161 during the three months ended January 31, 2000. Our net income during these periods was ($123,719) and $31,649, respectively.

        Nine Months Ended January 31, 2001.
        -----------------------------------

        The Company's total revenues were $2,243,548 during the six months ended January 31, 2001. Total revenues during the nine months ended January 31, 2000, were $1,410,767. This increase was the result of substantially increased revenues from service and drilling. During the nine months ended January 31, 2001, we received revenues of $1,615,427 from this source, as compared to revenues of $294,855 during the prior year period.

        Total costs and expenses increased to $2,043,563 during the first nine months of our April 30, 2001, fiscal year; this compares to total costs and expenses of $1,513,123 during the year-ago period. This increase was due principally to an increase in the cost of oil and gas sales to $815,815, from $375,190. During these periods our net income was $10,663 and ($357,993), respectively.

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

                                                MILLER PETROLEUM, INC.


          Date: June 6, 2001                    By: /s/ Deloy Miller
                ------------                       ------------------------
                                                   Deloy Miller, CEO and
                                                   Director


          Date: June 6, 2001                    By: /s/ Lawrence L. LaRue
                ------------                       ----------------------
                                                   Lawrence L. LaRue,
                                                   Secretary/Treasurer and
                                                   Director


          Date: June 6, 2001                    By: /s/ Herman Gettelfinger
                ------------                       -----------------------
                                                   Herman Gettelfinger
                                                   Director