Form 10QSB/A
period 2001-01-31
MILLER PETROLEUM INC
filed 2001-06-19
CIK 785968

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB-A4


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

                              January 31, 2001

                                  8,195,656


                       PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of Miller Petroleum, Inc., a Tennessee corporation (the "Company," "Miller" or "Miller Petroleum"), required to be filed with this Quarterly Report were prepared by management and reviewed by Charles M. Stivers, Certified Public Accountant of Manchester, Kentucky and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

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

Adjustments to
Reconcile Net
Income to Net
Cash Provided
(Used) by
Operating
Activities:

 Depreciation,
 depletion and
amortization          103,369          278,315      119,384          353,693

Allowance for
bad debts              17,233           17,233

Gain on sale of
equipment and
oil and gas
properties                            (123,904)

Common stock
issued for
services                                              5,500            1,000

Changes in
Operating
Assets and
Liabilities:

Decrease
(increase) in
accounts
receivable           (574,049)        (118,245)      42,887           36,755

Decrease
Increase) in
prepaid expenses                        27,988                        25,274

Decrease
(increase)
in inventory                             3,000         (400)          (1,314)

Decrease
(increase)
 in work in
 process              (24,527)        (199,617)     (86,216)         (86,216)

Decrease
(increase)
in
organizational
costs                                       59

Increase
(decrease) in
accounts payable      (46,036)        (188,087)       5,165         (125,283)

Increase
(decrease) in
accrued expenses        6,855           15,052      (31,339)          24,932

Net Cash Provided
(Used) by Operating
Activities           (640,874)        (272,043)      81,130         (129,152)

CASH FLOWS FROM
INVESTING ACTIVITIES:

Purchase of
equipment             (55,294)        (266,507)                         (250)

Sale of Oil
and Gas
Properties                           1,874,423

Sale of Equipment                      103,982

Purchase of pipeline                                 (1,512)          (1,512)

Purchase of oil
and gas properties   (167,404)        (429,901)      (6,000)         (42,800)

Net Cash Provided
(Used) by Investing
Activities           (222,698)       1,281,997       (7,512)         (44,562)

CASH FLOWS FROM
FINANCING ACTIVITIES:

Payments on
notes payable         (11,439)      (2,085,902)     (81,535)        (186,254)

Sale of
common stock          527,600        1,122,601                       180,000

Proceeds from
borrowings             55,926          144,620                       167,714

Repurchase of
common stock                           (95,000)

Net Cash Provided
(Used) by
Financing
Activities           $572,087        ($913,681)    ($81,535)        $161,460

NET INCREASE
IN CASH             ($291,485)         $96,273      ($7,917)        ($12,254)

CASH AND
CASH EQUIVALENTS,
BEGINNING
OF PERIOD             427,314           39,556       58,101           62,438

CASH AND CASH
EQUIVALENTS,
END OF PERIOD        $135,829         $135,829      $50,184          $50,184

CASH PAID FOR

Interest             ($38,798)       ($191,184)    ($88,319)       ($261,559)

Income taxes               -                -            -                -

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

                                                MILLER PETROLEUM, INC.


          Date: June 18, 2001                    By:/s/Deloy Miller
                ------------                       ------------------------
                                                   Deloy Miller, CEO and
                                                   Director


          Date: June 18, 2001                    By:/s/Lawrence L. LaRue
                ------------                       ----------------------
                                                   Lawrence L. LaRue,
                                                   Secretary/Treasurer and
                                                   Director


          Date: June 18, 2001                    By:/s/Herbert J. White
                ------------                       -----------------------
                                                   Herbert J. White, Vice
                                                   President and Director