Form 10KSB
period 2001-04-30
MILLER PETROLEUM INC
filed 2001-07-27
CIK 785968

U. S. Securities and Exchange Commission
                              Washington, D. C.  20549

                                      FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the fiscal year ended April 30, 2001

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
April 30, 2001 - $3,154,830.

State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

June 29, 2001 - $4,815,341. There are approximately 3,566,919 shares of common voting stock of the Registrant held by non-affiliates. On June 29, 2001 the average bid and asked price was $1.35.


                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS)

Not Applicable.


                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                June 29, 2001

                                   8,328,656
                                   ---------

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.


Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                 PART I

Item 1.  Description of Business.

Business Development
--------------------
          The predecessor of Miller Petroleum, Inc. (the "Company") was founded in 1967 by Deloy Miller, as a sole proprietorship. On January 22, 1978, the Company was incorporated under the laws of the State of Tennessee. For the Company's early business development, see Form 10KSB for the fiscal year ended April 30, 2000, which was filed with the Securities and Exchange Commission on August 14, 2001, and subsequently amended. These filings are available on the Commission's web site: www.sec.gov.

          During the past three years, the Company concentrated on oil and gas development, exploration and production. The Company has oil and/or gas production in six Tennessee counties: Campbell, Fentress, Hancock, Morgan, Overton and Scott.

          Currently, the Company has more than 40,000 acres under lease in Tennessee and continues to seek the acquisition of additional strategic acreage.
We also owned 40,000 acres in Kentucky, which we recently sold as discussed below. Although it engages in a minimum of contract drilling, it has kept drilling rigs, service rigs, trucks and bulldozers to drill, service and maintain its own wells. Miller continues to use the latest technology, utilizing computer graphics and analytical tools for geologic exploration, drilling and development.

          Pursuant to a Purchase and Sale Agreement that we entered into with NAMI Resources Company, LLC, a Kentucky limited liability company, on August 31, 2000, we sold to NAMI resources our interest in certain oil and gas wells, leases covering about 40,000 acres in Kentucky, inventory and related equipment located in Kentucky. The sale closed on September 6, 2000. NAMI Resources Company, LLC paid the Company $2,000,000 and assumed a production payment to Cabot Oil and Gas, Inc. of $102,237 and received our interest in certain oil and gas wells, oil and gas leases, inventory and related equipment plus a production receivable from Southern Gas of $123,832. The net to the Company was $1,978,405.

          We sold these assets because they were located approximately two to three hours from our present principal operations in East Tennessee. Our Board of Directors believed that the cost, expense and manpower involved in managing the assets at this distance was too high and interfered with our principal focus in East Tennessee.

          We had previously sold to NAMI Resources gas that was produced from oil and gas wells that were among these assets. NAMI Resources had no other material relationship with us, and the NAMI Resources agreement was negotiated at "arms length."

          We used about $1,780,000 of the purchase price to pay a note that we owed to BankOne. The remaining amount has been allocated to working capital.

         The Company continues to focus on the development, drilling and production of natural gas in eastern Tennessee. Miller's exploration efforts will primarily be in the East Tennessee portion of the Eastern Overthrust Belt. Management feels that this area has tremendous petroleum potential as shown by the development of the Swan Creek Field. Knox Dolomite wells in in this field have reserves in excess of 2 Bcf per well. Swan Creek is also producing substantial amounts of oil from a separate shallow reservoir.

          All officers and directors with the exception of John Bonar were reappointed for the fiscal year that began May 1, 2001 and continue to serve as of June 30, 2001.

         Mr. Ernest F. Payne was appointed Vice President of Field Operations on May 21, 2001, which is subsequent to the period covered by this Report.

Business
--------

          The Company's operations include the operation of oil and gas wells, acquisition and development of oil and gas leases, rebuilding and sales of oil field equipment and the organization of joint venture drilling programs with industry partners.

          The Company has acquired and operates the following properties:

(1)Koppers Lease or "ARCO/GULF Farmout".

         The largest acreage block owned by the Company is in Campbell County, Tennessee. This acreage was acquired through a farmout agreement with ARCO/Gulf. The Company owns a 100% working interest of 27,000 acres, more or less. This lease provides for a landowner royalty of 12.5% and an overriding
royalty interest of 7.5% with an 80% working interest.   The lease is split
into two parcels. An 8,000 acre northern parcel borders the Kentucky state line and a 19,000 acre parcel has its southern edge under the city of
Lafollette, Tennessee.   Currently, there are six producing oil wells on the
southern tract of this lease.   The sixth well (Tennessee Mining, Inc. #22B,
drilled in August of 2000, has produced 8,039 barrels of oil through June 30, 2001. This lease is being held by production. Plans call to drill at least four more wells during fiscal 2002.

(2) Delta Producers, Inc. joint venture.

          The Company continues its joint venture with Delta Producers, Inc. of Greenville, Mississippi ("Delta Producers"). Currently, the parties are jointly producing twelve gas wells in the Jellico, Tennessee area northwest of the Pine Mountain Thrust Fault. Miller Petroleum has a 25% working interest in the above gas wells. The twelve wells are located upon several oil and gas leases consisting of 2,000 acres more or less (collectively the "Delta leases") Each of these leases is subject to a 12.5% landowner's royalty.

          We acquired a 50% working interest in the 8,000 acre Elk Valley Iron and Coal lease in Campbell and Scott counties, Tennessee from Delta Producers, Inc. In 1999, Miller agreed to provide the geology, engineering and its drilling expertise for its interest in the lease and to jointly develop the lease with Delta. This lease provides for a landowner's royalty of 12.5% and an overriding royalty interest of 6.25%. During November and December, 2000, two shallow wells were drilled on this lease. One of these wells, the Ketchen #16 well, tested more than 200 Mcf of natural gas open flow at a depth of about 1300 feet on the Pennsylvania Sands Formation. We are in the process of permitting three more wells on the Ketchen lease and drilling will begin in August or September of 2001.

          Miller Petroleum and Delta Producers have committed to drill three wells on the 4,000 acre Lindsey Land Company lease in Campbell County near Caryville, Tennessee. This lease provides for a landowner's royalty of 12.5%. We have surveyed the well locations and permitted the wells with the Tennessee Oil and Gas Board. Currently, we have drilled and logged the first and second wells, the Lindsey Land Co. #9 and #10, and moving the drilling equipment to the third well, the Lindsey Land Co. #12. Both the Lindsey Land Co. #9 & #10 wells tested more than 200 Mcf of natural gas open flow from the Big Lime Formation, their shut-in pressure was approximately 780 psi. We have a 50% working interest in the Lindsey Land Company lease.

(3) Miscellaneous oil and gas leases and wells.

          The Company has several small leases in Campbell, Fentress, Morgan and Overton Counties, Tennessee totaling approximately 2,500 acres. Each of these leases is subject to a 12.5% to 20% landowner's royalty. There are twelve producing oil wells and fifteen producing natural gas wells on these miscellaneous leases.

(4) Tengasco Farmout and nearby area.

         The Company continues to develop the farmout it acquired from Tengasco,
Inc. in September of 1999. The farmout locations are adjacent to or in the much-publicized Swan Creek field in Hancock County, Tennessee.

         The Company has drilled four successful Knox Dolomite wells in the Swan Creek field proper. A fifth Knox well drilled on this farmout by Miller has resulted in a new field discovery on a separate structure from Swan Creek.

        In August of 2000, Miller Petroleum, Inc. drilled its first oil well under the Tengasco Farmout. The Dewey Sutton #1 well currently is producing 12 barrels of oil per day from the Trenton Formation. Since the Dewey Sutton well was drilled, the Company has drilled and completed the Worlie Purkey #2 and the Cheryl Smith #1 wells which are producing oil from the Trenton Formation. The R.D. Helton #2 had a good show of oil in the Stones River Formation and is scheduled to be completed as soon as possible.

       As of June 29, 2001, the Company has drilled eleven wells in this area. Eight of the wells were drilled under the Tengasco Farmout and 3 on the 293-acre Worlie Purkey lease. Five successful Knox Dolomite gas wells and three producing oil wells. Two additional oil wells and one gas well are scheduled for completion. Miller Petroleum jointly with Tengasco has completed a gas well acquired from Chevron in the Knox formation.

       Tengasco completed its pipeline and began buying limited amounts of natural gas on March 8, 2001. Miller's first sales to Tengasco were from the Worlie Purkey #1 well in April of 2001. In May, the Worlie Purkey #3 began selling to Tengasco. During the latter part of June, we began selling from the Jeff Johnson #1 well.

     Tengasco's customers are limited in the amount of gas they can buy because of metering equipment installation. Tengasco reports that it will purchase all the gas that Miller can deliver as early as August, 2001.

Principal Products or Services and Markets

          The Company drills, produces and markets natural gas and oil.
The demand for these products continues to increase as population and industry conversions expand. Direct statewide purchasers of oil at the well site are by South Kentucky Purchasing Company, a refinery located in Somerset, Kentucky.

         Natural gas has multiple markets throughout the eastern United
States through gas transmission lines. Access to these markets is presently provided by four companies in north eastern Tennessee. Delta Natural Gas Company purchases the Company's natural gas that is produced from the "Delta Leases". CNR (formerly ALAMCO) has recently completed a new gas pipeline with connections to the major east-west gas transmission lines and markets. Local markets are served by Citizens Gas Utility District with surplus gas being placed in storage facilities or transported to East Tennessee Natural Gas serving Tennessee and Virginia. During the past year, the NAMI Resources Company, LLC began purchasing gas from the Company's wells in the Jellico Field. NAMI is sending this gas north through Delta Natural Gas and its KA-1 line.

Reserve Analyses

          Coburn Petroleum Engineering of Tulsa, Oklahoma ("Coburn") performed a reserve analysis on the Company's leases as of April 30, 2001. Based on the data and parameters provided, the wells evaluated should recover approximately 884,759 barrels ("Bbls") of oil and 27,746,871 thousand cubic feet ("Mcf") of natural gas. Of this gross production, the interests appraised will recover 379,337 Bbls of oil and 11,765,303 Mcf of natural gas. Of these amounts, a total of 4,733,480 Mcf of natural gas reserves were proved but undeveloped. The net reserves should yield an undiscounted future net income of $64,356,698 after royalties, operating costs, development costs and severance and ad valorem taxes, but before Federal and State income taxes. The present value of this future net income is $41,386,237 when discounted 10%. The reserves presented in this report were evaluated according to the standards recommended by the Securities and Exchange Commission. The report assumes constant oil and gas pricing and the use of a 10% discount factor to estimate present value of the future net income.

          Reserve analyses are at best speculative, especially when based upon limited production and limited access to production records; no assurance can be given that the reserves attribute to these leases exist or will be economically recoverable. See the Risk Factor entitled "Uncertainty of Reserve Estimates," herein.

          It is the opinion of Coburn that the above-described reserve and revenue estimates are in the aggregate reasonable and were prepared in accordance with generally accepted petroleum engineering and evaluation principles. Coburn does not own any direct or indirect financial interest in Miller Petroleum, Inc. and its oil and gas properties and interest. Coburn's fee is not contingent upon its work or report.

Distribution Methods of Products or Services.
--------------------------------------------

          Crude oil is contained in tanks at the well site until the purchaser retrieves it by truck. Natural gas is delivered to the purchaser via gathering lines into the main gas transmission line. Gas purchasers in the area include Tengasco, Inc.; Delta Natural Gas Company, Inc.; NAMI Resources Company, LLC; CNR and Citizens Gas Utility District. Crude oil is purchased by South Kentucky Purchasing Company of Somerset, Kentucky. Management anticipates that the Company's products will be sold to one of these companies, however, no assurance can be given that the Company will be able to make such sales or that if it does, it will be able to receive a price that is sufficient to make its operations profitable.

Status of Any Publicly Announced New Product or Service

          The Company does not have any publicly announced new product or service; nor does it anticipate any in the foreseeable future.

Competitive Business Conditions, Competitive Position in the Industry and Methods of Competition

          The Company's oil and gas exploration activities in the State of Tennessee will be undertaken in a highly competitive and speculative business. In seeking any other suitable oil and gas properties for acquisition, the Company will be competing with a number of other companies located in the State of Tennessee and elsewhere, including large oil and gas companies and other independent operators with greater financial resources.

          At the local level, the Company has several competitors in the area of its acreage blocks in the State of Tennessee, three of which may be deemed to be significant. These are CNR, Champ Oil, John Henry Oil and Anderson Oil and Gas. Given the Company's relatively large acreage holdings in the area and the estimated proven undeveloped reserves, management believes that the Company could increase substantially the amount of hydrocarbons it sells in the immediate area; however, the Company's operations will be subject to numerous risk factors and no assurance of this can be given. See the caption "Risk Factors" of this Report.

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

Dependence on One or a Few Major Customers

          The Company will be dependent on local purchasers of hydrocarbons in the areas where its properties are located for sales of its products. The six purchasers in the areas of the Company's operations are Citizens Gas Utility District, Delta, CNR, NAMI Resources, Tengasco and South Kentucky.
The loss of one or more purchasers with whom the Company may contract may have a substantial adverse impact on the Company's sales and on its ability to operate profitably.

         Currently, we are selling natural gas to the following purchasers:

(1) Citizens Gas Utility District is purchasing natural gas from Miller's wells in Scott County, Tennessee. Citizens is paying $4.00 per Mcf less transportation costs. Sales to Citizens are less than 1% of our total natural gas sales.

(2) NAMI Resources Company, LLC is purchasing our gas from the Jellico Field. The sales price is the Columbia Appalachian Monthly Contract Index less transportation and marketing costs. Sales to NAMI at the present time are approximately 70% of total natural gas sales.

(3) Tengasco, Inc. purchases natural gas from wells in the Swan

        Creek Field. Tengasco, Inc. is paying the New York Mercantile Exchange first of the month posting plus $0.10 less transportation charges. Sales to Tengasco are about 8 or 9 percent of total natural gas sales.

(4) Delta Natural Gas purchased the gas produced from the joint venture with Delta Producers, Inc. The sales price is Inside F.E.R.C.'s Gas Market Report first of the month index for Tennessee Gas Pipeline Co. - La. & Offshore without adjustment for BTU level less transportation charges. Delta Natural purchases approximately 20% of total natural gas sales.

          The Company sells all of its crude oil to South Kentucky Purchasing Company of Somerset, Kentucky. South Kentucky's purchase price is based on postings for the Illinois Basin.

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

          The State of Tennessee also requires oil and gas drillers to obtain a permit for their activities and to post with the Tennessee Gas and Oil Board bonds to ensure that each well is reclaimed and properly plugged when it is abandoned. The Reclamation Bonds cost $1,500 per well. Cost for the Plugging Bonds are $2,000 per well or $10,000 for ten wells. Currently, the Company has several of the $10,000 plugging bonds. For most of the reclamation bonds, the Company has deposited a $1,500 Certificate of Deposit with the Oil and Gas Board.

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

Cost and Effects of Compliance with Environmental Laws

          See the caption "Effect of Existing or Probable Governmental Regulations on Business" of this Report.

Number of Total Employees and Number of Full-Time Employees

          The Company presently has 18 full-time employees and 1 part-time employees. When it commences its full-scale drilling program as discussed under the heading "Management's Discussion and Analysis or Plan of Operation," the Company plans to have up to 24 full-time employees, including officers, and 1 part-time employee.

Risk Factors
-------------

     Our present and intended business operations are highly speculative and involve substantial risks. Only investors who can bear the risk of losing their entire investment should consider buying our shares. You should consider and be aware of the following risks:

General Risks Related To Our Business.
--------------------------------------

     It will be harder for us to develop oil and gas reserves if we do not raise additional money.
-----------------------

     We will require about $2,500,000 in additional funding to realize our future goals of conducting the oil and gas exploration operations on properties under lease and acquiring additional oil and gas properties for development. We will need to continue to raise funding through equity or debt financing, which may be very difficult for our highly speculative enterprise. We can not assure you that any additional funding will be available to us, or if it is available, that the terms of the funding will be satisfactory to us. If we fail in these efforts, our business may also fail.

     Our business may fail if we do not succeed in our efforts to develop and replace oil and gas reserves.
-----------------------------

     Management believes that our future success will depend upon our ability to find, acquire and develop additional economically recoverable oil and gas reserves. Our proved reserves will generally decline as they are produced, except to the extent that we conduct revitalization activities, or acquire properties containing proved reserves, or both. To increase reserves and production, we must continue our development drilling and re-completion programs, identify and produce previously overlooked or bypassed zones in shut-in wells, acquire additional properties or undertake other replacement activities. Our current strategy is to increase our reserve base, production and cash flow through the development of our existing oil and gas fields and selective acquisitions of other promising properties where we can use new, existing technology. Despite our efforts, our planned revitalization, development and acquisition activities may not result in significant additional reserves, and we may not be able to discover and produce reserves at economical exploration and development costs.

     Our revenues may be less than expected if our oil and gas reserve estimates are inaccurate.
-------------------------

     Oil and gas reserve estimates and the present values attributed to these estimates are based on many engineering, geological characteristics and operational assumptions that generally are derived from limited data. Common assumptions include such matters as the anticipated future production from existing and future wells, future development and production costs and the ultimate hydrocarbon recovery percentage. As a result, oil and gas reserve estimates and present value estimates are frequently revised to reflect production data obtained after the date of the original estimate. If reserve estimates are inaccurate, production rates may decline more rapidly than anticipated, and future production revenues may be less than estimated. In addition, significant downward revisions of reserve estimates may hinder our ability to borrow funds in the future, or may hinder other financing arrangements that we may consider.

     In addition, any estimates of future net revenues and their present value are based on period ending prices and on cost assumptions that only represent our best estimate. If these estimates of quantities, prices and costs prove inaccurate and we are unsuccessful in expanding our oil and gas reserves base, or if oil and gas prices decline or become unstable, we may have to write down the capitalized costs associated with our oil and gas assets. We will also largely rely on reserve estimates when we acquire producing properties. If we overestimate the potential oil and gas reserves of a property to be acquired, or if our subsequent operations on the property are not successful, the acquisition of the property could result in substantial losses.

     Our future success will depend on the price of oil and gas.
     -----------------------------------------------------------

     Our revenues come from the sale of oil and gas. If oil and gas prices go below our costs and expenses of operating our company, we will lose money. Sustained financial losses would probably force us to cease operations.

     Oil and gas operations involve many physical hazards.
     -----------------------------------------------------

     Natural hazards, such as excessive underground pressures, may cause costly and dangerous blowouts or make further operations on a particular well financially or physically impractical. Similarly, the testing and re-completion of oil and gas wells involves a high degree of risk arising from operational failures, such as blowouts, fires, pollution, collapsed casing, loss of equipment and numerous other mechanical and technical problems. Any of these hazards may result in substantial losses to us or liabilities to third parties. These could include claims for bodily injuries, reservoir damage, loss of reserves, environmental damage and other damages to people or property. Any successful claim against us would probably require us to spend large amounts on legal fees and any successful claim may make us liable for substantial damages.

     Our dependence on outside equipment and service providers may hurt our profitability.
--------------

     We need to obtain logging equipment and cementing and well treatment services in the area of our operations. Several factors, including increased competition in the area, may limit their availability. Longer waits and higher prices for equipment and services may reduce our profitability.

     You will not be able to elect our directors or officers.
     --------------------------------------------------------

     Deloy Miller, our President and CEO, currently owns about 53% of our outstanding common stock. He can effectively elect all of our directors, who in turn elect all of our executive officers, without regard to the votes of other stockholders. If the warrant holders exercise all of the outstanding warrants and retain voting control of the shares underlying these warrants, Mr. Miller would own about 47% of the then-outstanding shares. Although he would not have absolute voting control, he would still be in a position to exert substantial influence on the election of all directors, who in turn elect all of the officers. You will have little or no ability to influence the direction of Miller Petroleum.

     The intense competition in our industry will make it harder for us to succeed.
--------

     Our oil and gas exploration activities are centered in a highly competitive industry. We will be competing in every facet of our intended business with other companies that may include multinational oil and gas companies and other large independent operators with much greater financial resources than we have. Management does not believe that our competitive position in the oil and gas industry will be significant.

     If we lose the services of Deloy Miller or Lawrence L. LaRue, our operations may suffer.
----------------------

     We are substantially dependent upon the continued services of Deloy Miller, our President, CEO and a director, and Lawrence L. LaRue, our Secretary/Treasurer and a director. Messrs. Miller and LaRue have been with us since our inception. The relationships that these persons have formed in our industry and in the local area where our principal operations are conducted are invaluable, and could be lost to us without their services. Messrs. Miller and LaRue are in good health; however, their retirement, disability or death would seriously hurt on our business operations. If their services become unavailable, we will have to retain other qualified personnel. We may not be able to recruit and hire other qualified people on acceptable terms. We do not have employment contracts with Mr. Miller or Mr. LaRue.

     Similarly, the oil and gas exploration industry requires the use of personnel with substantial technical expertise. If our current technical personnel become unavailable, we will need to hire qualified personnel to take their place. If we are not able to recruit and hire new people on mutually acceptable terms, our operations will suffer.

     Compliance with governmental regulations can be costly and can limit our planned operations.
-------------------

     We face many state and federal laws, rules and regulations covering the safety of our operations, environmental conditions and other facets of our business. These laws, rules and regulations can be expensive and may seriously limit our ability to conduct our intended business operations. See the heading "Effect of Existing or Probable Governmental Regulations on Business" under the caption "Description of Business."

Risks Related To Our Common Stock.
----------------------------------
     The sale of already outstanding shares of our common stock could hurt our common stock market price.
--------------------------

     All of our outstanding common stock is eligible for public sale under Rule 144 of the Securities Act of 1933. On January 17, 2001, the Company filed Form SB2 with the Securities and Exchange Commission, (subsequently amended on June 19, 2001) to register 2,761,152 previously issued common shares and shares underlying warrants. The selling stockholders may sale the shares of common stock being registered for resale under our prospectus. Any of these sales could significantly decrease the market price of our common stock. These sales could also severely limit our ability to obtain the necessary debt or equity funding for our current and intended business operations.

     The limited trading volume in our common stock, and general market volatility, may depress our stock price.
----------------------------------------

     The public market and trading volume for our common stock are limited and volatile. Where the volume is limited, any unusual increase in the volume is likely to decrease the market price of our common stock. The common stock that we are registering and that the selling stockholders will offer and sell under our prospectus will greatly increase the number of shares available for public trading. This alone could significantly decrease the current market price for our common stock.

     In addition, the stock markets have had extreme price and volume fluctuations. These broad market fluctuations, as well as general economic and political conditions, may also reduce the market price of our common stock.

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

        For a description of the Company's oil and gas leases, see the section captioned "Business".

Item 3.  Legal Proceedings.
---------------------------

          On or about January 20, 2000, the Company filed a complaint against Blue Ridge Group, Inc. in the Chancery Court of Hawkins County at Rogersville, Tennessee, Case No. 13951, asserting that Blue Ridge had breached a Footage Drilling Contract with the Company. Miller asserted that Blue Ridge had breached the said contract by quitting the job without drilling to the required depth, failing to drill a straight hole, and by damaging the well bore by failing to conduct its operations in a good and workmanlike manner in accordance with good industry practice. The Company has asked that it be awarded its initial payment of $37,000.00 to Blue Ridge, damages occasioned by the improper deviation of the hole from the vertical plane; damages for the cost of re-drilling and/or re-working the hole, damages allowed by the parties contract, further and equitable relief to which it may be entitled, and to assess the costs of this cause, including Miller's discretionary costs, to Blue Ridge.

          The Blue Ridge action is pending and the Company believes that its contract with the plaintiff was breached. However, a decision for the defendant would not have a material effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

          On July 23, 2001, a majority of the Company's security holders voted to retain the present directors for another year and to retain the present auditor, Charles M. Stivers CPA of Manchester, Kentucky.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information
------------------

          The Company's common stock is traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD"); however, the market for shares of the Company's common stock is extremely limited. No assurance can be given that the present market for the Company's common stock will continue or will be maintained, and the sale of the Company's unregistered" and "restricted" common stock pursuant to Rule 144 as outlined under the caption "Recent Sales of Unregistered Securities" of this Report may have a substantial adverse impact on any such public market. See the Risk Factor entitled "Future Sales of Common Stock," herein.

          The Company's common stock is quoted on the OTC Bulletin Board. The high and low bid prices for these shares of common stock of the Company during the past three years are as follows:

                                                       Bid

Quarter ending:                         High                       Low

July 31, 1998                           $3.25                     $2.4375

October 31, 1998                        $2.50                     $1.50

January 31, 1999                        $2.00                     $1.03125

April 30, 1999                          $2.00                     $1.50

July 31, 1999                           $2.00                     $1.375

October 31, 1999                        $1.4375                   $0.875

January 31, 2000                        $1.125                    $0.75

April 30, 2000                          $2.125                    $0.625

July 31, 2000                           $1.01                     $0.625

October 31, 2000                        $1.6875                   $0.625

January 31, 2001                        $1.8125                   $0.8125

April 30, 2001                          $2.25                     $1.375

          These bid prices were obtained from the National Quotation Bureau, Inc. ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders
-------

          The number of record holders of the Company's common stock as of July 5, 2001, 1999, was 285; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

          We have sold the following "restricted securities" since April 2, 1998:

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

Charles Barker              1,000            9/14/99     Services valued at
                                                         $1.00 per share

Lawrence LaRue             10,000            2/16/00     Services valued at
                                                         $1.00 per share

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

     (2) The Company issued warrants to purchase up to 953,400 shares of common stock, as partial consideration for a loan in the amount of $860,000. See the caption "Certain Relationships and Related Transactions."

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

          We have taken the following factors into account in determining the valuations of these shares: (i) the fact that the shares are "restricted";
(ii) the limited market for our common stock on the OTC Bulletin Board of the NASD; (iii) the low book value per share ($0.3475 at April 30, 2001); and
(iv) our history of financial losses ($936,193 and $483,295 during the fiscal years ended April 30, 1999, and 2000, respectively).

Warrants.
---------




Wm. Baxter Lee III        953,400         12/16/96                     (1)

Raymond Cohn               12,500          8/10/00                     (2)

Daniel Page             1,000,000         10/11/00                     (3)

Basic Investors, Inc.     100,000         12/08/00                     (4)

Lawrence L. LaRue          12,500         12/15/00                     (5)

Teresa Cotton               5,000         12/15/00                     (5)

Gary Bible                  6,000          1/09/01                     (5)



     (1) These warrants were granted to Mr. Lee as partial consideration for a subordinated loan of $860,000. These warrants are exercisable at a price of $1.25 per share, and expire on December 12, 2004. The number of shares that can be purchased is variable due to a provision in the Warrant Agreement that allows Mr. Lee to purchase up to 10.53 percent of the shares of common stock outstanding.

     (2) These warrants were granted to Mr. Cohn as partial consideration for his purchase of 50,000 "unregistered" and "restricted" shares of our common stock, as discussed under the heading "Common Stock," above. These warrants are exercisable at a price of $1.00 per share, and expire on July 17, 2003. During the third year of the warrants, Miller Petroleum may call them at a price of $0.001 per warrant at any time that its common stock has traded at $2.00 for 30 consecutive days, with volume of not less than 5,000 shares per day.

     (3) Granted to Mr. Page for his service as an investor relations consultant. The warrants are exercisable for a period of two years, commencing August 3, 2000. The first 250,000 warrants are exercisable at a price of $1.00 per share; the next 250,000 warrants are exercisable at $1.50 per share; and the two remaining 250,000 share tranches are exercisable for $2.00 per share and $2.50 per share, respectively. The warrants may be exercised in lots of 25,000 or more.

     (4) Granted to Basic Investors for its service as a business consultant from December 8, 2000, until February 1, 2001. The warrants are exercisable for a period of three years, commencing December 8, 2000, at a price of $2.00 per share and may be called if Miller Petroleum's common stock trades at 150% of the exercise price for five consecutive days.

     (5) Granted as bonuses to: Mr. LaRue, the Secretary/Treasurer and a director; Ms Cotton, an employee; and Mr. Bible, a Vice President. Each of these warrants is exercisable at a price of $1.00 per share. Mr. LaRue's and Ms. Cotton's warrants expire on December 15,2003, and Mr. Bible's warrants expire January 9, 2004. During the third year of the warrants, Miller Petroleum may call them at a price of $0.001 per warrant at any time that its common stock has traded at $2.00 for 30 consecutive days, with volume of not less than 5,000 shares per day.

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

Options.
---------




Herman Gettelfinger       100,000         01/29/97                     (1)

Roy Greenwood              50,000         01/29/97                     (1)

Lawrence LaRue            100,000         01/29/97                     (1)

Ronnie Lewis               40,000         01/29/97                     (1)

Deloy Miller              100,000         01/29/97                     (1)

Teresa Cotton              20,000         01/29/97                     (1)

Herbert J. White          100,000         01/29/97                     (1)

Gary Bible                 40,000         09/15/97                     (2)

Lawrence LaRue             20,177         07/30/97                     (3)

Melvin Myers                2,000         02/06/98                     (4)

Steve Letner                2,000         02/06/98                     (4)

Steve Burchfield            4,000         02/06/98                     (4)

M.E. Ratliff              150,000         04/10/01                    (5)

     (1) These options were granted pursuant to an Incentive Stock Option Plan for employees and directors with an effective date of January 29, 1997. These options are exercisable at a price of $0.575 per share, and expire on January 29, 2002.

     (2) These options were granted to Dr. Gary G. Bible pursuant to an Employee Stock Option dated September 15, 1997. These options are exercisable at a price of $1.75 per share, and expire on September 15, 2005.

     (3) These options were granted to Lawrence L. LaRue pursuant to an Employee Stock Option dated July 30, 1997. These options are exercisable at a price of $1.50 per share, and expire on July 30, 2005.

     (4) These options were granted to three employees pursuant to an Employee Stock Option dated February 6, 1998. These options are exercisable at a price of $1.00 per share, and expire on February 6, 2006.

     (5) These options were granted to Mr. Ratliff as partial consideration for a loan guarantee dated April 10, 2000. These options are exercisable at a price of $1.00 per share, and expire on August 15, 2001.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

   Miller Petroleum has more than 40,000 acres held by production in Tennessee. This acreage is made up primarily of development drilling locations. It produces both gas and oil, mainly from the Mississippian age Big Lime Formation. The existing properties contain a minimum three-year inventory of conventional drilling locations. The company is also actively pursuing the acquisition of additional high potential acreage in eastern Tennessee. A recent "high volume" (Tennessee Mining, Inc. #22B, drilled in August of 2000, has produced 8,039 barrels of oil through June 30, 2001) development oil well drilled on one of these properties showed that the oil reservoir has not yet been pressure depleted. The company plans to drill an additional four to five oil wells on this lease, as well as begin the exploitation of its' "substantial" gas cap. Miller Petroleum is also in the process of leasing an additional 4,700-acre block of property that directly offsets this oil field. All 45,000 Tennessee acres are presently being evaluated for their CBM potential. A well drilled in June of 2001 by the company encountered numerous coal seams below 750 feet depth on a 5,000-acre lease that the company has recently acquired. These coal seams reach a maximum thickness of six feet and are presently being evaluated for their CBM potential. In addition, this well has made a conventional Big Lime gas discovery, and a second location of the lease has already been staked. The company has drilled two CBM test wells on another 8,000-acre block of company leases, which are strategically located near an existing pipeline. The second well has found an apparent commercial, conventional natural gas discovery. Three locations have been staked offsetting this well, and Miller Petroleum plans to begin a development-drilling program that will be able to quickly market the produced gas.

            Miller Petroleum's exploration effort is being concentrated in the East Tennessee portion of the Eastern Overthrust Belt. Management feels that this area has tremendous potential for both oil and gas production, as shown by the development of Swan Creek Field. Knox Dolomite wells in this field have reserves in excess of two Bcf gas per well. Swan Creek Field is already producing substantial amounts of oil from two separate shallower reservoirs.

          Miller Petroleum has obtained a 20-well farmout from Tengasco, Inc. in the Swan Creek Field area. On this farmout and a Swan Creek lease, Miller has drilled four successful Knox Dolomite wells in Swan Creek Field proper, and development drilling is continuing. A fifth Knox well drilled by Miller has resulted in a new field discovery on a separate structure from Swan Creek. The Company is presently staking a second Knox test on this feature that will be located higher on structure. This well will also continue the evaluation of the Trenton oil discovery found on this structure.

                                                                      The
Dewey Sutton #1 was the first well that established oil production for Miller Petroleum on the Swan Creek farmout. This well was drilled in August of 2000 and is presently producing 12 BOPD. The initial offset to this well has been successfully stimulated and is currently awaiting production facilities. Four of the five Knox wells that the company has drilled in Swan Creek have encountered oil shows in the shallower Trenton and Stones River Formations indicating an oil field of "considerable" extent over this structure, and Miller Petroleum plans to continue the development of its share of these reserves.

               At this time Miller Petroleum management has identified 12 additional large structures similar to Swan Creek Field in the Tennessee portion of the Eastern Overthrust Belt. The company is presently acquiring leases over two of these structures. Miller plans to test these structures as aggressively as possible while continuing to identify additional targets in the Eastern Overthrust Belt.

Results of Operations
---------------------

     The Company increased its proved reserves from 294,188 barrels oil and 8,197,450 Mcf of gas at the end of fiscal 2000 to 379,337 barrels of oil and 11,765,303 Mcf gas at the end of fiscal 2001. This is an increase of 29% in oil and 44% in gas. We were able to increase the proved reserves while selling all our oil and gas properties in Kentucky.

     During fiscal 2001, future cash flows discounted 10% after income taxes from proved reserves increased from $7,176,895 to $28,493,674. This is an increase of approximately 337%.

     During fiscal 2001, oil and gas revenue was $628,344 down from $863,422 for fiscal 2000. Although oil and gas prices increased in fiscal 2001, we were not able to make up for lost production due to the sale of our oil and gas properties in Kentucky.

     During fiscal 2001, service and drilling revenue was $2,274,364 up from $431,980 for fiscal 2000. Service and drilling activity increased dramatically for fiscal 2001 primarily due to increased oil and gas prices.

     During fiscal 2001, retail sales increased from $44,497 in fiscal 2000 to $91,848 in fiscal 2001. The principal reason for the increase was increased activity in oil and gas.

     During fiscal 2001, other revenue was $160,274 down from $573,244 in fiscal 2000. During fiscal 2000, the Company sold most of its excess operating equipment. In fiscal 2000 we sold the Kentucky oil and gas properties and $36,370 in excess operating equipment.

     Gross revenue for fiscal 2001 was $3,154,830 up from $1,913,143 for fiscal 2000 due to the above stated reasons.

     Cost of sales increased from $785,553 in fiscal 2000 to $1,107,662 for fiscal 2001. Increase was due to the increase in sales.

     Selling, general and administrative expenses were $552,011 up from $384,653 in fiscal 2000. Again, the increase was due to the increase in sales.

     Salaries and wages increased to $661,861 from $399,165 for fiscal 2000. This increase was brought about by the increase in sales.

     Depreciation, depletion and amortization decreased to $327,182 from $479,472 for fiscal 2000. The decrease was due to the sale of our Kentucky oil and gas properties.

     Income from operations for fiscal 2001 was $506,114 up from a loss of $135,700 in fiscal 2000.

     Interest expense decreased from $354,039 in fiscal 2000 to $235,900 in fiscal 2001. The primary reason for the decrease was the payoff of the loan from Bank One.

     Net income was $272,397 up from a net loss of $483,295 in fiscal 2000. The direct reason for the increase was increased service and drilling revenue and indirectly the increase in crude oil and natural gas prices.

     During fiscal 2000, Miller Petroleum produced 226,372 million British Thermal Units of natural gas with an average price of $2.39 per million BTU's. Production declined to 71,201 million BTU's in fiscal 2001, but the average price per million BTU's was $3.79. The production decline in fiscal 2001 due the sale of our oil and gas properties in Kentucky.


     The following tables reflect our production figures for the fiscal years ended April 30, 1999, 2000 and 2001:

                                    Average          Net         Average
   Fiscal Year   Net MMBTU/Gas    Sales Price    Barrels/Oil    Price Oil
   -----------   -------------    -----------    -----------    ---------

   1999          247,740        $1.92/MMBTU         8,647        $10.62
   2000          226,372        $2.39/MMBTU         9,203        $20.27
   2001           71,201        $3.79/MMBTU        12,342        $25.96

     Average production costs for 1999 and 2000 was $4.75 and 2001 was $4.60 per barrel of oil and the average production costs for 1999 and 2000 was $0.60 and 2001 was $0.65 per MCF of gas.

                                        1999           2000      2001
                                        ----           ----      ----

Net Productive Wells                      30.25          29.66      34.10

Developed Acreage                      1,456          1,476      1,876

Undeveloped Acreage                   78,900         82,600     44,124

Net Productive Exploratory Wells           0              0.8125     0

Net Dry Exploratory Wells                  0              0.5        0.4375

Net Productive Development Wells           1.7            0.5        4.435

Net Dry Development Wells                  0.82           0          0



     During fiscal 2001, we drilled 12 wells with net productive development wells of 4.435 wells and net dry exploratory wells of 0.4375. Nine of the wells were in the Swan Creek Field area; one oil well was on our Koppers South tract and two wells were on the Elk Valley Iron and Coal lease.

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

                    April 30, 2001 and 2000

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

Consolidated Statements of Cash Flows                      F-8

Notes to the Consolidated Financial Statements         F-10-22

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Miller Petroleum, Inc.
Huntsville, Tennessee

We have audited the accompanying consolidated balance sheets of Miller Petroleum, Inc. and subsidiaries as of April 30, 2001 and 2000 the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miller Petroleum, Inc. and subsidiaries as of April 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended. In conformity with generally accepted accounting principles.


Charles M. Stivers
Certified Public Accountant
Manchester, Kentucky

July 16, 2001

                     MILLER PETROLEUM, INC.
                   Consolidated Balance Sheet


                             ASSETS

                            April 30                   April 30
                              2001                       2000

CURRENT ASSETS

Cash                        $    224,550            $     39,556

Accounts receivable
                            1,143,300                 781,311

Inventory (Note 1)               439,113                 484,549

Prepaid expenses                  43,653                  27,988

   Total Current Assets        1,850,616               1,333,404

FIXED ASSETS (Note 1)

Machinery and equipment        1,249,511               1,343,962

Vehicles                         438,851                 326,916

Buildings                        313,335                 313,335

Office equipment                  87,172                  76,270

Less:
 accumulated depreciation       (881,690)               (833,519)

   Total Fixed Assets          1,207,179               1,226,964

OIL AND GAS PROPERTIES
 (Notes 2 and 8)               1,050,687               2,311,825

(On the basis of successful
 effort's accounting)

PIPELINE FACILITIES (Note 2)     336,635                 411,906

OTHER ASSETS

Land                             511,500                 511,500

Investments                          500                     500

Organization Costs                   119                     178

   Total Other Assets            512,119                 512,178

TOTAL ASSETS                $  4,957,236            $  5,796,277


The accompanying notes are an integral part of these consolidated financial statements.

                     MILLER PETROLEUM, INC.
                  Consolidated Balance Sheet
             LIABILITIES AND STOCKHOLDERS' EQUITY

                            April 30                   April 30
                         2001                      2000

CURRENT LIABILITIES

Accounts payable - trade    $      134,275          $    402,330

Accrued expenses                    91,910                50,795

Notes payable -
current portion (Note 4)           577,270             2,636,835

     Total Current Liabilities     803,455             3,089,960

LONG-TERM LIABILITIES

Notes payable -
related (Notes 4 and 5)             89,968                35,633

Notes payable (Note 4)           1,207,530             1,142,898

Total Long-Term Liabilities      1,297,498             1,178,531

   Total Liabilities             2,100,953             4,268,491

STOCKHOLDER'S EQUITY

Common Stock: 500,000,000
 shares authorized at
 $0.0001 par value,
 8,218,656 and 7,100,691
 shares issued and outstanding         822                   711

Additional paid-in capital       3,518,127             2,462,138

Retained earnings                 (662,666)             (935,063)

 Total Stockholder's Equity      2,856,283             1,527,786

   TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY     $    4,957,236          $  5,796,277


The accompanying notes are an integral part of these consolidated financial statements.

                         MILLER PETROLEUM, INC.
                  Consolidated Statements of Operations


                                     For the Years Ended
                                           April 30,
                               2001                    2000

REVENUES

 Oil and gas revenue        $   628,344              $   863,422

 Service and
  drilling revenue            2,274,364                  431,980

 Retail sales                    91,848                   44,497

 Other revenue                  160,274                  573,244

     Total Revenue            3,154,830                1,913,143

COSTS AND EXPENSES

 Cost of oil and gas sales     1,107,662                 785,553

 Selling, general
  and administrative             552,011                 384,653

 Salaries and wages              661,861                 399,165

 Depreciation, depletion
 and amortization                327,182                 479,472

  Total Costs and Expenses     2,648,176               2,048,843

INCOME (LOSS)
FROM OPERATIONS                  506,114                (135,700)

OTHER INCOME (EXPENSE)

 Interest income                   2,183                   6,444

 Interest expense               (235,900)               (354,039)

  Total Other Income
  (Expense)                     (233,717)               (347,595)

INCOME TAXES (Note 1)                  -                       -

NET INCOME (Loss)           $    272,397             $  (483,295)

NET INCOME (Loss) PER SHARE $       0.04             $     (0.06)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING            7,566,248               7,012,110

The accompanying notes are an integral part of these consolidated financial statements.

                       MILLER PETROLEUM, INC.
           Consolidated Statements of Stockholders' Equity

                                                     Additional
                         Common Shares                Paid-in
          Shares      Amount             Capital

Balance,
 April 30, 1999         6,921,556   $     692    $    2,271,157

Common stock
 issued for cash
 at $1.00 per share       185,000          19           184,981

Common stock
 issued for cash
 at $1.59 per share         3,135            -            5,000

Common stock
 issued for cash
 at $1.00 per share         1,000            -            1,000

Net loss for
 the year ended
 April 30, 2000                -            -                -

Balance,
 April 30, 2000         7,110,691     $   711       $  2,462,138

                       MILLER PETROLEUM, INC.
           Consolidated Statements of Stockholders' Equity
                           (Continued)

                                          Note
                                       Receivable
                         Retained         From
                         Earnings      Stockholder    Total
Balance,
 April 30, 1999         $(451,768)           -        $ 1,820,081

Common Stock
 issued for cash
 at $1.0 per share              -            -            185,000

Common stock
 issued for cash
 at $1.59 per share             -            -              5,000

Common stock
 issued for cash
 at $1.00 per share             -            -              1,000

Net loss for
 the year ended
 April 30, 2000        $ (483,295)           -         $ (483,295)

Balance,
 April 30, 2000        $ (935,063)           -         $1,527,786


The accompanying notes are an integral part of these consolidated financial statements.

                       MILLER PETROLEUM, INC.
           Consolidated Statement of Stockholders' Equity


                                        Additional
                              Common  Shares           Paid-in
                            Shares        Amount        Capital

Balance
 April 30, 2000              7,110,691   $   711   $   2,462,138

Common stock
 issued for cash at
 at $1.00 per share          1,077,600       108        1,077,492

Common stock
 issued for cash
 at $.90 per share              50,000         5           44,995

Common stock
 issued for services
 at $1.00 per share              5,500         1            5,499

Common stock
 issued for equipment
 at $1.00 per share             23,000         2           22,998

Common stock
 repurchased for
 $2.00 per share               (45,000)       (5)         (89,995)

Common stock
 repurchased for
 $1.60 per share                (3,135)        -           (5,000)

Net loss for the
 year ended
 April 30, 2001                      -          -               -

Balance,
 April 30,2001               8,218,656   $    822    $  3,518,127


                         MILLER PETROLEUM, INC.
         Consolidated Statement of Stockholder's Equity
                           (Continued)

                                            Note
                                         Receivable
                           Retained        From
                           Earnings      Stockholder   Total

Balance,
 April 30, 2000            $  (935,063)     -      $   1,527,786

Common Stock
 issued for cash at
 $1.00 per share                    -       -          1,077,600

Common stock
 issued for cash at
 $.90 per share                     -       -             45,000

Common stock
 issued for services
 at $1.00 per share                 -       -              5,500

Common stock
 issued for equipment
 at $1.00 per share                 -       -             23,000

Common stock
 repurchased for
 $2.00 per share                    -       -            (90,000)

Common stock
 repurchased for
 $1.60 per share                    -       -             (5,000)

Net loss for the
 year ended
 April 30, 2001                273,397      -             272,397

Balance,
 April 30, 2001            $ (662,666)   $  -       $   2,856,283


The accompanying notes are an integral part of these consolidated financial statements.

                       MILLER PETROLEUM, INC.
                Consolidated Statements of Cash Flows

                                      For the Years Ended
                                          April 30,
                                       2001       2000

CASH FLOWS FROM OPERATING
ACTIVITIES:

 Net income (Loss)                     $ 272,397  $ (483,295)

Adjustments to Reconcile

Net Income to Net Cash
 Provided (Used) by
 Operating Activities:

   Depreciation, depletion
   and amortization                      327,182      479,472

   Allowance for bad debt                      0       20,533

   Common stock issued
    for services                           5,500        1,000

   Gain on sale of
    Equipment and Oil
    and Gas Property                     (123,904)          0

Changes in Operating Assets
 and Liabilities:

   Decrease (increase)
   in accounts receivable                (361,989)    (484,441)

   Decrease (increase) in inventory        45,436      (11,963)

   Decrease (increase) in
    organization costs                         59            0

   Decrease (increase) in
    Prepaid expenses                      (15,665)           0

   Increase (decrease) in
    accounts payable                     (268,055)      67,123

   Increase (decrease) in
    accrued expenses                       41,115        2,755

Net Cash Provided (Used)
 by Operating Activities                  (77,924)    (408,816)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of Equipment                   (230,137)     (11,013)

 Sale of oil and gas properties         1,874,423            0

 Purchase of oil and gas properties      (595,351)     (47,792)

 Sale of Equipment                        103,982      224,076

 Purchase of pipeline                           0       (2,239)

     Net Cash Provided (Used)
     by Investing Activities            1,152,917      163,032

CASH FLOWS FROM FINANCING ACTIVITIES:

 Payments on Notes Payables            (2,110,665)    (384,812)

 Sale of common stock                   1,151,100      190,000

 Repurchase of common stock               (95,000)           0

 Proceeds from borrowings                 164,566      417,714

     Net Cash Provided (Used) by
      Financing Activities             $ (889,999)  $  222,902


The accompanying notes are an integral part of these consolidated financial statements

                       MILLER PETROLEUM, INC.
                Consolidated Statements of Cash Flows


                                       For the Years Ended
                                            April 30,
                                       2001            2000
NET INCREASE (DECREASE) IN CASH        $  184,994   $  (22,882)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                         39,556       62,438

CASH AND CASH EQUIVALENTS,
 END OF YEAR                           $  224,550    $  39,556

CASH PAID FOR:

 Interest                              $ (235,900)   $(354,039)

 Income Taxes                          $       -     $      -

NON-CASH FINANCING ACTIVITIES:

 Common stock issued for services      $   5,500     $   1,000


The accompanying notes are an integral part of these consolidated financial statements.

                       MILLER PETROLEUM, INC.
           Notes to the Consolidated Financial Statements
                       April 30, 2001 and 2000

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

                       MILLER PETROLEUM, INC.
           Notes to the Consolidated Financial Statements
                       April 30, 2001 and 2000

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

                       MILLER PETROLEUM, INC.
           Notes to the Consolidated Financial Statements
                       April 30, 2001 and 2000

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

Depreciation expense for the years ended April 30, 2001 and 2000 was $227,725 and $240,857 respectively.

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

                       MILLER PETROLEUM, INC.
           Notes to the Consolidated Financial Statements
                       April 30, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

i.  Inventory

Inventory consists of crude oil and used equipment. Used equipment is purchased by the Company for resale. When used equipment purchases are made by the Company the cost is applied only to the marketable portion of the
equipment.   The inventory balance was $439,113 at April 30, 2001.

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

k.  Reclassification

Certain April 30, 2000 balances have been reclassified to conform with the April 30, 2001 financial statement presentation.

l.  New Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging   Activities"
As amended by SFAS No. 137 and 138, is effective for all fiscal years beginning after June 15, 2000. This statement requires recognition of all derivative contracts as either assets or liabilities in the balance sheet and the measurement of them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of any gains or losses on the hedge with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into any material derivative contracts either to hedge existing risks or for speculative purposes.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements" which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. Adoption of SAB No. 101 did not have a material impact on the Company's financial position or its results or operations.

                       MILLER PETROLEUM, INC.
           Notes to the Consolidated Financial Statements
                       April 30, 2001 and 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

m.  Income taxes

No provision for taxes has been made, due to current operating losses carryforwards.


NOTE 2 - OIL AND GAS PROPERTIES - PIPELINE FACILITIES

The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill
exploratory wells that do not find proved reserves, geological     and
geophysical costs, and costs carrying and retaining unproved properties are expensed. The Company amortizes the oil and gas Properties using the unit-of-production method. The Company capitalized $595,351 of oil and gas properties for the year ended April 30, 2001 and recorded $99,457 and $238,615 of amortization expense for the years ended April 30, 2001 and 2000, respectively.

NOTE 3 - COMMON STOCK REPURCHASES

Common stock repurchases were made pursuant to an Agreement that the Company would buy the shares back if the average market price for Miller Petroleum, Inc.'s common shares did no average $2.00 or more for the month of December, 1999. The average market price was less that $2.00 for the state period.

                       MILLER PETROLEUM, INC.
           Notes to the Consolidated Financial Statements
                       April 30, 2001 and 2000


NOTE 4 - LONG-TERM DEBT

The Company had the following debt obligations at April 30, 2001:


                                                       April 30,
                                                         2001
                                                      ---------

Note payable to Home Federal Bank secured by
Equipment bearing interest at 9.75% due in
Monthly payments with final payment due
In August 205.                                    49,033

Note payable to Individual unsecured at 7.00%
with payments due yearly with the principle due
May of 2002.                                             89,968

Note payable to First National Bank of Oneida
secured by equipment bearing interest at 9.00%
due on June 30, 2001.                                   222,567

Note payable to First National Bank of Oneida
secured by stock at 9.50% due on June 30, 2001.         225,000

Note payable to Individual bearing interest at
8.00% and requiring interest payments quarterly
with principle due in January 2006.                     860,000

Note payable to Individual bearing interest at
8.00% with principle due in December 2005.              180,000

Note payable to Talisman Energy for repurchase
of stock with payments of $10,000 due monthly
with final payment due August 2001.                       40,000

Balance Forward                                     $ 1,666,568

                       MILLER PETROLEUM, INC.
           Notes to the Consolidated Financial Statements
                       April 30, 2001 and 2000


NOTE 4 - LONG-TERM DEBT

The Company had the following debt obligations at April 30, 2001 (Continued):

                                                      April 30,
                                                        2001
                                                      ---------
Balance Forward                                     $  1,666,568

Line of credit payable to First National Bank
of the Cumberlands secured by equipment and
inventory bearing interest at 10.50% due
on demand on October 10, 2002.                            85,461

Note payable to Community Trust Bank secured
by real property bearing interest at 8.50%
requiring monthly principle and interest
payments of $1,389 due in April 2004.                    122,739



         Total notes payable                           1,874,768
          Less current maturities                       (577,270)

         Notes payable - long-term                   $ 1,297,498

  Maturities of long-term debt are as follows:

 Year Ending April 30,                                 Amount
---------------------                                 --------
2001                                                 $   577,270
2002                                                     125,492
2003                                                      24,807
2004                                                      24,807
2005 and thereafter                                    1,122,392

                Total                                $ 1,874,768

                       MILLER PETROLEUM, INC.
           Notes to the Consolidated Financial Statements
                       April 30, 2001 and 2000

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has a note payable to Sharon Miller (Deloy Miller's wife a majority stockholder), for $89,968 at April 30, 2001. The note is payable with principle payments of $89,968 due in May 2002.

The note is for the purchase of property located in Huntsville, Tennessee and currently houses the principal executive offices, shop and equipment yard. The appraisal of the property was $550,000. The company paid $82,470 cash, assumed a $39,906 note payable with the First National Bank of Oneida, and issued a note payable to Mrs. Miller for $377,624.

The Company issued a note receivable of $860,000 on March 16, 1998 at 8% with a eight year term to Baxter Lee, III, of Knoxville, Tennessee. This note receivable was issued to raise working capital.

NOTE 6 - WARRANTS

The Company issued 953,400 warrants to Baxter Lee III. The warrants were issued along with the note receivable dated March 16, 1998 and can be exercised for $1.25 per share, and expire on December 12, 2004. The number of shares that can be purchased is based on a provision in the Warrant Agreement that allows him to purchase up to 10.53% of common stock outstanding

On August 10, 2000, the company issued 12,500 warrants to Raymond R. Cohn, a stockholder. The warrants are exercisable for 12,500 shares of common stock at $1.00, and expire on July 17, 2003.

The warrants are callable during the third year at a price of $0.001 per warrant, traded at $2.00 for 30 consecutive days at no less than 5,000 shares per day.

On August 3, 2000 the company issued 1,000,000 warrants to Daniel Page for services as a consultant. The warrants are exercisable for a period of two years, commencing August 3, 2000. The first 250,000 warrants are exercisable at a price of $1.00 per share; the next 250,000 warrants are exercisable at $1.50 per share; and the two remaining 250,000 shares are exercisable for $2.00 and $2.50 per share, respectively.

On December 8, 2000, the company issued 100,000 warrants to Basic Investors, Inc. for services as a business consultant. The warrants are exercisable for a period of three years, commencing December 8, 2000, at a price of $2.00 per share and may be called if Miller Petroleum's common stock trades at 150% of the exercisable price for five consecutive days.

On December 15, 2000, the company issued 12,500 and 5,000 warrants to Lawrence
L. Larue, Secretary/Treasurer and Teresa Cotton employee respectively. These warrants are exercisable at a price of $1.00 per share and expire on December 15, 2003. During the third year of the warrants Miller Petroleum may call them at a price of $0.001 per warrant at any time that its common stock has traded at $2.00 for 30 consecutive days.

On January 9, 2001, the company issued 6,000 warrants to Gary Bible a vice-president. These warrants are exercisable at $1.00 per share and expire on January 9, 2004.

All warrants must be adjusted in the event of any forward or reverse split of outstanding common stock. The warrants have no voting rights or liquidation preferences, and unless exercised in accordance with the particular warrant.


NOTE 7 - SIGNIFICANT EVENTS

The company entered into a Sale Agreement with Nami Resources Company, LLC, a Kentucky limited liability company on August 31, 2000. The company sold to Nami Resources their interests in certain oil and gas wells, leases covering about 40,000 acres in Kentucky, inventory and related equipment located in Kentucky. The sale closed on September 6, 2000. Nami Resources Company, LLC. Paid the company $2,000,000 and assumed a production payment to Cobat Oil and Gas, Inc. of $102,237 and received Miller Petroleum, Inc. interest in certain oil and gas wells, oil and gas leases, inventory and related equipment plus a production receivable form Southern Gas of $123,832. The net sales price to the Company was $1,978,405.

NOTE 8 - S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

   (1) Capitalized Costs Relating to
       Oil and Gas Producing Activities
                                                      April 30,
                                                   2001       2000

       Proved oil and gas properties
       and related lease equipment:
         Developed                             $1,630,867    $2,988,426
         Non-developed                             31,053        31,053
                                                1,661,920     3,019,479
       Accumulated depreciation and depletion    (611,233)     (707,654)

       Net Capitalized Costs                   $1,050,687    $2,311,825

                        MILLER PETROLEUM, INC.
            Notes to the Consolidated Financial Statements
                        April 30, 2001 and 2000

  (2)   Costs Incurred in Oil
        and Gas Property Acquisition,
        Exploration, and Development
        Activities


                                                     April 30,
                                                   2001       2000

                                                   ------------

Acquisition of Properties Proved and Unproved $        0      $        0
Exploration Costs                                      -               -
Development Costs                                595,351          47,792

            Total                             $  595,351      $   47,792


Note 8 - S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

  (3) Results of Operations for
      Producing Activities


                                          April 30,
                                       2001      2000

Production revenues              $2,902,708    $1,295,402

Production costs                  1,107,662       785,553

Depreciation and depletion           99,457       186,346

Results of operations for
producing activities
(excluding corporate overhead
and interest costs)              $1,695,589     $ 323,503

                        MILLER PETROLEUM, INC.
            Notes to the Consolidated Financial Statements
                        April 30, 2001 and 2000

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

     NOTE 7 - S.F.A.S. SUPPLEMENTAL DISCLOSURES (Unaudited)

                                 Oil (bbls)               Gas (Mcf)
                                 ----------               ---------
Proved reserves
  Balance, April 30, 1999          120,151                9,443,127

   Discoveries and extensions      173,648                  855,614

   Revisions of previous estimates  10,839               (1,877,873)

   Productions                     (10,450)                 (223,418)

  Balance, April 30, 2000          294,188                 8,197,450

   Discoveries and extensions       52,100                   773,000

   Revisions of previous estimates  45,391                 2,866,054

   Production                      (12,342)                  (71,201)

  Balance, April 30, 2001          379,337                11,765,303

Proved developed producing
   reserves at April 30, 2001      109,822                 5,682,301

Proved developed producing
    reserves at April 30, 2000     120,540                 2,034,416

                       MILLER PETROLEUM, INC.
           Notes to the Consolidated Financial Statements
                       April 30, 2001 and 2000

NOTE 8 - S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

In addition to the proved developed producing oil and gas reserves reported in the geological and engineering reports, the Company holds ownership interests in various proved - undeveloped properties. The reserve and engineering reports performed for the Company by Coburn Petroleum Engineering of Tulsa, Oklahoma, an independent engineering consulting firm reflect additional proven reserves equal to approximately 4 Bcf of natural gas for these undeveloped properties. Although wells have been drilled and completed in each of these four properties, certain production and pipeline facilities must be installed before actual gas production will be able to commence. The most recent development plan for these properties indicates that facilities installation and commencement of production will be in the summer of 2001. However, such timing as well as the actual financing arrangements that will be secured by the Company are uncertain at this time. Therefore, these proven undeveloped reserves are not being inclued in the presentation of the oil and gas reserves at April 30, 2001, nor are such reserves being considered in calculating depreciation, depletion and amortization expense for the year based on the April 30, 2001 balance of the proven developed producing reserves set forth above.

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved developed reserves for the years ended April 30, 2001 and 2000. Estimated future cash flows were based on a reserves evaluation from Coburn Petroleum Engineering. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at April 30, 2001 and 2000, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgement on the potential value of the Company's recoverable reserves or in estimating future results to operations.

                       MILLER PETROLEUM, INC.
           Notes to the Consolidated Financial Statements
                       April 30, 2001 and 2000

NOTE 8 - S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

Standardized measures of discounted future net cash flows:

                                         April 30,
                   2001              2000

Future cash flows               $  69,250,521      $ 26,552,579

Future production costs
and taxes                          (3,532,323)       (2,992,328)

Future development costs           (1,361,500)         (890,000)

Future income tax expense         (20,048,278)       (2,587,009)

Future cash flows before
 income taxes                      44,308,420         20,083,242

Discount at 10% for timing
 of cash flows                    (15,814,746)       (12,906,347)

Discounted future net cash flows
 from proved reserves            $ 28,493,674       $  7,176,895

Of the Company's total proved reserves as of April 30, 2001 and 2000, approximately 26%, respectively, were classified as proved developed producing, 11% and 1%, respectively, were classified as proved developed non-producing and 40% and 73%, respectively, were classified as proved
undeveloped.   All of the Company's reserves are located in the continental
United States.

The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves for April 30, 2001 and 2000.

                                         April 30,
                                   2001                  2000

Balance, beginning of year      $ 7,176,895         $ 4,100,452

Sales, Net of production costs
  and taxes                          (6,240)             (5,098)

Discoveries and extensions            1,820               2,340

Changes in prices and production
  costs                          42,157,947           8,391,758

Revisions of quantity estimates  (3,496,730)         (7,083,044)

Development costs incurred          595,351              47,792

Net changes in income taxes     (17,461,269)           (837,378)

Changes in future development
costs                              (471,500)          2,566,000

Changes in production rates
and other                            (2,600)             (5,927)

Balances, end of year           $28,493,674         $ 7,176,895

                         MILLER PETROLEUM, INC.
               Notes to the Consolidated Financial Statements
                        April 30, 2001 and 2000

Estimated future net cash flows represent and estimate of future net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves.
The average prices used at April 30, 2001 and 2000 were $24.00 and $21.75 per barrel of oil and $5.10 and $2.28 per mcf gas, respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

Operating costs and production taxes are estimated based on current costs with respect to producing gas properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions.

Income tax expense is computed based on applying the appropriate statutory tax rate to the excess of future cash inflows less future production and development costs over the current tax basis of the properties involved, less applicable carry forwards, for both regular and alternative minimum tax.

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

                                              Date of         Date of
                             Positions        Election or     Termination
  Name                        Held            Designation     or Designation


Deloy Miller                  Director,         12/96               *
815 Southlake Drive           President         12/99               *
Oneida, TN 37841              CEO               12/97               *


Lawrence L. LaRue             Secretary/        12/96               *
432 Brewstertown Road         Treasurer         12/96               *
Sunbright, TN  37872          Director           4/97               *
                              CFO                4/01               *

Herbert J. White              Director and       4/97               *
P.O. Box 1868                 Vice President     4/97               *
Fairfield Glade, TN  38557

Herman Gettelfinger           Director           4/97               *
641 Atlantic Ave.
Knoxville, TN  37917

John N. Bonar                 Vice President    11/97             09/00
50 Rivers Run Way
Oak Ridge, TN 37830

Gary G. Bible                 Vice President     9/97               *
232 West Seneca Circle
Oneida, TN 37841

Ernest F. Payne               Vice President     5/01               *
446 Southlake Drive
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

Business Experience
-------------------

          Deloy Miller Mr. Miller is 54 years of age. Mr. Miller, Chairman and CEO, is a seasoned gas and oil professional with more than 30 years of experience in the drilling and production business in the Appalachian basin. During his years as a drilling contractor, he acquired extensive geological knowledge of Tennessee and Kentucky and received training in the reading of well logs. A native Tennessean, Miller is credited with being the leader in converting the Appalachian Basin from cable tool drilling to air drilling, using the Ingersoll-Rand T3 Drillmaster rigs. The introduction of air drilling sparked the 1969 drilling boom and Miller soon became a successful
drilling contractor in the southern Appalachian basin.   He served two terms
as president of the Tennessee Oil & Gas Association and in 1978 the organization named Miller the Tennessee Oil Man of the Year. He continues to serve on the board of that organization. Mr. Miller was appointed by the Governor of Tennessee to be the petroleum industry's representative on the Tennessee Oil & Gas Board, the state agency that regulates gas and oil operations in the state.


          Lawrence L. LaRue. Mr. LaRue is 61 years of age. Mr. LaRue joined the Miller organization in March of 1983 as an accountant. During his 18 years with the Company, he has acquired an extensive knowledge of all aspects of oil and gas accounting and tax law. He was appointed Secretary/Treasurer in 1985 and CFO in April of 2001. His duties include the supervision of the office, all clerical functions, and the preparation of corporate and partnership income tax returns. Mr. LaRue obtained his BS Degree in Business Administration with honors from Tennessee Technological University. As a Certified Public Accountant licensed to practice in the State of Tennessee, his current civic duties include consultation to the Morgan County, Tennessee E-911 Board.

          Herbert J. White. Mr. White, age 75, is Development Engineer for the company has 44 years of petroleum related experience. After earning his BS degree from North Texas University, he became an engineer with Halliburton, handling Louisiana Gulf Coast and offshore operations and serving in
Australia.   In 1975 he joined Petroleum Development Corporation, a West
Virginia-based public company, supervising engineering and operations in Southern Appalachian basin. He also has experience in Devonian Shale production, enhanced recovery and coal degasification. Miller Petroleum and its predecessor corporation have employed Mr. White as a Petroleum Engineer since July of 1985. In April, 1997, he became a director and Vice President of Development Engineering for Miller Petroleum.

          Herman Gettelfinger. Mr. Gettelfinger, age 68, is member of our Board of Directors, Herman Gettelfinger is a co-owner of Kelso Oil Company, Knoxville Tennessee and has been the President of Kelso since 1960. Kelso is one of eastern Tennessee's largest distributors of motor oils, fuels and lubricants to the industrial and commercial market. Mr. Gettelfinger has been active in the gas and oil drilling and exploration business for more than 35 years and has been associated with Miller Petroleum for more than 25 years.

          Dr. Gary Bible was appointed Vice President of Geology on September 15, 1997. Dr. Bible is 51 years of age. Dr. Bible came from Alamco, where he had served since May of 1991 as Manager of Geology and Senior Geologist. Dr. Bible earned his BS Degree in Geology from Kent State University and his MSc. and PhD. Degrees in Geology from Iowa State University. He is a proven hydrocarbon finder who drilled his first successful wildcat as a Trainee Geologist. Dr. Bible brings to the Company 20 years experience as a Petroleum Geologist. In addition, Dr. Bible has spent more than 10 years in the Appalachian Basin in the exploration and development of reserves in the Big Lime, Devonian Shale and in deeper horizons. He is credited with managing a drilling program at Alamco that kept its finding cost the lowest in the nation.

         Ernest F. Payne. Mr. Payne, age 54, was appointed Vice President of Field Operations on May 21, 2001. Mr. Payne rejoined the Miller Team after serving as Project Manager and Superintendent for Youngquist Brothers of Fort Myers, Florida from early 1994 through May of 2001. Mr. Payne has 20 years experience in oil and gas well design and stimulations as well as supervising the operation of drilling and workover rigs. He earned a B.S. in engineering at Tennessee Technological University. He originally joined Miller in the early 70's and was the general manager for 17 years. He directed the operation of 18 drilling and workover rigs. In the mid 1980's he formed his own company and managed large drilling jobs in Florida and Puerto Rico until joining Youngquist.

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

Item 10. Executive Compensation.

Cash Compensation
-----------------

          Deloy Miller is to be paid an annual salary of $120,000 as compensation for service as CEO and Director of the Company.

          Lawrence LaRue is to be paid an annual salary of $60,000 for his service as Secretary/Treasurer and director of the Company.

          Herbert J. White is to be paid an annual salary of $6,100 for his services as Vice President and Director of the Company. Mr. White is considered part-time and is paid $150 per day for his services.

          Gary G. Bible is to be paid an annual salary of $78,100 for his services as Vice President of Geology.

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
-----------------------------------------------------------------

Deloy Miller
President,
Director,    1999 122,307     0     0      100   0     0   0
CEO          2000 119,999     0     0     0      0     0   0
             2001 120,499     0     0      200   0     0   0

Lawrence
LaRue CFO/   1999   61,154    0     0    5,100   0     0   0
Secretary/   2000   60,000    0     0   10,000   0     0   0
Treasurer,   2001   60,500    0     0      200   0     0  12,500 (*)
Director

Herbert J.   1999    9,700    0     0      100   0     0   0
White, VP,   2000    3,500    0     0     0      0     0   0
Director     2001    6,100    0     0      200   0     0   0

Herman       1999      0      0    500    0      0     0   0
Gettelfinger 2000      0      0     0     0      0     0   0
Director     2001      0      0    500    0      0     0   0

Gary G.      1999   72,366    0     0      100   0     0   0
Bible, VP    2000   71,000    0     0     0      0     0   0
             2001   71,000    0     0      200   0     0   6,000 (*)

John Bonar   1999   73,894    0     0      100   0     0   0
VP           2000   72,500    0     0     0      0     0   0
             2001   33,462    0     0     0      0     0   0


      (*) Warrants were granted as a bonus.

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

          John Bonar was terminated in September of 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

          The following tables set forth the share holdings of the Company's directors and executive officers and those persons who own more than 5% of the Company's common stock as of the date hereof, with these computations being based upon 8,328,656 shares of common stock being outstanding.

                 Directors and Executive Officers


                                            Number of Shares    Percent
Name and Address(1)      Title              Beneficially Owned  of Class


Deloy Miller             Director,               4,419,343 (1)        53%
815 South Lake Drive     and CEO
Oneida, TN 37841

Lawrence L. LaRue        CFO, Secretary/            98,677 (2)         1%
432 Brewstertown Road    Treasurer
Sunbright, TN  37872     Director

Herbert J. White         Vice President/Director       300 (3)        -0-
P.O. Box 1868
Fairfield Glade, TN
38557

Herman Gettelfinger      Director                  236,901 (4)         3%
641 Atlantic Ave.
Knoxville, TN  37917

Gary Bible               Vice President              6,516 (5)        -0-
323 Seneca Circle
Oneida, TN 37841



All executive officers and directors
as a group                                       4,761,737            57%

(1) Does not include options for 100,000 shares.
(2) Does not include options for 120,177 shares and warrants for 12,500 shares.
(3) Does not include options for 100,000 shares.
(4) Does not include options for 100,000 shares.
(5) Does not include options for 40,000 shares and warrants for 6,000 shares.

Each of these persons presently serves in the capacities indicated.


                    Five Percent Stockholders

                                         Number of Shares        Percent
Name and Address            Title        Beneficially Owned      of Class

Deloy Miller                Director        4,419,343 (1)               53%
815 South Lake Drive        and CEO
Oneida, TN 37841

Daniel Page                                   484,900 (2)                5.82%
P.O. Box 689
Crossville,  TN  38557

(1) Does not include options for 100,000 shares.

(2) Does not include warrants for 1,000,000 shares.



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

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others
---------------------------------------

     The Company has a note payable to Sharon Miller (Deloy Miller's wife a majority stockholder), for $89,968 at April 30, 2001. The note is payable with principle payments of $89,968 due in May 2002.

     The note is for the purchase of property located in Huntsville, Tennessee and currently houses the principal executive offices, shop and equipment yard. The appraisal of the property was $550,000. The company paid $82,470 cash, assumed a $39,906 note payable with the First National Bank of Oneida, and issued a note payable to Mrs. Miller for $377,624.

     The Company issued a note receivable of $860,000 on March 16, 1998 at 8% with a eight year term to Baxter Lee, III, of Knoxville, Tennessee. This note receivable was issued to raise working capital.


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

                                             MILLER PETROLEUM, INC.


Date: 7/27/2001                              By /s/ Deloy Miller
     ----------------                          ---------------------------
                                               Deloy Miller, CEO and
                                               Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                             MILLER PETROLEUM, INC.


Date: 7/27/2001                              By /s/ Deloy Miller
     ----------------                          ---------------------------
                                               Deloy Miller, CEO and
                                               Director

Date: 7/27/2001                              By /s/ Lawrence LaRue
     ----------------                          ---------------------------
                                               Lawrence LaRue, CFO, Secretary/
                                               Treasurer and Director

Date: 7/27/2001                              By /s/ Herman Gettelfinger
     ----------------                          ---------------------------
                                               Herman Gettelfinger, Director