Form 10KSB/A
period 2001-04-30
MILLER PETROLEUM INC
filed 2001-09-12
CIK 785968

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

Results of Operations
---------------------

     Miller Petroleum increased its proved reserves from 294,188 barrels of oil and 8,197,450 Mcf of gas at the end of the fiscal year ended April 30, 2000, to 379,337 barrels of oil and 11,765,303 Mcf gas at the end of fiscal 2001. This is an increase of 29% in oil and 44% in gas. We were able to increase the proved reserves while selling all of our oil and gas properties in Kentucky.

     During fiscal 2001, future cash flows discounted 10% after income taxes from proved reserves increased from $7,176,895 to $28,493,674. This is an increase of approximately 337%.

     Our oil and gas revenue was $628,344 for fiscal 2001, down from $863,422 for fiscal 2000. Although oil and gas prices increased in fiscal 2001, we were not able to make up for lost production due to the sale of our oil and gas properties in Kentucky.

     During fiscal 2001, service and drilling revenue was $2,274,364, up from $431,980 for fiscal 2000. These revenues stemmed from dramatic increases in service and drilling activity in fiscal 2001. Increased oil and gas prices caused the higher service and drilling activity.

     Retail sales increased from $44,497 in fiscal 2000, to $91,848 in fiscal 2001. The principal reason for the increase was increased activity in oil and gas.

     During fiscal 2001, other revenue was $160,274, down from $573,244 in fiscal 2000. During fiscal 2000, Miller Petroleum sold most of its excess operating equipment. In fiscal 2000, we also sold the Kentucky oil and gas properties and $36,370 in excess operating equipment.

     Gross revenue for fiscal 2001 was $3,154,830, up from $1,913,143 for fiscal 2000, due to the reasons stated above.

     Cost of sales increased from $785,553 in fiscal 2000 to $1,107,662 for fiscal 2001. A major increase in our drilling activity caused this increase.

     Selling, general and administrative expenses were $570,006, up from $384,653 in fiscal 2000. These increases were also due to the increase in drilling activity.

     Salaries and wages increased to $661,861 from $399,165 for fiscal 2000. This increase was brought about by the increase in drilling activity.

     Depreciation, depletion and amortization decreased to $327,182 from $479,472 for fiscal 2000. The decrease was due to the sale of our Kentucky oil and gas properties.

     Income from operations for fiscal 2001 was $488,119, up from a loss of $135,700 in fiscal 2000.

     Interest expense decreased from $354,039 in fiscal 2000 to $235,900 in fiscal 2001. The primary reason for the decrease was the payoff of our loan from Bank One.

     Net income was $254,402, up from a net loss of $483,295 in fiscal 2000. The direct reason for the increase was increased service and drilling revenue and the indirect reason was the increase in crude oil and natural gas prices.

     During fiscal 2000, Miller Petroleum produced 226,372 million British Thermal Units of natural gas, with an average price of $2.39 per million BTU's. Production declined to 71,201 million BTU's in fiscal 2001, but the average price per million BTU's was $3.79. The production decline in fiscal 2001 was due the sale of our oil and gas properties in Kentucky. The following tables reflect our production figures for the fiscal years ended April 30, 1999, 2000 and 2001:


                                   AVERAGE         NET        AVERAGE
     FISCAL YEAR  NETMBTU/GAS     SALES PRICE   BARRELS/OIL    PRICE OIL
     -----------  -----------     -----------   -----------    ----------

     1999         247,740         $1.92/MMBTU      8,647        $10.62
     2000         226,372         $2.39/MMBTU      9,203        $20.27
     2001          71,201         $3.79/MMBTU     12,342        $25.96


     Average production cost for 1999 and 2000 was $4.75, decreasing to $4.60 per barrel of oil in 2001. The average production cost for 1999 and 2000 was $0.60 per MCF of gas. This figure increased to $0.65 per MCF in 2001.

                                   1999      2000      2001
                                   ----      ----      ----

Net Productive Wells              30.25     29.66     34.10

Developed Acreage                 1,456     1,476     1,876

Undeveloped Acreage              78,900    82,600    44,124

Net Productive Exploratory Wells    0        0.8125     0

Net Dry Exploratory Wells           0        0.5       0.4375

Net Productive developmental Wells  1.7      0.5       4.435

Net Dry Developmental Wells         0.82       0         0


     During fiscal 2001, we drilled 12 wells, with net productive development wells of 4.435 wells and net dry exploratory wells of 0.4375. Nine of the wells were in the Swan Creek Field area; one oil well was on our Koppers South tract; and two wells were on the Elk Valley Iron and Coal lease.

Liquidity.
----------

     During the fiscal years ended April 30, 2000, and 2001, our principal sources of liquidity were revenue from the production of oil and gas and the sale of approximately 50% of the working interests in the wells we drill. We have benefitted from the recent increases in natural gas prices. Private placements of our common stock have been our principal external sources of liquidity.

     We also borrow funds to finance equipment purchases. On September 7, 2001, which is subsequent to the period covered by this Report, we executed two promissory notes, each for $250,000. The notes are in favor of Sherri Ann Parker Lee and William Parker Lee, respectively. The notes are due August 31, 2003, and bear interest at the rate of 10% during the first year and 7% during the second year. Each note is payable quarterly in arrears, beginning November 31, 2001. Any amounts not paid when due will bear interest after maturity at the lesser of 20% per annum or the maximum rate allowable under applicable law. The notes are secured by five gas wells in the Swan Creek field.

     We estimate that we will be able to adequately fund our development and production plans, with the exception of the acquisition of additional properties, for the next 12 months. Sources of funds for us will be revenue from operations, in particular sales of working interests in wells that we drill; receipts from the private placement of our securities; and loans.

     Cash and cash equivalents at April 30, 2001, increased by $184,994 from April 30, 2000, due primarily to the sale of 1,146,600 shares of common stock, increases in the price for crude oil and natural gas and the increase in our drilling activity.

     We believe that our current cash flow will be sufficient to support our cash requirements of about $2,500,000 for development and production over the next 12 months.

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


Charles M. Stivers
Certified Public Accountant
Manchester, Kentucky

July 16, 2001

                     MILLER PETROLEUM, INC.
                   Consolidated Balance Sheet


                             ASSETS

                            April 30                   April 30
                              2001                       2000

CURRENT ASSETS

Cash                        $    224,550            $     39,556

Accounts receivable            1,143,300                 781,311

Inventory (Note 1)               439,113                 484,549

Prepaid expenses                  74,011                  27,988

   Total Current Assets        1,880,974               1,333,404

FIXED ASSETS (Note 1)

Machinery and equipment        1,249,511               1,343,962

Vehicles                         438,851                 326,916

Buildings                        313,335                 313,335

Office equipment                  87,172                  76,270

Less:
accumulated depreciation       (881,690)               (833,519)

   Total Fixed Assets          1,207,179               1,226,964

OIL AND GAS PROPERTIES
(Notes 2 and 8)                1,050,687               2,311,825

(On the basis of successful
effort's accounting)

PIPELINE FACILITIES (Note 2)     336,635                 411,906

OTHER ASSETS

Land                             511,500                 511,500

Investments                          500                     500

Organization Costs                   119                     178

   Total Other Assets            512,119                 512,178

TOTAL ASSETS                $  4,987,594            $  5,796,277


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

STOCKHOLDER'S EQUITY

Common Stock: 500,000,000
shares authorized at
$0.0001 par value,
8,218,656 and 7,100,691
shares issued and outstanding         822                   711

Additional paid-in capital       3,566,480             2,462,138

Retained earnings                 (680,661)             (935,063)

Total Stockholder's Equity       2,886,641             1,527,786

   TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY     $    4,987,594          $  5,796,277


The accompanying notes are an integral part of these consolidated financial statements.

                         MILLER PETROLEUM, INC.
                  Consolidated Statements of Operations


                                     For the Years Ended
                                           April 30,
                               2001                    2000

REVENUES

Oil and gas revenue        $   628,344              $   863,422

Service and
  drilling revenue           2,274,364                  431,980

Retail sales                    91,848                   44,497

Other revenue                  160,274                  573,244

     Total Revenue           3,154,830                1,913,143

COSTS AND EXPENSES

Cost of oil and gas sales    1,107,662                 785,553

Selling, general
  and administrative           570,006                 384,653

Salaries and wages             661,861                 399,165

Depreciation, depletion
and amortization               327,182                 479,472

  Total Costs and Expenses   2,666,711               2,048,843

INCOME (LOSS)
FROM OPERATIONS                488,119                (135,700)

OTHER INCOME (EXPENSE)

Interest income                  2,183                   6,444

Interest expense              (235,900)               (354,039)

  Total Other Income
  (Expense)                   (233,717)               (347,595)

INCOME TAXES (Note 1)                -                       -

NET INCOME (Loss)         $    254,402             $  (483,295)

NET INCOME (Loss) PER
SHARE                     $       0.03             $     (0.06)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING           7,566,248               7,012,110

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

                       MILLER PETROLEUM, INC.
           Consolidated Statement of Stockholders' Equity


                                                      Additional
                              Common  Shares           Paid-in
                            Shares        Amount        Capital

Balance
April 30, 2000              7,110,691   $   711   $   2,462,138

Common stock
issued for cash at
at $1.00 per share          1,077,600       108        1,077,492

Common stock
issued for cash
at $.90 per share              50,000         5           44,995

Common stock
issued for services
at $1.00 per share              5,500         1            5,499

Common stock
issued for equipment
at $1.00 per share             23,000         2           22,998

Common stock
repurchased for
$2.00 per share               (45,000)       (5)         (89,995)

Common stock
repurchased for
$1.60 per share                (3,135)        -           (5,000)

Warrants (1,123,500)
issued for services                                       48,353

Net income for the
year ended
April 30, 2001                      -         -                -

Balance,
April 30,2001               8,218,656   $   822     $  3,566,480


                         MILLER PETROLEUM, INC.
         Consolidated Statement of Stockholder's Equity
                           (Continued)

                                            Note
                                         Receivable
                           Retained        From
                           Earnings      Stockholder   Total

Balance,
April 30, 2000            $  (935,063)     -      $   1,527,786

Common Stock
issued for cash at
$1.00 per share                    -       -          1,077,600

Common stock
issued for cash at
$.90 per share                     -       -             45,000

Common stock
issued for services
at $1.00 per share                 -       -              5,500

Common stock
issued for equipment
at $1.00 per share                 -       -             23,000

Common stock
repurchased for
$2.00 per share                    -       -            (90,000)

Common stock
repurchased for
$1.60 per share                    -       -             (5,000)

Warrants (1,123,500)
issued for services                -       -             48,353

Net income for the
year ended
April 30, 2001               254,402       -             254,402

Balance,
April 30, 2001            $ (680,661)   $  -       $   2,886,641


The accompanying notes are an integral part of these consolidated financial statements.

                       MILLER PETROLEUM, INC.
                Consolidated Statements of Cash Flows

                                      For the Years Ended
                                          April 30,
                                       2001       2000

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net income (Loss)                     $ 254,402  $ (483,295)

Adjustments to Reconcile

Net Income to Net Cash
Provided (Used) by
Operating Activities:

   Depreciation, depletion
   and amortization                     327,182     479,472

   Allowance for bad debt                     0      20,533

   Common stock and warrants
    Issued for services                  53,853       1,000

   Gain on sale of
    Equipment and Oil
    and Gas Property                   (123,904)          0

Changes in Operating Assets
and Liabilities:

   Decrease (increase)
   in accounts receivable              (361,989)   (484,441)

   Decrease (increase) in inventory      45,436     (11,963)

   Decrease (increase) in
    organization costs                       59           0

   Decrease (increase) in
    Prepaid expenses                    (46,023)          0

   Increase (decrease) in
    accounts payable                   (268,055)     67,123

   Increase (decrease) in
    accrued expenses                     41,115       2,755

Net Cash Provided (Used)
by Operating Activities                 (77,924)   (408,816)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Equipment                  (230,137)    (11,013)

Sale of oil and gas properties        1,874,423           0

Purchase of oil and gas properties     (595,351)    (47,792)

Sale of Equipment                       103,982     224,076

Purchase of pipeline                          0      (2,239)

     Net Cash Provided (Used)
     by Investing Activities          1,152,917     163,032

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on Notes Payables           (2,110,665)   (384,812)

Sale of common stock                  1,151,100     190,000

Repurchase of common stock              (95,000)          0

Proceeds from borrowings                164,566     417,714

     Net Cash Provided (Used) by
      Financing Activities           $ (889,999) $  222,902


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

The estimated useful lives are as follows:


                                Lives
              Class                         (Years)
- ---------------------------------------------------------------

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

m.  Major Customers

  Miller Petroleum Inc. depends upon local purchasers of hydrocarbon in the areas where their properties are located. They have five three major customers. The loss of one or more purchasers may substantially reduce their sales and ability to operate profitably. These major customers are:

     Citizens Gas Utility District
     Citizens accounted for $345,252 of Miller's total revenue which is 10.9436% of Miller's total revenue. Citizens purchased most of Miller's gas last year. This year, however, Miller's does not anticipate Citizens to purchase the same amount as last year and expects Citizens to purchase a lesser amount.

     Tengasco, Inc.
     Tengasco accounted for $589,182 of Miller's total revenue which was 18.6756% of Miller's total revenue. Additionally, Tengasco purchased a 50% working interest in most of Miller's wells. Tengasco is anticipated to account for a greater percentage of Miller's total revenues this year.

     South Kentucky Purchasing Co.
     South Kentucky accounted for $354,696 of Miller's total revenue which was 11.2430% of Miller's total revenue. South Kentucky purchases all of Miller's crude oil.

                      MILLER PETROLEUM, INC.
           Notes to the Consolidated Financial Statements
                       April 30, 2001 and 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

n.  Income taxes

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

                       MILLER PETROLEUM, INC.
           Notes to the Consolidated Financial Statements
                       April 30, 2001 and 2000


NOTE 4 - LONG-TERM DEBT

The Company had the following debt obligations at April 30, 2001:


                                                       April 30,
                                                         2001
                                                      ---------

Note payable to Home Federal Bank secured by
Equipment bearing interest at 9.75% due in
Monthly payments with final payment due
In August 2005.                                          49,033

Note payable to Individual unsecured at 7.00%
with payments due yearly with the principle due
May of 2002.                                             89,968

Note payable to First National Bank of Oneida
secured by equipment bearing interest at 9.00%
due on June 30, 2001.                                   222,567

Note payable to First National Bank of Oneida
secured by stock at 9.50% due on June 30, 2001.         225,000

Note payable to Individual bearing interest at
8.00% and requiring interest payments quarterly
with principle due in January 2006.                     860,000

Note payable to Individual bearing interest at
8.00% with principle due in December 2005.              180,000

Note payable to Talisman Energy for repurchase
of stock with payments of $10,000 due monthly
with final payment due August 2001.                      40,000

Balance Forward                                     $ 1,666,568

                       MILLER PETROLEUM, INC.
           Notes to the Consolidated Financial Statements
                       April 30, 2001 and 2000


NOTE 4 - LONG-TERM DEBT

The Company had the following debt obligations at April 30, 2001
(Continued):

                                                      April 30,
                                                        2001
                                                      ---------
Balance Forward                                     $  1,666,568

Line of credit payable to First National Bank
of the Cumberlands secured by equipment and
inventory bearing interest at 10.50% due
on demand on October 10, 2002.                            85,461

Note payable to Community Trust Bank secured
by real property bearing interest at 8.50%
requiring monthly principle and interest
payments of $1,389 due in April 2004.                    122,739



         Total notes payable                           1,874,768
          Less current maturities                       (577,270)

         Notes payable - long-term                   $ 1,297,498

  Maturities of long-term debt are as follows:

Year Ending April 30,                                 Amount
- ---------------------                                 --------
2001                                                 $   577,270
2002                                                     125,492
2003                                                      24,807
2004                                                      24,807
2005 and thereafter                                    1,122,392

                Total                                $ 1,874,768

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

NOTE 6 - WARRANTS

Miller Petroleum issued 953,400 warrants to Baxter Lee III. The warrants were issued along with the note receivable dated March 16, 1998 and can be exercised for $1.25 per share, and expire on December 12, 2004. The number of shares that can be purchased is based on a provision in the Warrant Agreement that allows him to purchase up to 10.53% of common stock outstanding

On August 10, 2000, Miller Petroleum issued 12,500 warrants to Raymond
R. Cohn, a stockholder. The warrants are exercisable for 12,500 shares of common stock at $1.00, and expire on July 17, 2003.

The warrants are callable during the third year at a price of $0.001 per warrant, traded at $2.00 for 30 consecutive days at no less than 5,000 shares per day.

On August 3, 2000 Miller Petroleum issued 1,000,000 warrants to Daniel
Page for services as a consultant. The warrants are exercisable for a period of two years, commencing August 3, 2000. The first 250,000 warrants are exercisable at a price of $1.00 per share; the next 250,000 warrants are exercisable at $1.50 per share; and the two remaining 250,000 shares are exercisable for $2.00 and $2.50 per share, respectively. These warrants were issued for services valued at $43,750. They will be reflected on the financial statements as an amortization expense over a two year period.

On December 8, 2000, Miller Petroleum issued 100,000 warrants to Basic Investors, Inc. for services as a business consultant. The warrants are exercisable for a period of three years, commencing December 8, 2000, at a price of $2.00 per share and may be called if Miller Petroleum's common stock trades at 150% of the exercisable price for five consecutive days. These warrants were issued for services valued at $3,500. They will be reflected on the financial statements an an amortization expense over a three year period.

On December 15, 2000, Miller Petroleum issued 12,500 and 5,000 warrants to Lawrence L. Larue, CFO and Secretary/Treasurer and Teresa Cotton employee respectively. These warrants are exercisable at a price of $1.00 per share and expire on December 15, 2003. During the third year of the warrants Miller Petroleum may call them at a price of $0.001 per warrant at any time that its common stock has traded at $2.00 for 30 consecutive days. These warrants were issued with a value of $788 and were shown as an expense on the current year financial statements.

On January 9, 2001, Miller Petroleum issued 6,000 warrants to Gary Bible a vice-president. These warrants are exercisable at $1.00 per share and expire on January 9, 2004. These warrants were issued with a value of $315 and were shown as an expense on the current year financial statements.

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

     NOTE 8 - S.F.A.S. SUPPLEMENTAL DISCLOSURES (Unaudited)

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

                                                                 Exhibit
Exhibits*                                                        Number
--------                                                         -------

(i)

Subsidiaries of the Company                                       **

Financial Data Schedule                                           **

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

                                             MILLER PETROLEUM, INC.


Date: 9-12-01                                By /s/ Deloy Miller
     ----------------                          ---------------------------
                                               Deloy Miller, CEO and
                                               Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                             MILLER PETROLEUM, INC.


Date: 9-12-01                                By /s/ Deloy Miller
     ----------------                          ---------------------------
                                               Deloy Miller, CEO and
                                               Director


Date: 9-12-01                                By /s/ Lawrence LaRue
     ----------------                          ---------------------------
                                               Lawrence LaRue, CFO, Secretary/
                                               Treasurer and Director

Date: 9-12-01                                By /s/ Herman Gettelfinger
     ----------------                          ---------------------------
                                               Herman Gettelfinger, Director