Form 10QSB
period 2001-07-31
MILLER PETROLEUM INC
filed 2001-09-18
CIK 785968

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 2001
                                       ----------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               August 31, 2001

                                  8,328,656


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


                            MILLER PETROLEUM, INC.
                         Consolidated Balance Sheets
                                  ASSETS

                                             July 31,      April 30,
                                              2001           2001
                                            Unaudited
CURRENT ASSETS

Cash                                      $  214,540     $  224,550
Accounts receivable - trade-, net            942,664      1,143,300
Inventory                                    439,762        439,113
Prepaid expenses                              54,465         74,011

     Total Current Assets                  1,651,431      1,880,974

FIXED ASSETS

Machinery and equipment                    1,185,170      1,249,511
Vehicles                                     387,315        438,851
Buildings                                    313,335        313,335
Office Equipment                              75,410         87,172
Less: accumulated depreciation              (722,805)      (881,690)

    Total Fixed assets                     1,238,425      1,207,179

OIL AND GAS PROPERTIES                     1,252,712      1,050,687

(On the basis of successful
efforts accounting)

PIPELINE FACILITIES                          317,442        336,635

OTHER ASSETS

Land                                         511,500        511,500
Investments                                      500            500
Organization Costs                                 0            119

    Total Other Assets                       512,000        512,119

TOTAL ASSETS                              $4,972,010     $4,987,594

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable - trade                  $  271,272     $  134,275
Accrued expenses                              89,022         91,910
Notes payable - current portion              537,039        577,270

    Total Current Liabilities                897,333        803,455

LONG-TERM LIABILITIES

Notes payable - related                       43,614         89,968
Notes payable                              1,199,082      1,207,530

    Total Long-Term Liabilities            1,242,696      1,297,498

    Total Liabilities                      2,140,029      2,100,953

STOCKHOLDERS' EQUITY

    Common Stock: 500,000,000 shares
    authorized at $0.0001 par value,
    8,328,656 and 8,218,656 shares
    issued and outstanding                       833            822
    Additional paid-in capital             3,676,469      3,566,480
    Retained Earnings                       (845,321)      (680,661)

       Total Stockholders' Equity          2,831,981      2,886,641

    TOTAL LIABILITIES AND
    STOCKHOLDERS'S EQUITY                 $4,972,010     $4,987,594

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
                   Consolidated Statements of Operations
                                (UNAUDITED)

                                      Three Months  Three Months
                                               Ended
                                      July 31,2001 July 31, 2000
REVENUES

  Oil and gas revenue                   $121,886      $162,016
  Service and drilling revenue           449,866       521,948
  Retail sales                            24,184           991
  Other revenue                            2,693       123,904

    Total Revenue                        598,629       808,859

COSTS AND EXPENSES

Cost of oil and gas sales                219,078        253,627
Selling, general and administrative      218,964        106,740
Salaries and wages                       179,512        181,137
Depreciation, depletion and amortization  95,849         96,503

    Total Costs and Expenses             713,403        638,007

INCOME (LOSS) FROM OPERATIONS           (114,774)       170,852

OTHER INCOME (EXPENSE)

Interest income                              124            113
Interest expense                         (50,010)       (97,853)

    Total Other Income (Expense)         (49,886)       (97,740)

INCOME TAXES                                   0              0

NET INCOME (LOSS)                      $(164,660)      $ 73,112

NET EARNING (LOSS) PER SHARE           $   (0.02)      $   0.01
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                     8,273,656      7,116,191

The accompanying notes are an integral part of these consolidated financial statements.


                          MILLER PETROLEUM, INC.
              Consolidated Statement of Stockholders' Equity
                                (UNAUDITED)


                                      Additional
                       Common Shares    Paid-in     Retained
                       Shares  Amount   Capital     Earnings     Total
Balance
April 30, 2000        7,110,691  $711  $2,462,138 ($935,063)   $1,527,786

Common stock
issued for cash at
$1.00 per share       1,077,600   108   1,077,492       -       1,077,600

Common stock
issued for cash at
$0.90 per share          50,000     5      44,995       -          45,000

Common stock
issued for services
at $1.00 per share        5,500     1        5,499      -           5,500

Common stock
issued for equipment
at $1.00 per share       23,000     2       22,998      -          23,000

Common stock
repurchased for
$2.00 per share         (45,000)   (5)     (89,995)     -         (90,000)

Common stock
repurchased for
$1.60 per share          (3,135)    -       (5,000)     -          (5,000)

Warrants (1,123,500)
issued for services                         48,353                 48,353

Net income for the
year ended
April 30, 2001                                       $254,402    $254,402

Balance
April 30, 2001        8,218,656   $822  $3,566,480  ($680,661) $2,886,641

Common stock
issued for cash at
$1.00 per share         110,000     11     109,989      -         110,000

Net loss for the
three months ended
July 31, 2001                                        ($164,660) ($164,660)
73,112

Balance
July 31, 2001         8,328,656   $833 $3,676,469    ($845,321)$2,831,981

 The accompanying notes are an integral part of these consolidated financial statements

                          MILLER PETROLEUM, INC.
                   Consolidated Statement of Cash Flows
                                (UNAUDITED)

                                             Three Months Twelve Months
                                                       Ended
                                             July 31, 2001 April 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                              $(164,660)       $73,112
Adjustments to Reconcile Net Income to
Net Cash Provided (Used) by Operating
Activities:
  Depreciation, depletion and amortization        95,849         96,503
  Allowance for bad debts                                        17,233
  Common stock issued for services                                5,500
  Gain on sale of equipment and oil and
  gas properties                                               (123,904)
Changes in Operating Assets and Liabilities:
  Decrease (increase) in accounts receivable     200,636     (1,568,775)
  Decrease (increase) in inventory                  (649)             _
  Decrease (increase) in organizational costs        119             59
  Decrease (increase) in prepaid expenses         19,546         13,994
  Incease (decrease) in accounts payable         136,997       (118,009)
  Increase (decrease) in accrued expenses         (2,888)        14,254

   Net Cash Provided (Used) by Operating
   Activities                                    284,950     (1,590,033)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                            (66,478)       (54,444)
Sale of oil and gas properties                         0      1,874,423
Purchase of oil and gas properties              (243,449)      (139,334)
Sale of equipment                                      0        103,982

   Net Cash Provided (Used) by Investing
   Activities                                   (309,927)     1,784,627

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable                       (145,033)      (117,547)
Sale of common stock                             110,000         45,000
Repurchase of common stock                             0        (90,000)
Proceeds from borrowing                           50,000         35,305

    Net Cash Provided (Used) by Financing
    Activities                               $   14,967       ($127,242)

NET INCREASE IN CASH                           ($10,010)       $ 67,352
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                             224,550          39,556
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                  $214,540        $106,908

CASH PAID FOR

Interest                                       ($50,009)       ($97,853)
Income taxes                                       -             -

NON-CASH FINANCING ACTIVITIES:

Common stock and warrants issued for services                   $ 5,500

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
              Notes to the Consolidated Financial Statements

(1) Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 2001 Annual Report on Form 1OKSB. The results of operations for the period ended July 31, 2001 are not necessarily indicative of operating results for the full year.

     The consolidated financial statements and other information furnished herein reflect all adjustment which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods covered by this report.

(2)   RELATED PARTY TRANSACTIONS

      None.

(3) SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for all fiscal years beginning after June 15, 2000 (as amended by FAS 138). This statement requires recognition of all derivative contracts as either assets or liabilities in the balance sheet and the measurement of them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of any gains or losses on the hedge with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For aderivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into any material derivative contracts either to hedge existing risks or for speculative purposes. The adoption of the new standard on January 1, 2001 did not affect the Company's financial statements.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements" which outlines the basic criteria that must be met to recognize revenue and provided guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. Adoption of SAB No. 101 did not have a material impact on the Company's financial position or its results of operations.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142. "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses this initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt SFAS No. 141 and 142 on a prospective basis as of January 1, 2002, however, certain provisions of these new Standards may also apply to any acquisitions concluded subsequent to June 30, 2001. Presently, the adoption of these new standards is not expected to have a material impact on the Company's financial condition or results of operations.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

     Miller Petroleum has more than 40,000 acres held by production in Tennessee. This acreage is made up primarily of development drilling locations. It produces both gas and oil, mainly from the Mississippian age Big Lime Formation. The existing properties contain a minimum three-year inventory of conventional drilling locations. The company is also actively pursuing the acquisition of additional high potential acreage in eastern Tennessee. A recent "high volume" (Tennessee Mining, Inc. #22B, drilled in August of 2000, has produced in excess of 9,000 barrels of oil through August 31, 2001) development oil well drilled on one of these properties showed that he oil reservoir has not yet been pressure depleted. The Kopper's 26-B, which was drilled in August of 2001, had 22 feet of oil pay at the base of the Big Lime Formation. This well strongly indicates that the oil field extends into an adjacent 4,700-acre block of property, which the owner's have agreed to lease to Miller Petroleum. The company plans to begin development of this lease in the fourth quarter of 2,001. The company also plans to drill an additional four to five oil wells on it's existing Kopper's lease, as well as begin the exploitation of the fields "substantial" gas cap. All 45,000 Tennessee acres are presently being evaluated for their CBM potential. A well drilled in June of 2001 by the company encountered numerous coal seams below 750 feet depth on a 5,000-acre lease that the company has recently acquired. These coal seams reach a maximum thickness of six feet and are presently being evaluated for their CBM potential. In addition, this well has made a conventional Big Lime gas discovery. In the third quarter of 2,001 Miller Petroleum has drilled three successful development wells in this new field discovery, with one additional location staked. In addition, the company is presently conducting a geochemical survey in the southern portion of this acreage where geological mapping indicates a second Big Lime gas field may be present. The company has drilled two CBM test wells on another 8,000-acre block of company leases, which are strategically located near an existing pipeline. The second well has found an apparent commercial, conventional natural gas discovery. Three locations have been staked offsetting this well, and Miller Petroleum plans to begin a development-drilling program as soon as plans have been finalized for a pipeline connection.

      Miller Petroleum's exploration effort is continuing to be concentrated in the East Tennessee portion of the Eastern Overthrust Belt. Management feels that this area has tremendous potential for both oil and gas production, as shown by the development of Swan Creek Field. Knox Dolomite wells in this field have reserves in excess of two Bcf gas per well. Swan Creek Field is also producing substantial amounts of oil from two separate shallower reservoirs.

      Miller Petroleum has obtained a 20-well farmout from Tengasco, Inc. in the Swan Creek Field area. On this farmout, and the Swan Creek lease, Miller has drilled four successful Knox Dolomite wells in Swan Creek Field proper, and development drilling is continuing. A fifth Knox well drilled by Miller has resulted in a new field discovery on a separate structure from Swan Creek. The Company has staked a second Knox test on this feature that will be located higher on structure. This test will be drilled pending rig availability.
This well will also continue the evaluation of the Trenton oil discovery found on this structure.


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

          At this time Miller Petroleum management has identified 12 additional large structures similar to Swan Creek Field in the Tennessee portion of the Eastern Overthrust Belt. After completing a preliminary analysis of seismic data, the company is continuing to acquire leases on two of these features. Both of these structures have been found to be associated with active hydrocarbon seeps. Miller plans to test these structures as aggressively as possible while continuing to identify additional targets in the Eastern Overthrust Belt.


Liquidity and Capital Resources
-------------------------------

      Cash and cash equivalents at July 31, 2001, decreased by $10,010 from the July 31, 2000 balance.

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

  We believe that our current cash flow will be sufficient to support our cash requirements for development and production over the next 12 months.

Results of Operations
---------------------

  The Company had revenues of $598,629 for the first quarter of its fiscal year 2002, down from the $808,859 in revenues recognized during the first quarter of fiscal year 2001.

      The Company's net loss for the current quarter was $164,660, compared to net income of $73,112 for the first quarter of fiscal 2002.

  Oil and gas revenue for the first quarter of 2002 was $121,886, down from $162,016 reported for the first quarter of fiscal 2001. This decrease was due to the two months of oil and gas revenue recognized from the Kentucky oil and gas properties, in the first quarter of fiscal 2001. The Kentucky properties were sold July 1, 2000. For details, see Form 10KSB filed by the Company for the fiscal year ended April 30, 2001.

  Service and drilling revenue was $449,866, down from the $521,948 reported for the first quarter of fiscal 2001, due primarily to mechanical problems with drilling equipment.

  Other revenue was $2,693, down from $123,904 in the first quarter of fiscal 2001. During the first quarter of fiscal 2001, the Company sold its Kentucky oil and gas properties and recognized a gain of $123,904.

  Cost of sales for the first quarter of fiscal 2002 was $219,078, down from $253,627 in the first quarter of fiscal 2001, due primarily to the decrease in drilling activity.

  Selling, general and administrative expenses were $218,964, up from $106,740 in the first quarter of fiscal 2001. This increase was primarily due to increases in legal and professional fees.

  Interest expense was $50,010, down from the $97,853 reported for the first quarter of fiscal 2001. This decrease was due to the payoff of Bank One during fiscal 2001.


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

                                        MILLER PETROLEUM, INC.



Date: 9-17-01                          By: /s/ Deloy Miller
     -----------------                       -----------------------------
                                          Deloy Miller, CEO and Director




Date: 9-17-01                          By: /s/ Lawrence L. LaRue
     -----------------                   -----------------------------
                                          Lawrence L. LaRue, CFO
                                         Secretary/Treasurer and
                                         Director


Date: 9-17-01                          By: /s/ Herman Gettelfinger
     -----------------                   ------------------------------
                                         Herman Gettelfinger   Director