Form 10KSB/A
period 2001-04-30
MILLER PETROLEUM INC
filed 2001-11-16
CIK 785968

U. S. Securities and Exchange Commission
                              Washington, D. C.  20549

                                      FORM 10-KSB-A2

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

     One of the above oil wells scheduled for completion is the Rose #1 well. Although the Rose #1 well was not as successful as expected, we plan to drill the Rose #2 in late November, 2001, and to complete both wells by the end of 2001.

     Tengasco completed its pipeline and began buying limited amounts of natural gas on March 8, 2001. Miller's first sales to Tengasco were from the Worlie Purkey #1 well in April of 2001. In May, the Worlie Purkey #3 began selling to Tengasco. During the latter part of June, we began selling from the Jeff Johnson #1 well.

     Tengasco's customers are limited in the amount of gas they can buy because of metering equipment installation. For the month of July, 2001, Tengasco purchased approximately 60% of our net natural gas production, or 5,687 Mcf. Nami purchased 27% of our natural gas production, or 2,507 Mcf, and Delta and Citizens purchased 12% and 1% or 1,141 Mcf and 101 Mcf, respectively.

     We continue to focus on the development, drilling and production on natural gas in eastern Tennessee. Our exploration efforts will primarily be in the East Tennessee portion of the Eastern Overthrust Belt. According to the reserve report prepared by Coburn Petroleum Engineering as of April 30, 2001, our interests in the Knox Dolomite wells in this field have reserves averaging about 1.3 billion cubic feet per well. This reserve report also estimates net production in 2001 of 11,543 barrels of oil for two wells in which we have interests. These wells are located in the Trenton Formation, a separate shallow reservoir.

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

Reserve Analyses

     Coburn Petroleum Engineering of Tulsa, Oklahoma, performed a reserve analysis on our leases as of April 30, 2001. Based on the data and parameters provided, the wells evaluated should recover about 884,759 barrels of oil, or Bbls, and 27,746,871 thousand cubic feet, or Mcf, of natural gas. Of this gross production, the interests appraised will recover 379,337 Bbls of oil and 11,765,300 Mcf of natural gas. Of these latter amounts, a total of 199,806 Bbls of oil and 4,733,480 Mcfs of natural gas were proved but undeveloped.
The net reserves should yield an un-discounted future net income of $64,356,698 after royalties, operating costs, development costs and severance and ad valorem taxes, but before federal and state income taxes. The present value of this future net income is $41,386,237 when discounted at 10%. The reserves presented in this report were evaluated according to the standards recommended by the Securities and Exchange Commission. The report assumes constant oil and gas pricing and the use of a 10% discount factor to estimate present value of the future net income.

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

         We have agreements to sell all of our natural gas. In August, 2001, the weighted average price of our natural gas, after transportation costs, was $2.43 per MCF.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

   Miller Petroleum has more than 40,000 acres held by production in Tennessee. This acreage is made up primarily of development drilling locations. It produces both gas and oil, mainly from the Mississippian age Big Lime Formation. The existing properties contain a minimum three-year inventory of conventional drilling locations. The company is also actively pursuing the acquisition of additional high potential acreage in eastern Tennessee. A recent "high volume" (Tennessee Mining, Inc. #22B, drilled in August of 2000, has produced 8,039 barrels of oil through June 30, 2001) development oil well drilled on one of these properties showed that the oil reservoir has not yet been pressure depleted. The company plans to drill an additional four to five oil wells on this lease, as well as begin the exploitation of its gas cap. Miller Petroleum is also in the process of leasing an additional 4,700-acre block of property that directly offsets this oil field. All 45,000 Tennessee acres are presently being evaluated for their CBM potential. A well drilled in June of 2001 by the company encountered 13 coal seams below 750 feet depth on a 5,000-acre lease that the company has recently acquired. These coal seams reach a maximum thickness of six feet and are presently being evaluated for their CBM potential. In addition, this well has made a conventional Big Lime gas discovery, and a second location of the lease has already been staked. The company has drilled two CBM test wells on another 8,000-acre block of company leases, which are strategically located near an existing pipeline. The second well has found an apparent commercial, conventional natural gas discovery. Three locations have been staked offsetting this well, and Miller Petroleum plans to begin a development-drilling program that will be able to quickly market the produced gas.

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

          The Dewey Sutton #1 was the first well that established oil production for Miller Petroleum on the Swan Creek farmout. This well was drilled in August of 2000 and is presently producing 12 BOPD. The initial offset to this well has been successfully stimulated and is currently awaiting production facilities. Four of the five Knox wells that the company has drilled in Swan Creek have encountered oil shows in the shallower Trenton and Stones River Formations indicating an oil field that extends over this structure, and Miller Petroleum plans to continue the development of its share of these reserves.

               At this time Miller Petroleum management has identified 12 additional structures similar to Swan Creek Field in the Tennessee portion of the Eastern Overthrust Belt. The company is presently acquiring leases over two of these structures. Miller plans to test these structures as aggressively as possible while continuing to identify additional targets in the Eastern Overthrust Belt.

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

                        MILLER PETROLEUM, INC.
            Notes to the Consolidated Financial Statements
                        April 30, 2001 and 2000

(4) Reserve Quantity Information


The following table summarizes proved reserves as reported by Coburn Petroleum
Engineering:

                                    Net Values Oil-Gas-Profit      10%
Category             Oil-Bbls     Gas-Mcf           Net Profit     Discount
--------             --------     -------           ----------     --------
Pvd. Devl. Prod.      71,334        231,372        $ 2,424,911    $ 1,662,070
Pvd. Devl. Shut In   108,197      6,800,451        $35,575,160    $22,438,438
Pvd. Undeveloped     199,806      4,733,480        $26,356,698    $17,285,729
                     -------      ---------        -----------    -----------
Total                379,337     11,765,303        $64,356,698    $41,386,237

The following schedule estimates of proved oil and natural gas reserves attributable to the Company. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved - developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in barrels of oil (Bbls) and thousands of cubic feet of natural gas
(Mcf). Geological and engineering estimates of proved oil and natural gas reserves at one point in time are highly interpretive, inherently imprecise and subject to ongoing revisions that may be substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates reported
represent the most accurate assessments possible, these   estimates are by
their nature generally less precise that other estimates presented in connection with financial statement disclosures.

     NOTE 8 - S.F.A.S. SUPPLEMENTAL DISCLOSURES (Unaudited)

                                 Oil (bbls)               Gas (Mcf)
                                 ----------               ---------
Proved reserves
  Balance, April 30, 1999          120,151                9,443,127

   Discoveries and extensions      173,648                  855,614

   Revisions of previous estimates  10,839               (1,877,873)

   Productions                     (10,450)                 (223,418)

  Balance, April 30, 2000          294,188                 8,197,450

   Discoveries and extensions       52,100                   773,000

   Sales of previous reserves      (69,760)               (1,724,450)

   Revisions of previous estimates 115,151                 4,590,504

   Production                      (12,342)                  (71,201)

  Balance, April 30, 2001          379,337                11,765,303

Proved developed producing
   reserves at April 30, 2001       71,334                   231,372

Proved developed producing
    reserves at April 30, 2000     120,540                 2,034,416

                       MILLER PETROLEUM, INC.
           Notes to the Consolidated Financial Statements
                       April 30, 2001 and 2000

NOTE 8 - S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

The reserve and engineering reports performed for the Company by Coburn Petroleum Engineering of Tulsa, Oklahoma, an independent engineering consulting firm reported the discounted net present value of the reserves which is future cash flows less future production costs, severance taxes, and development costs discounted at 10% before federal income taxes. The term Standardized Measure of Discounted Future Net Cash Flow is a measure of discounted net present value of the reserves less federal income taxes.

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved developed reserves for the years ended April 30, 2001 and 2000. Estimated future cash flows were based on independent reserves evaluation from Coburn Petroleum Engineering. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at April 30, 2001 and 2000, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgement on the potential value of the Company's recoverable reserves or in estimating future results to operations.

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

Of the Company's total proved reserves as of April 30, 2001 and 2000, approximately 48% and 26%, respectively, were classified as proved developed producing, 11% and 1%, respectively, were classified as proved developed non-producing and 41% and 73%, respectively, were classified as proved
undeveloped.   All of the Company's reserves are located in the
continental United States.

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


      (*) Warrants were granted as a bonus.

Compensation of Directors

          The Board of Directors has resolved to compensate the members of the Board of Directors for attendance at meetings at the rate of $500 per day. We do not reimburse our directors for travel expenses that they incur to attend meetings. During the fiscal year ended April 30, 2000, we did not have any formal meetings of our Board of Directors. We obtained written consents of the Board of Directors for all matters requiring Board action. During the fiscal year ended April 30, 2001, we held only one formal Board meeting, on April 25, 2001.

          Herbert J. White, our Vice President of Development Engineering, is paid by the day for his engineering services. During the fiscal year ended April 30, 2000, we paid Mr. White $100 per day, plus expenses. His total fees during that period were $3,500. In September, 2000, we increased Mr. White's daily compensation to $150 per day worked. During the fiscal year ended April 30, 2001, Mr. White's total fees were $6,100.

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

                                             MILLER PETROLEUM, INC.


Date: 11-16-2001                             By /s/ Deloy Miller
     ----------------                          ---------------------------
                                               Deloy Miller, CEO and
                                               Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                             MILLER PETROLEUM, INC.


Date: 11-16-2001                             By /s/ Deloy Miller
     ----------------                          ---------------------------
                                               Deloy Miller, CEO and
                                               Director


Date: 11/16/2001                             By /s/ Lawrence LaRue
     ----------------                          ---------------------------
                                               Lawrence LaRue, CFO, Secretary/
                                               Treasurer and Director


Date: 11/16/2001                             By /s/ Herbert J. White
     ----------------                          ---------------------------
                                               Herbert J. White, Vice
                                               President and Director