Form 10KSB/A
period 2001-04-30
MILLER PETROLEUM INC
filed 2001-11-21
CIK 785968

U. S. Securities and Exchange Commission
                              Washington, D. C.  20549

                                      FORM 10-KSB-A3

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

          We acquired a 50% working interest in the 8,000 acre Elk Valley Iron and Coal lease in Campbell and Scott counties, Tennessee from Delta Producers, Inc. In 1999, Miller agreed to provide the geology, engineering and its drilling expertise for its interest in the lease and to jointly develop the lease with Delta. This lease provides for a landowner's royalty of 12.5% and an overriding royalty interest of 6.25%. During November and December, 2000, two shallow wells were drilled on this lease. One of these wells, the Ketchen #16 well, tested more than 200 Mcf of natural gas open flow at a depth of about 1300 feet on the Pennsylvania Sands Formation. We are in the process of permitting three more wells on the Ketchen lease and drilling will begin in January or February of 2002.

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

Reserve Analysis

     Coburn Petroleum Engineering of Tulsa, Oklahoma, performed a reserve analysis on our leases as of April 30, 2001. Based on the data and parameters provided, the wells evaluated should recover about 884,759 barrels of oil, or Bbls, and 27,746,871 thousand cubic feet, or Mcf, of natural gas. Of this gross production, the interests appraised will recover 379,337 Bbls of oil and 11,765,300 Mcf of natural gas. Of these latter amounts, a total of 71,334 Bbls of oil and 231,372 Mcf of natural gas were proved developed producing; 108,197 Bbls of oil and 6,800,451 Mcf of gas were proved developed shut-in; and 199,806 Bbls of oil and 4,733,480 Mcf of natural gas were proved but undeveloped.

     The net reserves should yield an un-discounted future net income of $64,356,698 after royalties, operating costs, development costs and severance and ad valorem taxes, but before federal and state income taxes. The present value of this future net income is $37,195,877 when discounted at 10%. The reserves presented in this report were evaluated according to the standards recommended by the Securities and Exchange Commission. The report assumes constant oil and gas pricing and the use of a 10% discount factor to estimate present value of the future net income.

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

m.  Major Customers

  Miller Petroleum Inc. depends upon local purchasers of hydrocarbon in the areas where their properties are located. They have three major customers. The loss of one or more purchasers may substantially reduce their sales and ability to operate profitably. These major customers are:

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

                        MILLER PETROLEUM, INC.
            Notes to the Consolidated Financial Statements
                        April 30, 2001 and 2000

(4) Reserve Quantity Information


The following table summarizes proved reserves as reported by Coburn Petroleum
Engineering:

                                    Net Values Oil-Gas

                                                   Undiscounted   Discounted
                                                   Future         Future Net
Category             Oil-Bbls     Gas-Mcf          Net Income     Income @ 10%
--------             --------     -------           ----------     --------
Pvd. Devl. Prod.      71,334        231,372        $ 2,235,075    $ 1,493,786
Pvd. Devl. Shut In   108,197      6,800,451        $32,790,030    $20,166,544
Pvd. Undeveloped     199,806      4,733,480        $24,293,269    $15,535,547
                     -------      ---------        -----------    -----------
Total                379,337     11,765,303        $59,318,374    $37,195,877

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

                       MILLER PETROLEUM, INC.
           Notes to the Consolidated Financial Statements
                       April 30, 2001 and 2000

NOTE 8 - S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

Standardized measures of discounted future net cash flows:

                                            April 30,
                                      2001              2000

Future cash flows               $  69,227,195      $ 26,552,579

Future production costs
and taxes                          (8,547,321)       (2,992,328)

Future development costs           (1,361,500)         (890,000)

Future income tax expense         (18,478,757)       (2,587,009)

Future cash flows before
income taxes                       40,839,617        20,083,242

Discount at 10% for timing
of cash flows                     (14,576,646)      (12,906,347)

Discounted future net cash flows
from proved reserves             $ 26,262,971      $  7,176,895

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

                                             MILLER PETROLEUM, INC.


Date: 11/21/2001                             By /s/ Deloy Miller
     ----------------                          ---------------------------
                                               Deloy Miller, CEO and
                                               Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                             MILLER PETROLEUM, INC.


Date: 11/21/2001                             By /s/ Deloy Miller
     ----------------                          ---------------------------
                                               Deloy Miller, CEO and
                                               Director

Date: 11/21/2001                             By /s/ Lawrence LaRue
     ----------------                          ---------------------------
                                               Lawrence LaRue, CFO, Secretary/
                                               Treasurer and Director

Date: 11/21/2001                             By /s/ Herman Gettelfinger
     ----------------                          ---------------------------
                                               Herman Gettelfinger, Director