Form 10QSB
period 2001-10-31
MILLER PETROLEUM INC
filed 2001-12-17
CIK 785968

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 2001
                                       ----------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               November 30, 2001

                                  8,578,856


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


                            MILLER PETROLEUM, INC.
                         Consolidated Balance Sheets
                                  ASSETS

                                           October 31,      April 30,
                                              2001           2001
                                            Unaudited
CURRENT ASSETS

Cash                                      $  254,341     $  224,550
Accounts receivable - trade-, net            903,702      1,143,300
Inventory                                    591,421        439,113
Prepaid expenses                              41,832         74,011

     Total Current Assets                  1,791,296      1,880,974

FIXED ASSETS

Machinery and equipment                    1,266,531      1,249,511
Vehicles                                     412,331        438,851
Buildings                                    313,335        313,335
Office Equipment                              78,379         87,172
Less: accumulated depreciation              (762,915)      (881,690)

    Total Fixed assets                     1,307,661      1,207,179

OIL AND GAS PROPERTIES                     1,665,883      1,050,687

(On the basis of successful
efforts accounting)

PIPELINE FACILITIES                          305,091        336,635

OTHER ASSETS

Land                                         511,500        511,500
Investments                                      500            500
Organization Costs                                 0            119

    Total Other Assets                       512,000        512,119

TOTAL ASSETS                              $5,581,931     $4,987,594

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable - trade                  $  227,711     $  134,275
Accrued expenses                              78,154         91,910
Notes payable - current portion              527,948        577,270

    Total Current Liabilities                833,813        803,455

LONG-TERM LIABILITIES

Notes payable - related                            0         89,968
Notes payable                              1,690,375      1,207,530

    Total Long-Term Liabilities            1,690,375      1,297,498

    Total Liabilities                      2,524,188      2,100,953

STOCKHOLDERS' EQUITY

    Common Stock: 500,000,000 shares
    authorized at $0.0001 par value,
    8,578,856 and 8,218,656 shares
    issued and outstanding                       858            822
    Additional paid-in capital             3,884,144      3,566,480
    Retained Earnings                       (827,259)      (680,661)

       Total Stockholders' Equity          3,057,743      2,886,641

    TOTAL LIABILITIES AND
    STOCKHOLDERS'S EQUITY                 $5,581,931     $4,987,594

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
                   Consolidated Statements of Operations
                                (UNAUDITED)

                          For the Three Months Ended  For the Six Months Ended
                                    October, 31               October, 31
                                   2001      2000        2001      2000
REVENUES

 Oil and gas revenue           $1,244,982   $840,796   $1,843,735
$1,524,364
 Sale of equipment and
 oil and gas properties                                        125,404

    Total Revenue               1,244,982    840,796   1,843,735   1,649,768

COSTS AND EXPENSES

Cost of oil and gas sales         789,156    345,484   1,008,234     599,111
Selling, general and
administrative                     94,758    131,210     313,722     237,950
Salaries and wages                194,265    169,856     373,777     350,993
Depreciation, depletion and
amortization                      120,996     78,443     216,845     174,946
Interest expense                   27,745     54,533      77,755     152,386

    Total Costs and Expenses   $1,226,920   $779,526  $1,990,333  $1,515,386


NET INCOME (LOSS)                  18,062     61,270    (146,598)    134,382

NET EARNING(LOSS) PER SHARE          0.00       0.01       (0.02)       0.02

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING              8,343,856  7,392,124   8,318,856   7,116,191

The accompanying notes are an integral part of these consolidated financial statements.


                          MILLER PETROLEUM, INC.
              Consolidated Statement of Stockholders' Equity
                                (UNAUDITED)


                                      Additional
                       Common Shares    Paid-in     Retained
                       Shares  Amount   Capital     Earnings     Total
Balance
April 30, 2000        7,110,691  $711  $2,462,138 ($935,063)   $1,527,786

Common stock
issued for cash at
$1.00 per share       1,077,600   108   1,077,492       -       1,077,600

Common stock
issued for cash at
$0.90 per share          50,000     5      44,995       -          45,000

Common stock
issued for services
at $1.00 per share        5,500     1        5,499      -           5,500

Common stock
issued for equipment
at $1.00 per share       23,000     2       22,998      -          23,000

Common stock
repurchased for
$2.00 per share         (45,000)   (5)     (89,995)     -         (90,000)

Common stock
repurchased for
$1.60 per share          (3,135)    -       (5,000)     -          (5,000)

Warrants (1,123,500)
issued for services                         48,353                 48,353

Net income for the
year ended
April 30, 2001                                       $254,402    $254,402

Balance
April 30, 2001        8,218,656   $822  $3,566,480  ($680,661) $2,886,641

Common stock
issued for cash at
$1.00 per share         110,000     11     109,989      -         110,000

Stock options
exercised at
$0.575 per share        100,000     10      57,490      -          57,500

Common stock
issued for equipment
at $1.00 per share      150,000     15     149,985      -         150,000

Common stock
issued for services
at $1.00 per share          200                200                    200

Net loss for the
three months ended
October 31, 2001                                     ($146,598) ($146,598)

Balance
October 31, 2001     $8,578,856   $858  $3,884,144   ($827,259)$3,057,743

 The accompanying notes are an integral part of these consolidated financial statements

                          MILLER PETROLEUM, INC.
                   Consolidated Statement of Cash Flows
                                (UNAUDITED)

                                              Six Months    Six Months
                                                       Ended
                                           October 31,2001 October 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                              $(146,598)      $134,382
Adjustments to Reconcile Net Income to
Net Cash Provided (Used) by Operating
Activities:
  Depreciation, depletion and amortization       216,845        174,946
  Allowance for bad debts                                        17,233
  Common stock issued for services                   200          5,500
  Common stock issued for inventory              150,000
Changes in Operating Assets and Liabilities:
  Decrease (increase) in accounts receivable     239,598        263,480
  Decrease (increase) in inventory              (152,308)         3,000
  Decrease (increase) in organizational costs        119             59
  Decrease (increase) in prepaid expenses         32,179         27,988
  Increase (decrease) in accounts payable         93,436       (142,051)
  Increase (decrease) in accrued expenses        (13,756)         8,197

   Net Cash Provided (Used) by Operating
   Activities                                    419,715        492,734

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                           (158,470)      (211,211)
Sale of oil and gas properties                         0      1,757,031
Purchase of oil and gas properties              (725,036)      (262,497)
Sale of equipment                                      0         97,470

   Net Cash Provided (Used) by Investing
   Activities                                   (883,506)     1,380,793

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable                       (173,828)    (2,074,464)
Sale of common stock                             167,500        595,000
Repurchase of common stock                             0        (95,000)
Proceeds from borrowing                          500,000         88,695

    Net Cash Provided (Used) by Financing
    Activities                                 $ 493,672     (1,485,769)

NET INCREASE IN CASH                           $  29,881    $   387,758
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                              224,550         39,556
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                  $ 254,431    $   427,314

CASH PAID FOR

Interest                                        ($77,755)     ($152,386)
Income taxes                                           -              -

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services                     200        $ 5,500
Common stock issued for inventory                150,000

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
              Notes to the Consolidated Financial Statements

(1) Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 2001 Annual Report on Form 1OKSB. The results of operations for the period ended October 31, 2001 are not necessarily indicative of operating results for the full year.

      The consolidated financial statements and other information furnished herein reflect all adjustment which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods covered by this report.

(2)   RELATED PARTY TRANSACTIONS

      On September 7, 2001, we executed two promissory notes, each for $250,000. The notes are in favor of Sherri Ann Parker Lee and William Parker Lee (a director), respectively. The notes are due September 7, 2003, and bear interest at the rate of 10% during the first year and 7% during the second year. Each note is payable quarterly in arrears, beginning November 31, 2001.
      Any amounts not paid when due will bear interest after maturity at the lesser of 20% per annum or the maximum rate allowable under applicable law. The notes are secured by five gas wells in the Swan Creek field.

      During the second quarter, Herman Gettelfinger, a director exercised a stock option to purchase 100,000 shares of the Company's common stock. In addition, Mr. Gettelfinger purchased working interests in oil and/or gas wells totaling $72,496.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

     Miller Petroleum has more than 40,000 acres held by production in Tennessee. This acreage is made up primarily of development drilling locations. It produces both gas and oil, mainly from the Mississippian age Big Lime Formation. The existing properties contain a minimum three-year inventory of conventional drilling locations. The Company is also actively pursuing the acquisition of additional high potential acreage in eastern Tennessee. As of December 17, 2001, the Company has acquired more than 6,000 acres in the current leasing program. A recent "high volume" (Tennessee Mining, Inc. #22B, drilled in August of 2000, has produced in excess of 10,400 barrels of oil through November 30, 2001) development oil well drilled on one of these properties showed that the oil reservoir has not yet been pressure depleted. The Koppers 26B, which was drilled in August of 2,001, had 22 feet of oil pay at the base of the Big Lime Formation with an initial production rate of 58 barrels per day. The Koppers 27B had 24 feet of oil pay at the base of the Big Lime formation with an initial production rate of 70 barrels oil per day. These wells strongly indicate that the oil field extends into an adjacent 4,700-acre block of property, which the owners have agreed to lease to Miller Petroleum. The company plans to begin development of this lease in early 2002. The company also plans to drill an additional four to five oil wells on its existing Koppers lease, as well as begin the exploitation of the field's gas cap. About 40,000 Tennessee acres are presently being evaluated for their CBM potential. A well drilled in June of 2001 by the company encountered numerous coal seams below 750 feet depth on a 5,000-acre lease that the Company has recently acquired. These coal seams reach a maximum thickness of six feet and are presently being evaluated for their CBM potential. In addition, this well has made a conventional Big Lime gas discovery. As of the date of this report, Miller Petroleum has drilled four successful development wells in this new field discovery. In addition, the Company has installed or purchased more than three miles of 3 and 4 inch gathering lines and we will begin selling gas from these wells to Powell-Clinch Utility District before the end of the year. Management expects that initial sales will be in the 750 to 800 Mcf/day. A portion of this acreage where geological mapping indicates a second Big Lime gas field may be present. The Company has drilled two CBM test wells on another 8,000-acre block of Company leases, which are strategically located near an existing pipeline.
The second well has found an apparent commercial, conventional natural gas discovery. Three locations have been staked offsetting this well, and Miller Petroleum plans to begin a development-drilling program as soon as plans have been finalized for a pipeline connection.

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

     The Dewey Sutton #1 was the first well that established oil production for Miller Petroleum on the Swan Creek farmout. This well was drilled in August of 2000 and is presently producing 12 BOPD. The initial offset to this well has been successfully stimulated and is currently awaiting production facilities. Four of the five Knox wells that the Company has drilled in Swan Creek have encountered oil shows in the shallower Trenton and Stones River Formations indicating an oil field extenting over this structure, and Miller Petroleum plans to continue the development of its share of these reserves.

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

     We also borrow funds to finance equipment purchases. On September 7, 2001, we executed two promissory notes, each for $250,000. The notes are in favor of Sherri Ann Parker Lee and William Parker Lee, respectively. The notes are due September 7, 2003, and bear interest at the rate of 10% during the first year and 7% during the second year. Each note is payable quarterly in arrears, beginning November 31, 2001. Any amounts not paid when due will bear interest after maturity at the lesser of 20% per annum or the maximum rate allowable under applicable law. The notes are secured by five gas wells in the Swan Creek field.

     We believe that our current cash flow will be sufficient to support our cash requirements for development and production over the next 12 months.

Results of Operations
---------------------

     The Company had revenues of $1,244,982 for the second quarter of its fiscal year 2002, up from the $840,796 in revenues recognized during the second quarter of fiscal year 2001.

     The Company's net profit for the current quarter was $18,062, compared to net income of $61,270 for the second quarter of fiscal 2002.

     Cost of sales for the second quarter of fiscal 2002 was $789,156, up from $345,484 in the second quarter of fiscal 2001, due primarily to the increase in drilling activity.

     Selling, general and administrative expenses were $94,758, down from $131,210 in the second quarter of fiscal 2001. This decrease was primarily due to decreases in legal and professional fees.

     Depreciation, depletion and amortization for the second quarter of fiscal 2002 was $120,996 up from $78,443 in the second quarter of 2001. This increase was due to the increased number of wells put on production.

     Interest expense was $27,745, down from the $54,533 reported for the first quarter of fiscal 2001. This decrease was due to the payoff of Bank One during fiscal 2001.

     The Company had revenues of $1,843,735 for the six months ended October 31, 2001, up from the $1,649,768 in revenues recognized during six months October 31, 2000.

     The Company's net loss for the six months ended October 31, 2001 was ($146,598), compared to net income of $134,382 for the six months ended October 31, 2000. The net loss was due primarily to equipment failure and repairs.

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

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          At a special meeting of the stockholders on December 17, 2001, which is subsequent to the period covered by this Report, a majority of the stockholders resolved that William Parker Lee be appointed as a director effective October 1, 2001; and further resolved that the Incentive Stock Option Plan of Miller Petroleum, Inc. be extended to expire on January 29, 2005; and further resolved that Employee Stock Options granted to Gary G. Bible, 40,000; Teresa A. Cotton, 10,000; Melvin C. Myers, 40,000; Steve W. Letner, 20,000; Stephen R. Burchfield, 30,000; Roger Butler, 30,000; Lawrence LaRue, 100,000; and Ernest F. Payne, 75,000; be adopted, ratified and approved. These options have a term of eight years and a strike price of $0.805.

Item 5.   Other Information.
          ------------------

          On December 7, 2001, which is subsequent to the period covered by this Report, the Securities and Exchange Commission declared effective our Registration Statement on Form SB-2, as amended. The Registration Statement covers a total of 2,761,152 shares of common stock that may be sold by certain of our security holders. See the Exhibit Index, Item 6 below.

Item 6.   Exhibits and Reports on Form 8-K.*

          (a)   Exhibits.

                Registration Statement on Form SB-2 as amended.**

          (b)   Reports on Form 8-K.

                None.

* A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

** This document has previously been filed with the Securities and Exchange Commission and may be viewed on the Commission's web site: www.sec.gov.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MILLER PETROLEUM, INC.



Date: 12/17/01                          By: /s/ Deloy Miller
     -----------------                   -----------------------------
                                        Deloy Miller, CEO and Director



Date: 12/17/01                          By: /s/ Lawrence L. LaRue
     -----------------                  -----------------------------
                                        Lawrence L. LaRue, CFO and
                                        Director


Date: 12/17/01                          By: /s/ Herbert J. White
     -----------------                  ------------------------------
                                        Herbert J. White Vice President
                                        and Director