Form 10QSB/A
period 2001-10-31
MILLER PETROLEUM INC
filed 2001-12-20
CIK 785968

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

          On December 17, 2001, which is subsequent to the period covered by this Report, the Company's Board of Directors resolved that William Parker Lee be appointed as a director effective October 1, 2001; and further resolved that the Incentive Stock Option Plan of Miller Petroleum, Inc. be extended to expire on January 29, 2005; and further resolved that Employee Stock Options granted to Gary G. Bible, 40,000; Teresa A. Cotton, 10,000; Melvin C. Myers, 40,000; Steve W. Letner, 20,000; Stephen R. Burchfield, 30,000; Roger Butler, 30,000; Lawrence LaRue, 100,000; and Ernest F. Payne, 75,000; be adopted, ratified and approved. These options have a term of eight years and a strike price of $0.805.

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

                                        MILLER PETROLEUM, INC.



Date: 12/19/01                        By: /s/ Deloy Miller
     -----------------                   -----------------------------
                                         Deloy Miller, CEO and Director



Date: 12/19/01                        By: /s/ Lawrence L. LaRue
     -----------------                   -----------------------------
                                         Lawrence L. LaRue, CFO and
                                         Director


Date: 12/19/01                        By: /s/ Herbert J. White
     -----------------                   ------------------------------
                                         Herbert J. White Vice President
                                         and Director