Form 10QSB
period 2002-01-31
MILLER PETROLEUM INC
filed 2002-03-18
CIK 785968

                   U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 2002
                                       ----------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               March 11, 2002

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


                            MILLER PETROLEUM, INC.
                         Consolidated Balance Sheets
                                  ASSETS

                                           January 31,      April 30,
                                              2002           2001
                                            Unaudited
CURRENT ASSETS

Cash                                      $  118,054     $  224,550
Accounts receivable - trade-, net            863,454      1,143,300
Inventory                                    596,142        439,113
Prepaid expenses                              36,072         74,011

     Total Current Assets                  1,613,722      1,880,974

FIXED ASSETS

Machinery and equipment                    1,341,965      1,249,511
Vehicles                                     446,596        438,851
Buildings                                    313,335        313,335
Office Equipment                              80,560         87,172
Less: accumulated depreciation              (803,191)      (881,690)

    Total Fixed assets                     1,379,265      1,207,179

OIL AND GAS PROPERTIES                     1,884,115      1,050,687
(On the basis of successful
efforts accounting)

PIPELINE FACILITIES                          292,740        336,635

OTHER ASSETS

Land                                         511,500        511,500
Investments                                      500            500
Organization Costs                                 0            119

    Total Other Assets                       512,000        512,119

TOTAL ASSETS                              $5,681,842     $4,987,594

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable - trade                  $  235,609     $  134,275
Accrued expenses                              62,849         91,910
Notes payable - current portion              516,343        577,270

    Total Current Liabilities                814,801        803,455

LONG-TERM LIABILITIES

Notes payable - related                       11,945         89,968
Notes payable                              1,720,032      1,207,530

    Total Long-Term Liabilities            1,731,977      1,297,498

    Total Liabilities                      2,546,778      2,100,953

STOCKHOLDERS' EQUITY

    Common Stock: 500,000,000 shares
    authorized at $0.0001 par value,
    8,578,856 and 8,218,656 shares
    issued and outstanding                       858            822
    Additional paid-in capital             3,884,144      3,566,480
    Retained Earnings                       (749,938)      (680,661)

       Total Stockholders' Equity          3,135,064      2,886,641

    TOTAL LIABILITIES AND
    STOCKHOLDERS'S EQUITY                 $5,681,842     $4,987,594

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
                   Consolidated Statements of Operations
                                (UNAUDITED)

                          For the Three Months Ended  For the Six Months Ended
                                    January, 31               January, 31
                                   2002      2001        2002      2001
REVENUES

 Oil and gas revenue           $  937,593   $595,642   $2,781,328
$2,117,434
 Sale of equipment and
 oil and gas properties                                        127,976

    Total Revenue                 937,593    595,642   2,781,328   2,245,410

COSTS AND EXPENSES
Cost of oil and gas sales         345,587    216,704   1,353,821     815,815
Selling, general and
administrative                    140,428    211,829     454,151     449,779
Salaries and wages                213,267    148,661     587,044     499,654
Depreciation, depletion and
amortization                      116,541    103,369     333,386     278,315
Interest expense                   44,448     38,798     122,203     191,184

    Total Costs and Expenses   $  860,271   $719,361  $2,850,605  $2,234,747


NET INCOME (LOSS)                  77,322   (123,719)    (69,277)     10,663

NET EARNING(LOSS) PER SHARE          0.01      (0.02)      (0.01)       0.00

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING              8,578,856  7,836,456   8,405,523   7,347,805

The accompanying notes are an integral part of these consolidated financial statements.


                          MILLER PETROLEUM, INC.
              Consolidated Statement of Stockholders' Equity
                                (UNAUDITED)


                                      Additional
                       Common Shares    Paid-in     Retained
                       Shares  Amount   Capital     Earnings     Total
Balance
April 30, 2000        7,110,691  $711   $2,462,138($935,063)   $1,527,786

Common stock
issued for cash at
$1.00 per share       1,077,600   108    1,077,492      -       1,077,600

Common stock
issued for cash at
$0.90 per share          50,000     5       44,995      -          45,000

Common stock
issued for services
at $1.00 per share        5,500     1        5,499      -           5,500

Common stock
issued for equipment
at $1.00 per share       23,000     2       22,998      -          23,000

Common stock
repurchased for
$2.00 per share         (45,000)   (5)     (89,995)     -         (90,000)

Common stock
repurchased for
$1.60 per share          (3,135)    -       (5,000)     -          (5,000)

Warrants (1,123,500)
issued for services                         48,353                 48,353

Net income for the
year ended
April 30, 2001                                       $254,402    $254,402

Balance
April 30, 2001        8,218,656   $822  $3,566,480  ($680,661) $2,886,641

Common stock
issued for cash at
$1.00 per share         110,000     11     109,989      -         110,000

Stock options
exercised at
$0.575 per share         100,000   10     57,490    -        57,500

Common stock
issued for equipment
at $1.00 per share  150,000   15    149,985    -       150,000

Common stock
issued for services
at $1.00 per share      200             200                200

Net loss for the
nine months ended
January 31, 2002                                      ($69,277)  ($69,277)


Balance
January 31, 2002     $8,578,856   $858  $3,884,144    ($749,938)$3,135,064

 The accompanying notes are an integral part of these consolidated financial statements

                          MILLER PETROLEUM, INC.
                   Consolidated Statement of Cash Flows
                                (UNAUDITED)

                                              Six Months    Six Months
                                                       Ended
                                           January 31,2002 January 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                              $ (69,277)      $ 10,663
Adjustments to Reconcile Net Income to
Net Cash Provided (Used) by Operating
Activities:
  Depreciation, depletion and amortization       333,386        278,315
  Allowance for bad debts                                        17,233
  Common stock issued for services                   200          5,500
  Common stock issued for inventory              150,000
  Gain on sale of equipment and oil and
  gas properties                                               (123,904)
Changes in Operating Assets and Liabilities:
  Decrease (increase) in accounts receivable     279,846       (317,862)
  Decrease (increase) in inventory              (157,029)         3,000
  Decrease (increase) in organizational costs        119             59
  Decrease (increase) in prepaid expenses         37,939         27,988
  Increase (decrease) in accounts payable        101,334       (188,087)
  Increase (decrease) in accrued expenses        (29,061)        15,052

   Net Cash Provided (Used) by Operating
   Activities                                    647,457       (272,043)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                           (292,249)      (266,507)
Sale of oil and gas properties                         0      1,874,423
Purchase of oil and gas properties            (1,002,756)      (429,901)
Sale of equipment                                      0        103,982

   Net Cash Provided (Used) by Investing
   Activities                                 (1,295,005)     1,281,997

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable                       (184,587)    (2,085,902)
Sale of common stock                             167,500      1,122,601
Repurchase of common stock                             0        (95,000)
Proceeds from borrowing                          558,139        144,620

    Net Cash Provided (Used) by Financing
    Activities                                 $ 541,052       (913,681)

NET INCREASE IN CASH                           $(106,496)     $  96,273
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                              224,550         39,556
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                  $ 118,054      $ 135,829

CASH PAID FOR

Interest                                       ($122,203)      ($191,184)
Income taxes                                       -             -

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services                     200         $ 5,500
Common stock issued for inventory                150,000

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
              Notes to the Consolidated Financial Statements

(1) Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 2001 Annual Report on Form 1OKSB. The results of operations for the period ended January 31, 2002 are not necessarily indicative of operating results for the full year.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

     Miller Petroleum has more than 45,000 acres held by production in Tennessee. This acreage is made up primarily of development drilling locations. It produces both gas and oil, mainly from the Mississippian age Big Lime Formation. The existing properties contain a minimum three-year inventory of conventional drilling locations.

     The Company is also actively pursuing the acquisition of additional high potential acreage in eastern Tennessee. As of March 18, 2002, the Company has acquired more than 6,000 acres in the current leasing program.

     A well drilled recently (Tennessee Mining, Inc. (Koppers) #22B)has produced in excess of 11,500 barrels of oil through February 28, 2002. The Tennessee Mining, Inc. #22B showed that the oil reservoir has not yet been pressure depleted. The Kopper's 26B, which was drilled in August of 2,001, had 22 feet of oil pay at the base of the Big Lime Formation with an initial production rate of 58 barrels per day. The Koppers 27B had 24 feet of oil pay at the base of the Big Lime formation with an initial production rate of 70 barrels oil per day. These wells strongly indicate that the oil field extends into an adjacent 4,400-acre block of property, which was leased by the Company in March of 2002. The Company plans to begin development of this lease immediately. Three locations are being surveyed as of the date of this report. The Company also plans to drill twelve or thirteen additional oil wells on it's existing Kopper's lease, as well as drilling three natural gas wells on the field's "substantial" gas cap.

     During the fourth quarter, Miller plans on completing four wells on the Koppers South tract which were drilled during the third and fourth quarter of the current fiscal years.

     About 45,000 Tennessee acres are presently being evaluated for their CBM potential. A well drilled in June of 2001 by the Company encountered numerous coal seams below 750 feet depth on a 4,000-acre lease that the company has recently acquired. These coal seams reach a maximum thickness of six feet and are presently being evaluated for their CBM potential. In addition, this well has made a conventional Big Lime gas discovery. As of the date of this report, Miller Petroleum has drilled four successful development wells in this new field discovery. In addition, the Company has installed or purchased more than three miles of 3 and 4 inch gathering lines and is selling gas from these wells through the Powell-Clinch Utility District to Woodward Marketing. Initial sales were in the 300 to 500 Mcf/day range. On a portion of this acreage, geological mapping indicates a second Big Lime gas field may be present.

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

Results of Operations
---------------------

  The Company had revenues of $937,593 for the third quarter of its fiscal year 2002, up from the $595,642 in revenues recognized during the third quarter of fiscal year 2001.

      The Company's net profit for the current quarter was $77,322, compared to a net loss of $123,719 for the third quarter of fiscal 2001.

  Cost of oil and gas sales for the third quarter of fiscal 2002 was $345,587, up from $216,704 in the third quarter of fiscal 2001, due primarily to the increase in drilling activity.

  Selling, general and administrative expenses were $140,428, down from $211,829 in the third quarter of fiscal 2001. This decrease was primarily due to decreases in legal and professional fees.

  Salaries and wages for the current quarter were $213,267, up from $148,661 in the third quarter of fiscal 2001 due to the increase in drilling activity.

  Depreciation, depletion and amortization for the third quarter of fiscal 2002 was $116,541 up from $103,369 in the third quarter of 2001. This increase was due to the increased number of wells put on production.

  The Company had revenues of $2,781,328 for the nine months ended January
31, 2002, up from the $2,117,434 in revenues recognized during the nine months ended January 31, 2001. Again, this increase was primarily due to increased drilling activity.

      The Company's net loss for the nine months ended January 31, 2002 was ($69,277), compared to net income of $10,663 for the nine months ended January 31, 2001. The net loss was due primarily to equipment failure and repairs.




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

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------


  At a special meeting of the stockholders on September 26, 2001, a majority of the stockholders resolved that the Incentive Stock Option Plan of Miller Petroleum, Inc. be extended to expire on January 29, 2005; and further resolved that Employee Stock Options granted to Gary G. Bible, Teresa A. Cotton, Melvin C. Myers, Steve W. Letner, Stephen R. Burchfield, Roger Butler, Lawrence LaRue and Ernest F. Payne be adopted, ratified and approved.

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

                                        MILLER PETROLEUM, INC.



Date: March 18, 2002                     By: /s/ Deloy Miller
     -----------------                   -----------------------------
                                         Deloy Miller, CEO and Director



Date: March 18, 2002                     By: /s/ Lawrence L. LaRue
     -----------------                   -----------------------------
                                         Lawrence L. LaRue, CFO and
                                         Director


Date: March 18, 2002                     By: /s/ Herbert J. White
     -----------------                   ------------------------------
                                         Herbert J. White Vice President
                                         and Director