Form 10KSB
period 2002-04-30
MILLER PETROLEUM INC
filed 2002-07-29
CIK 785968

U. S. Securities and Exchange Commission
                              Washington, D. C.  20549

                                      FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the fiscal year ended April 30, 2002

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
April 30, 2002 - $3,150,280.

State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

June 28, 2002 - $1,835,630. There are approximately 3,566,919 shares of common voting stock of the Registrant held by non-affiliates. On June 28, 2002 the average bid and asked price was $0.49.


                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS)

Not Applicable.


                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                June 28, 2002

                                   8,578,856
                                   ---------

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

          During the past five years, the Company concentrated on oil and gas development, exploration and production. The Company has oil and/or gas production in six Tennessee counties: Campbell, Fentress, Hancock, Morgan, Overton and Scott.

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

          Currently, the Company has more than 45,000 acres under lease in Tennessee and continues to seek the acquisition of additional strategic acreage. Although it engages in a minimum of contract drilling, it has kept drilling rigs, service rigs, trucks and bulldozers to drill, service and maintain its own wells. Miller continues to use the latest technology, utilizing computer graphics and analytical tools for geologic exploration, drilling and development.

         The Company continues to focus on the development, drilling and production of natural gas in eastern Tennessee. The Company is currently developing its "Koppers South Field" (25,000 - 30,000 acres) in southern Campbell County, Tennessee with more than sixty development locations mapped.

          All officers and directors were reappointed for the fiscal year that began May 1, 2002 and continue to serve as of June 30, 2002.


Business
--------

          The Company's operations include the operation of oil and gas wells, acquisition and development of oil and gas leases, rebuilding and sales of oil field equipment and the organization of joint venture drilling programs with industry partners.

          The Company has acquired and operates the following properties:

(1)Koppers Lease or "ARCO/GULF Farmout".

         The largest acreage block owned by the Company is in Campbell
County, Tennessee. This acreage was acquired through a farmout agreement with ARCO/Gulf. The Company owns a 100% working interest of 27,000 acres, more or less. This lease provides for a landowner royalty of 12.5% and an overriding
royalty interest of 7.5% with an 80% working interest.   The lease is split
into two parcels. An 8,000 acre northern parcel borders the Kentucky state line and a 19,000 acre parcel has its southern edge under the city of
Lafollette, Tennessee.   Currently, there are eight producing oil wells on the
southern tract of this lease. The eight wells have produced 129,722 barrels of oil from the Big Lime Formation through June 30, 2002. Four additional wells have been drilled and will be completed during the coming year. This lease is being held by production.

         During the past year, Miller acquired a 4,300 plus acre lease from the Ketchen Land Company of Anderson, South Carolina adjacent to the southern tract of the Koppers lease. This lease has a 12.5 percent landowners royalty with an 87.5 percent working interest.

         The Company has leased and is currently leasing smaller tracts of 50 to 1,000 acres adjacent to or near the two above described leases with terms similar to the Ketchen Land Company lease.

         Miller plans a development program on the above leases that will have 22 oil and gas wells and 40 gas only wells plus a six mile natural gas pipeline. Completion of this program will take approximately two years.


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

          Miller Petroleum and Delta Producers have drilled four wells , the Lindsey Land Company #9, #10, #11 and #12, on the 4,000 acre Lindsey Land Company lease in Campbell County near Caryville, Tennessee. We have completed two of the four wells and have scheduled the completion of the other two in the Fall of 2002. Miller and Delta purchased and built more than three miles of three-inch and four-inch gathering lines to carry the gas to market. They began selling natural gas from the #9 and #12 wells in March of 2002. Initial production from both wells was 350 MCF per day and has held steady through June 30, 2002. This production is from the Big Lime Formation. Shut-in pressure for the field is approximately 780 psi. Miller has a 50% working interest in the Lindsey Land Company lease. This lease provides for a landowner's royalty of 12.5%.

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

        In August of 2000, Miller Petroleum, Inc. drilled its first oil well under the Tengasco Farmout. The Dewey Sutton #1 well currently is producing 10 barrels of oil per day from the Trenton Formation. The R.D. Helton #2, Jeff Johnson #3 and the Pierce #1 all had good shows of oil in the Stones River Formation and are scheduled for completion.

       Tengasco completed its pipeline and began buying natural gas on March 8, 2001. Miller's first sales to Tengasco were from the Worlie Purkey #1 well in April of 2001. In May, the Worlie Purkey #3 began selling to Tengasco. During the latter part of June, we began selling from the Jeff Johnson #1 well.

Principal Products or Services and Markets

          The Company drills, produces and markets natural gas and oil.
The demand for these products continues to increase as population and industry conversions expand. Direct statewide purchasers of oil at the well site are by South Kentucky Purchasing Company, a refinery located in Somerset, Kentucky.

         Natural gas has multiple markets throughout the eastern United
States through gas transmission lines. Access to these markets is presently provided by four companies in north eastern Tennessee. Delta Natural Gas Company purchases the Company's natural gas that is produced from the "Delta Leases". CNR (formerly ALAMCO) has recently completed a new gas pipeline with connections to the major east-west gas transmission lines and markets. Local markets are served by Citizens Gas Utility District and Powell-Clinch Utility District with surplus gas being placed in storage facilities or transported to East Tennessee Natural Gas serving Tennessee and Virginia. During the past year, CNR began purchasing gas from the Company's wells in the Jellico Field.

Reserve Analyses

          Coburn Petroleum Engineering of Tulsa, Oklahoma ("Coburn") performed a reserve analysis on the Company's leases as of April 30, 2002. Based on the data and parameters provided, the wells evaluated should recover approximately 983,716 barrels ("Bbls") of oil and 16,903,009 thousand cubic feet ("Mcf") of natural gas. Of this gross production, the interests appraised will recover 593,231 Bbls of oil and 9,391,325 Mcf of natural gas. Of these amounts, a total of 8,091,878 Mcf of natural gas reserves were proved but undeveloped. The net reserves should yield an undiscounted future net income of $38,244,028 after royalties, operating costs, development costs and severance and ad valorem taxes, but before Federal and State income taxes. The present value of this future net income is $22,917,379 when discounted 10%. The reserves presented in this report were evaluated according to the standards recommended by the Securities and Exchange Commission. The report assumes constant oil and gas pricing and the use of a 10% discount factor to estimate present value of the future net income.

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

Distribution Methods of Products or Services.
--------------------------------------------

          Crude oil is contained in tanks at the well site until the purchaser retrieves it by truck. Natural gas is delivered to the purchaser via gathering lines into the main gas transmission line. Gas purchasers in the area include Tengasco, Inc.; Delta Natural Gas Company, Inc.; NAMI Resources Company, LLC; Powell-Clinch Utility District; CNR and Citizens Gas Utility District. Crude oil is purchased by South Kentucky Purchasing Company of Somerset, Kentucky. Management anticipates that the Company's products will be sold to one of these companies, however, no assurance can be given that the Company will be able to make such sales or that if it does, it will be able to receive a price that is sufficient to make its operations profitable.

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

          At the local level, the Company has several competitors in the area of its acreage blocks in the State of Tennessee, three of which may be deemed to be significant. These are Consol Energy, Inc., CNR, Champ Oil, John Henry Oil and Anderson Oil and Gas. Given the Company's relatively large acreage holdings in the area and the estimated proven undeveloped reserves, management believes that the Company could increase substantially the amount of hydrocarbons it sells in the immediate area; however, the Company's operations will be subject to numerous risk factors and no assurance of this can be given. See the caption "Risk Factors" of this Report.

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

Dependence on One or a Few Major Customers

          The Company will be dependent on local purchasers of hydrocarbons in the areas where its properties are located for sales of its products. The seven purchasers in the areas of the Company's operations are Citizens Gas Utility District, Powell-Clinch Utility District, Delta Natural Gas, CNR, NAMI Resources, Tengasco and South Kentucky. The loss of one or more purchasers with whom the Company may contract may have a substantial adverse impact on the Company's sales and on its ability to operate profitably.

         Currently, we are selling natural gas to the following purchasers:

(1) Citizens Gas Utility District is purchasing natural gas from Miller's wells in Scott County, Tennessee. Citizens is paying the Inside FERC Tn Zone 1 (Louisiana) monthly index less transportation costs. Sales to Citizens are less than 1% of our total natural gas sales.

(2) CNR is purchasing our gas from the Jellico Field. The sales price is the Inside FERC Tn Zone 1 (Louisiana) monthly index less $0.25. Sales to CNR at the present time are approximately 30% of total natural gas sales.

(3) Tengasco, Inc. purchases natural gas from wells in the Swan Creek Field. Tengasco, Inc. is paying the New York Mercantile Exchange first of the month posting plus $0.05 less transportation charges. Sales to Tengasco are about 10 percent of total natural gas sales.

(4) Delta Natural Gas purchases the gas produced from the joint venture with Delta Producers, Inc near Jellico, Tennessee. The sales price is Inside FERC's Gas Market Report first of the month index for Tennessee Gas Pipeline Co. - La. & Offshore without adjustment for BTU level less transportation charges. Delta Natural purchases approximately 20% of total natural gas sales.

(5) Powell-Clinch Utility District purchases the gas from the Lindsey Land Company lease which is another joint venture with Delta Producers. The sales price is Inside FERC Tn Zone 1 (Louisiana) monthly index less transportation costs. About 39% of our gas sales are to the Powell-Clinch Utility District.

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

Cost and Effects of Compliance with Environmental Laws

          See the caption "Effect of Existing or Probable Governmental Regulations on Business" of this Report.

Number of Total Employees and Number of Full-Time Employees

          The Company presently has 19 full-time employees and 1 part-time employee. When it commences its full-scale drilling program as discussed under the heading "Management's Discussion and Analysis or Plan of Operation," the Company plans to have up to 24 full-time employees, including officers, and 1 part-time employee.

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

General Risks Related To Our Business.
--------------------------------------

     It will be harder for us to develop oil and gas reserves if we do not raise additional money.
-----------------------

     We will require about $2,000,000 in additional funding to realize our future goals of conducting the oil and gas exploration operations on properties under lease and acquiring additional oil and gas properties for development. We will need to continue to raise funding through equity or debt financing, which may be very difficult for our highly speculative enterprise. We can not assure you that any additional funding will be available to us, or if it is available, that the terms of the funding will be satisfactory to us. If we fail in these efforts, our business may also fail.

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

     You will not be able to elect our directors or officers.
     --------------------------------------------------------

     Deloy Miller, our President and CEO, currently owns about 51% of our outstanding common stock. He can effectively elect all of our directors, who in turn elect all of our executive officers, without regard to the votes of other stockholders. If the warrant holders exercise all of the outstanding warrants and retain voting control of the shares underlying these warrants, Mr. Miller would own about 37% of the then-outstanding shares. Although he would not have absolute voting control, he would still be in a position to exert substantial influence on the election of all directors, who in turn elect all of the officers. You will have little or no ability to influence the direction of Miller Petroleum.

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

     If we lose the services of Deloy Miller or Lawrence L. LaRue, our operations may suffer.
----------------------

     We are substantially dependent upon the continued services of Deloy Miller, our President, CEO and a director, and Lawrence L. LaRue, our Secretary/Treasurer and a director. Messrs. Miller and LaRue have been with us since our inception. The relationships that these persons have formed in our industry and in the local area where our principal operations are conducted are invaluable, and could be lost to us without their services. Messrs. Miller and LaRue are in good health; however, their retirement, disability or death would seriously hurt our business operations. If their services become unavailable, we will have to retain other qualified personnel. We may not be able to recruit and hire other qualified people on acceptable terms. We do not have employment contracts with Mr. Miller or Mr. LaRue.

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

Item 3.  Legal Proceedings.
---------------------------

          On or about January 20, 2000, the Company filed a complaint against Blue Ridge Group, Inc. in the Chancery Court of Hawkins County at Rogersville, Tennessee, Case No. 13951, asserting that Blue Ridge had breached a Footage Drilling Contract with the Company. Miller asserted that Blue Ridge had breached the said contract by quitting the job without drilling to the required depth, failing to drill a straight hole, and by damaging the well bore by failing to conduct its operations in a good and workmanlike manner in accordance with good industry practice. The Company has asked that it be awarded its initial payment of $37,000.00 to Blue Ridge, damages occasioned by the improper deviation of the hole from the vertical plane; damages for the cost of re-drilling and/or re-working the hole, damages allowed by the parties contract, further and equitable relief to which it may be entitled, and to assess the costs of this cause, including Miller's discretionary costs, to Blue Ridge. On May 10, 2002, the Chancery Court of Hawkins County ruled in favor of Miller Petroleum, Inc. and awarded damages of $97,716.21 plus interest. Subsequently, Blue Ridge Group appealed the decision to the Tennessee Supreme Court.

          The Blue Ridge action is pending and the Company believes that its contract with the plaintiff was breached. However, a decision for the defendant would not have a material effect on the Company.

         On or about April 12, 2002, the Company filed a complaint against Nami Resources Company, LLC in the Circuit Court for Scott County at Huntsville, Tennessee asserting that Nami had failed to pay for natural gas received and $16,456.12 is justly due and owing to Miller. On or about May 14, 2002, Nami Resources Company, LLC filed a complaint against Miller Petroleum, Inc. in the United States District Court, Eastern District of Kentucky, London Division, Civil Action No. 02-255-DCR asserting that Miller had breached a contract for the sale and transportation of natural gas asking for relief in the amount of $400,000 plus court costs and attorney fees.

         The Nami action is pending and the Company believes that it is justly owed $16,456.12 and does not believe that a contract existed to be breached. However, a decision for Nami would not have a material effect on Miller.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

          On July 24, 2002, a majority of the Company's security holders voted to retain the present directors for another year and to retain the present auditor, Charles M. Stivers CPA of Manchester, Kentucky.

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

          The Company's common stock is quoted on the OTC Bulletin Board. The high and low bid prices for these shares of common stock of the Company during the past three years are as follows:

                                                       Bid

Quarter ending:                         High                       Low

July 31, 1998                           $3.25                     $2.4375

October 31, 1998                        $2.50                     $1.50

January 31, 1999                        $2.00                     $1.03125

April 30, 1999                          $2.00                     $1.50

July 31, 1999                           $2.00                     $1.375

October 31, 1999                        $1.4375                   $0.875

January 31, 2000                        $1.125                    $0.75

April 30, 2000                          $2.125                    $0.625

July 31, 2000                           $1.01                     $0.625

October 31, 2000                        $1.6875                   $0.625

January 31, 2001                        $1.8125                   $0.8125

April 30, 2001                          $2.25                     $1.375

July 31, 2001                                    $ 1.75
$0.90

October 31, 2001                       $ 1.05                     $0.65

January 31, 2002                       $ 1.01                     $0.75

April 30, 2002                         $ 0.75                     $0.38



          These bid prices were obtained from the National Quotation Bureau, Inc. ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders
-------

          The number of record holders of the Company's common stock as of March 31, 2002, was 286; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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
investors

17 employees                3,400           12/21/00     Services valued at
                                                         $1.00 per share

Terry Goff                 23,000             3/7/01     One Energy Industries
                                                           compressor package

Joe Armstrong              10,000            5/21/01     $10,000

M. E. Ratliff             100,000            6/22/01     $100,000

Tengasco, Inc.            150,000           10/16/01     Two Compressors




     (1) Issued on various dates during our fiscal year ended April 30, 1998.

     (2) The Company issued warrants to purchase up to 903,084 shares of common stock, as partial consideration for a loan in the amount of $860,000. See the caption "Certain Relationships and Related Transactions."

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

Warrants.
---------




Wm. Baxter Lee III        903,084         12/16/96                     (1)

Herman Gettelfinger        50,495         12/2/98                      (2)

Raymond Cohn               12,500          8/10/00                     (3)

Daniel Page             1,000,000         10/11/00                     (4)

Basic Investors, Inc.     100,000         12/08/00                     (5)

Lawrence L. LaRue          12,500         12/15/00                     (6)

Teresa Cotton               5,000         12/15/00                     (6)

Gary Bible                  6,000          1/09/01                     (6)



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

     (2) These warrants were granted to Mr. Gettelfinger as partial consideration for a subordinated loan of $50,000. These warrants are exercisable at a price of $1.25 per share, and expire on December 2, 2005. The number of shares that can be purchased is variable due to a provision in the Warrant Agreement that allows Mr. Gettelfinger to purchase up to 0.47 percent of the shares of common stock outstanding.

     (3) These warrants were granted to Mr. Cohn as partial consideration for his purchase of 50,000 "unregistered" and "restricted" shares of our common stock, as discussed under the heading "Common Stock," above. These warrants are exercisable at a price of $1.00 per share, and expire on July 17, 2003. During the third year of the warrants, Miller Petroleum may call them at a price of $0.001 per warrant at any time that its common stock has traded at $2.00 for 30 consecutive days, with volume of not less than 5,000 shares per day.

     (4) Granted to Mr. Page for his service as an investor relations consultant. The warrants are exercisable for a period of two years, commencing August 3, 2000. The first 250,000 warrants are exercisable at a price of $1.00 per share; the next 250,000 warrants are exercisable at $1.50 per share; and the two remaining 250,000 share tranches are exercisable for $2.00 per share and $2.50 per share, respectively. The warrants may be exercised in lots of 25,000 or more.

     (5) Granted to Basic Investors for its service as a business consultant from December 8, 2000, until February 1, 2001. The warrants are exercisable for a period of three years, commencing December 8, 2000, at a price of $2.00 per share and may be called if Miller Petroleum's common stock trades at 150% of the exercise price for five consecutive days.

     (6) Granted as bonuses to: Mr. LaRue, the Secretary/Treasurer and a director; Ms Cotton, an employee; and Mr. Bible, a Vice President. Each of these warrants is exercisable at a price of $1.00 per share. Mr. LaRue's and Ms. Cotton's warrants expire on December 15,2003, and Mr. Bible's warrants expire January 9, 2004. During the third year of the warrants, Miller Petroleum may call them at a price of $0.001 per warrant at any time that its common stock has traded at $2.00 for 30 consecutive days, with volume of not less than 5,000 shares per day.

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

Options.
---------




Roy Greenwood              50,000         01/29/97                     (1)

Lawrence LaRue            100,000         01/29/97                     (1)

Ronnie Lewis               40,000         01/29/97                     (1)

Deloy Miller              100,000         01/29/97                     (1)

Teresa Cotton              20,000         01/29/97                     (1)

Herbert J. White          100,000         01/29/97                     (1)

Gary Bible                 40,000         09/15/97                     (2)

Lawrence LaRue             20,177         07/30/97                     (3)

Melvin Myers                2,000         02/06/98                     (4)

Steve Letner                2,000         02/06/98                     (4)

Roger Butler               30,000         09/24/01                     (5)

Gary Bible                 40,000         09/24/01                     (5)

Teresa Cotton              10,000         09/24/01                     (5)

Melvin Myers               40,000         09/24/01                     (5)

Steve Letner               20,000         09/24/01                     (5)

Lawrence LaRue            100,000         09/24/01                     (5)

Ernest F. Payne            75,000         09/24/01                     (5)

David Wright               25,000         01/21/02                     (6)

Teresa Cotton              15,000         03/20/02                     (7)

Ernest F. Payne            50,000         03/20/02                     (7)

Lawrence LaRue             50,000         03/20/02                     (7)


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

     (5) These options were granted to seven employees pursuant to an Employee Stock Option dated September 24, 2001. These options are exercisable at a price of $0.805 per share, and expire on September 24, 2009.

     (6) These options were granted to David Wright pursuant to an Employee Stock Option dated 01/21/02. These Options are exercisable at a price of $0.8625, and expire on January 21, 2010.

     (7) These options were granted to three employees pursuant to an Employee Stock Option dated March 20, 2002. These options are exercisable at a price of $0.46, and expire on March 20, 2010.

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

     During the past year, the Company drilled six successful oil wells on its Koppers South Tract in Campbell County, Tennessee. Two of the wells have been completed and are producing oil. Four of the wells are scheduled for completion later this year. As of June 30, Miller has eight producing oil wells which have total production of 129,722 barrels of oil.

     Miller's current development drilling program is to drill 22 oil and gas wells and 40 gas only wells on its Koppers South Tract and build a six mile gathering system to a local pipeline. Plans call for completion of the program in approximately two years. Miller along with an industry partner will invest more than nine million dollars in the project which has a predicted internal rate of return of above thirty percent.

     All 45,000 Tennessee acres are presently being evaluated for their CBM potential. A well drilled in June of 2001 by the company encountered numerous coal seams below 750 feet depth on a 4,000-acre lease that the company has recently acquired. These coal seams reach a maximum thickness of six feet and are presently being evaluated for their CBM potential. In addition, this well has made a conventional Big Lime gas discovery, and three additional locations have been drilled. Two of the wells have been completed and began selling gas in March of 2002. In the fall of 2002, the remaining two wells are scheduled for completion.

            Miller Petroleum's exploration effort is being concentrated in the East Tennessee portion of the Eastern Overthrust Belt. Management has selected two large structures and is actively leasing acreage on both of them. Knox Dolomite wells in the overthrust have reserves in excess of two Bcf gas per well.

Results of Operations
---------------------

     In fiscal 2002, Miller Petroleum increased its capitalized costs of oil and gas properties from $1,050,687 to $2,152,460. Its development costs for oil and gas properties increased from $595,351 to $1,161,442.

     Proved reserves of oil increased from 379,337 barrels to 593,231 and proved reserves of natural gas decreased from 11,765,303 Mcf to 9,391,325 Mcf. Proved developed producing reserves of oil increased to 85,987 barrels from 71,334 barrels and proved developed producing reserves of natural gas increased to 967,403 Mcf from 231,372 Mcf.

     During fiscal 2001, future cash flows discounted 10% after income taxes from proved reserves decreased from $28,493,674 to $15,812,991. This was due to the decline in oil and gas prices during the year and changes in future development costs primarily.

     Our oil and gas revenue was $457,430 for fiscal 2002, down from $628,344 for fiscal 2000. Volatile changes in the price of natural gas brought about this decline.

     During fiscal 2002, service and drilling revenue was $2,422,709, up from $2,274,364 essentially the same as fiscal 2001.

     Retail sales increased from $91,848 in fiscal 2001, to $270,141 in fiscal 2001. During the year, Miller initiated a plan that would increase retail sales.

     During fiscal 2002, other revenue decreased to zero, down from $160,274 in fiscal 2001. During fiscal 2001, Miller Petroleum sold the last of its excess operating equipment.

     Gross revenue for fiscal 2002 was $3,150,280, compared to $3,154,830 in fiscal 2001. Miller made up the decrease in oil and gas prices with other revenue with increases in retail sales and service and drilling revenue.

     Cost of sales increased from $1,107,662 in fiscal 2001 to $1,488,936 for fiscal 2002. Primarily, the reason for the increase was increased maintenance costs and price increases from our subcontractors.

     Selling, general and administrative expenses were $873,974, up from $570,006 in fiscal 2001. These increases were due to writeoffs of accounts receivable.

     Salaries and wages increased from $661,861 to $784,448 for fiscal 2002. This increase was due primarily to employee raises and the significant amount
of time needed to maintain our equipment.                   .

     Depreciation, depletion and amortization decreased from $327,182 to $273,653. Depletion of oil and gas properties was the major component of this decrease.

     Loss from operations for fiscal 2002 was $270,731, down from income of $488,119 in fiscal 2001 because of the above stated reasons.

     Interest expense decreased from $235,900 in fiscal 2001 to $167,359 in the current year. The primary reason for the decrease was the payoff of our loan from Bank One and a decline generally in interest rates.

     Net loss was $507,757, down from a net income of $254,402 in fiscal 2001. The direct reason for the decrease was increased cost of third party contractors and greater costs to maintain our equipment.


     During fiscal 2001, Miller Petroleum produced 71,201 million British Thermal Units of natural gas, with an average price of $3.79 per million BTU's. Production increased to 79,983 million BTU's in fiscal 2002, but the average price per million BTU's was $2.55. The following tables reflect our production figures for the fiscal years ended
April 30, 2000, 2001 and 2002:


                                   AVERAGE         NET        AVERAGE
     FISCAL YEAR  NETMBTU/GAS     SALES PRICE   BARRELS/OIL    PRICE OIL
     -----------  -----------     -----------   -----------    ----------

     2000         226,372         $2.39/MMBTU      9,203        $20.27
     2001          71,201         $3.79/MMBTU     12,342        $25.96
     2002          79,983         $2.55/MMBTU     11,667        $20.08


     Average production cost per barrel of oil for 2000 was $4.75, $4.60 for 2001, and $4.80 for 2002. The average production cost per MCF was $0.60 for 2000, $0.65 for 2001 and $0.67 for 2002

                                   2000      2001      2002
                                   ----      ----      ----

Net Productive Wells              29.66     34.10     39.40

Developed Acreage                 1,476     1,876     1,989

Undeveloped Acreage              82,600    44,124    46,524

Net Productive Exploratory Wells 0.8125         0      0

Net Dry Exploratory Wells           0.5      0.4375    0.48
Net Productive developmental Wells  0.5      4.4375    5.28625

Net Dry Developmental Wells           0       0         0


     During fiscal 2002, we drilled 13 wells, with net productive development wells of 5.28625 and net dry exploratory wells of 0.48. Seven of the wells were on our Koppers South, four of the wells were on the Lindsey Land Co. tract; and two wells were in the Swan Creek Field.

Liquidity.
----------

     During the fiscal years ended April 30, 2001, and 2002, our principal sources of liquidity were revenue from the production of oil and gas and the sale of approximately 50% of the working interests in the wells we drill. Private placements of our common stock have been our principal external sources of liquidity.

     We also borrow funds to finance equipment purchases. On September 7, 2001, we executed two promissory notes, each for $250,000. The notes are in favor of Sherri Ann Parker Lee and William Parker Lee, respectively. The notes are due August 31, 2003, and bear interest at the rate of 10% during the first year and 7% during the second year. Interest only is paid quarterly, beginning November 31, 2001 with the entire principal becoming due August 31, 2003. Any amounts not paid when due will bear interest after maturity at the lesser of 20% per annum or the maximum rate allowable under applicable law. The notes are secured by five gas wells in the Swan Creek field.

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

     We believe that our current cash flow will be sufficient to support our cash requirements of about $3,000,000 for development and production over the next 12 months.

Item 7.  Financial Statements.
------------------------------

                         MILLER PETROLEUM, INC.

                   CONSOLIDATED FINANCIAL STATEMENTS

                        April 30, 2002 and 2001

                            CONTENTS


Report of Independent Certified Public Accountants         F-2

Consolidated Balance Sheet                                 F-3

Consolidated Statements of Operations                      F-5

Consolidated Statements of Stockholders' Equity            F-6

Consolidated Statements of Cash Flows                      F-8

Notes to the Consolidated Financial Statements         F-10-23

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Miller Petroleum, Inc.
Huntsville, Tennessee

We have audited the accompanying consolidated balance sheets of Miller Petroleum, Inc. and subsidiaries as of April 30, 2002 and 2001 the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miller Petroleum, Inc. and subsidiaries as of April 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended. In conformity with generally accepted accounting principles.


Charles M. Stivers
Certified Public Accountant
Manchester, Kentucky

July 24, 2002

                     MILLER PETROLEUM, INC.
                   Consolidated Balance Sheet


                             ASSETS

                            April 30                   April 30
                              2002                       2001

CURRENT ASSETS

Cash                        $     76,394            $    224,550

Investments                       78,328                       0

Accounts receivable              311,253               1,143,300

Inventory (Note 1)               567,287                 439,113

Prepaid expenses                  30,312                  74,011

   Total Current Assets        1,063,574               1,880,974

FIXED ASSETS (Note 1)

Machinery and equipment        1,361,117               1,249,511

Vehicles                         453,138                 438,851

Buildings                        313,335                 313,335

Office equipment                  80,560                  87,172

Less:
accumulated depreciation       (840,768)               (881,690)

   Total Fixed Assets          1,367,382               1,207,179

OIL AND GAS PROPERTIES
(Notes 2 and 8)                2,152,460               1,050,687

(On the basis of successful
effort's accounting)

PIPELINE FACILITIES (Note 2)     280,390                 336,635

OTHER ASSETS

Land                             511,500                 511,500

Investments                          500                     500

Organization Costs                     0                     119

   Total Other Assets            512,000                 512,119

TOTAL ASSETS                $  5,375,806             $ 4,987,594


The accompanying notes are an integral part of these consolidated financial statements.

                     MILLER PETROLEUM, INC.
                  Consolidated Balance Sheet
             LIABILITIES AND STOCKHOLDERS' EQUITY

                            April 30                   April 30
                              2002                      2001

CURRENT LIABILITIES

Accounts payable - trade    $      386,631          $    134,275

Accrued expenses                    76,853                91,910

Notes payable -
current portion (Note 4)           501,633               577,270

     Total Current Liabilities     965,117               803,455

LONG-TERM LIABILITIES

Notes payable -
related (Notes 4 and 5)              1,326                89,968

Notes payable (Note 4)           1,712,779             1,207,530

Total Long-Term Liabilities      1,714,105             1,297,498

   Total Liabilities             2,679,222             2,100,953

STOCKHOLDER'S EQUITY

Common Stock: 500,000,000
shares authorized at
$0.0001 par value,
8,578,856 and 8,218,656
shares issued and outstanding         858                   822

Additional paid-in capital       3,884,144             3,566,480

Retained earnings               (1,188,418)             (680,661)

Total Stockholder's Equity       2,696,584             2,886,641

   TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY     $    5,375,806          $ 4,987,594


The accompanying notes are an integral part of these consolidated financial statements.

                         MILLER PETROLEUM, INC.
                  Consolidated Statements of Operations


                                     For the Years Ended
                                           April 30,
                               2002                    2001

REVENUES

Oil and gas revenue        $   457,430              $   628,344

Service and
  drilling revenue           2,422,709                2,274,364

Retail sales                   270,141                   91,848

Other revenue                        0                  160,274

     Total Revenue           3,150,280                3,154,830

COSTS AND EXPENSES

Cost of oil and gas sales    1,488,936               1,107,662

Selling, general
  and administrative           873,974                 570,006

Salaries and wages             784,448                 661,861

Depreciation, depletion
and amortization               273,653                 327,182

  Total Costs and Expenses   3,421,011               2,666,711

INCOME (LOSS)
FROM OPERATIONS               (270,731)                488,119

OTHER INCOME (EXPENSE)

Interest income                  2,005                   2,183

Interest expense              (167,359)               (235,900)

Unrealized stock loss          (71,672)                      0

  Total Other Income
  (Expense)                   (237,026)               (233,717)

INCOME TAXES (Note 1)                -                       -

NET INCOME (Loss)         $   (507,757)            $   254,402

NET INCOME (Loss) PER
SHARE                     $      (0.06)            $      0.03

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING           8,448,856               7,566,248

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


                         MILLER PETROLEUM, INC.
         Consolidated Statement of Stockholder's Equity
                           (Continued)


                                                      Additional
                              Common  Shares           Paid-in
                            Shares        Amount        Capital

Balance
April 30, 2001              8,218,656   $   822   $   3,566,480

Common stock
issued for cash at
at $1.00 per share            110,000        11          109,989

Stock options
exercised at
$.575 per share               100,000        10           57,490

Common stock
issued for equipment
at $1.00 per share            150,000        15          149,985

Common stock
issued for services
at $1.00 per share                200         -              200

Net loss for
the year ended
April 30, 2002                      -         -                -

Balance,
April 30,2002               8,578,856   $   858     $  3,884,144

                         MILLER PETROLEUM, INC.
         Consolidated Statement of Stockholder's Equity
                           (Continued)

                                            Note
                                         Receivable
                           Retained        From
                           Earnings      Stockholder   Total

Balance,
April 30, 2001            $  (680,661)     -      $   2,886,641

Common stock
issued for cash at
at $1.00 per share                         -            110,000

Stock options
exercised at
$.575 per share                            -             57,500

Common stock
issued for equipment
at $1.00 per share                         -            150,000

Common stock
issued for services
at $1.00 per share                         -                200

Net loss for
the year ended
April 30, 2002               (507,757)                 (507,757)

Balance,
April 30, 2002           $ (1,188,418)              $ 2,696,584

The accompanying notes are an integral part of these consolidated financial statements.

                       MILLER PETROLEUM, INC.
                Consolidated Statements of Cash Flows

                                      For the Years Ended
                                          April 30,
                                       2002       2001

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net income (Loss)                     $(507,757) $ 254,402

Adjustments to Reconcile

Net Income to Net Cash
Provided (Used) by
Operating Activities:

   Depreciation, depletion
   and amortization                     273,653     327,182

   Common stock and warrants
    Issued for services                     200      53,853

   Common stock issued for services     150,000           0

   Gain on sale of
    Equipment and Oil
    and Gas Properties                        0    (123,904)

Changes in Operating Assets
and Liabilities:

   Decrease (increase)
   in accounts receivable               832,047    (361,989)

   Decrease (increase) in investments   (78,328)          0

   Decrease (increase) in inventory    (128,174)     45,436

   Decrease (increase) in
    organization costs                      119          59

   Decrease (increase) in
    Prepaid expenses                     43,699     (46,023)

   Increase (decrease) in
    accounts payable                    252,356    (268,055)

   Increase (decrease) in
    accrued expenses                    (15,057)     41,115

Net Cash Provided (Used)
by Operating Activities                 822,758     (77,924)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Equipment                  (317,943)   (230,137)

Sale of oil and gas properties                0   1,874,423

Purchase of oil and gas properties    (1,161,442)  (595,351)

Sale of Equipment                             0     103,982

Purchase of pipeline                          0           0

     Net Cash Provided (Used)
     by Investing Activities          (1,479,385) 1,152,917

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on Notes Payables             (264,325) (2,110,665)

Sale of common stock                    167,500   1,151,100

Repurchase of common stock                    0     (95,000)

Proceeds from borrowings                605,296     164,566

     Net Cash Provided (Used) by
      Financing Activities           $ 508,471  $ (889,999)


The accompanying notes are an integral part of these consolidated financial statements

                       MILLER PETROLEUM, INC.
                Consolidated Statements of Cash Flows


                                       For the Years Ended
                                            April 30,
                                       2002            2001
NET INCREASE (DECREASE) IN CASH        $ (148,156)  $ 184,994

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                         224,550       39,556

CASH AND CASH EQUIVALENTS,
END OF YEAR                            $   76,394    $ 224,500

CASH PAID FOR:

Interest                               $ (167,359)   $(235,900)

Income Taxes                           $       -     $      -

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services       $      200    $   5,500
Common stock issued for inventory      $  150,000    $       0


The accompanying notes are an integral part of these consolidated financial statements.

                       MILLER PETROLEUM, INC.
           Notes to the Consolidated Financial Statements
                       April 30, 2002 and 2001

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

                       MILLER PETROLEUM, INC.
           Notes to the Consolidated Financial Statements
                       April 30, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

b.  Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The successful efforts method of accounting is used for oil and gas property acquisitions, exploration and production activities as defined by the Securities and Exchange Commission, whereby all costs incurred in connection with the properties, productive, are capitalized. Capitalized costs related to proved properties and estimated future costs to be incurred in the development of proved reserves are amortized using theunit-of-production method. Capitalized costs are annually subjected to a test of recoverability by comparison to the present value of future net revenues from proved reserves. Any capitalized costs in excess of the present value of future net revenues from proved reserves, adjusted for the cost of certain unproved properties, are expensed in the year in which such an excess occurs. The Company has elected an April 30 year end.



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

f.  Principles of Consolidation

The consolidated financial statements include the accounts of the Company, andits wholly-owned subsidiaries, Miller Petroleum, Inc., Miller Services, Inc.,Energy Cell, Inc., and MPC, Inc. All significant intercompany transactions have been eliminated.

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

Depreciation expense for the years ended April 30, 2002 and 2001 was $213,865 and $227,725 respectively.

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

i.  Investment securities


Investment securities available for sale are reported at fair value, with unrealized gains and losses, when material, are reported as again or a loss on the statement of operations for the year.

                       MILLER PETROLEUM, INC.
           Notes to the Consolidated Financial Statements
                       April 30, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

j.  Inventory

Inventory consists of crude oil and used equipment. Used equipment is purchased by the Company for resale. When used equipment purchases are made by the Company the cost is applied only to the marketable portion of the
equipment.   The inventory balance was $567,287 at April 30, 2002.

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

l.  Reclassification

Certain April 30, 2001 balances have been reclassified to conform with the April 30, 2002 financial statement presentation.

m.  New Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities, "effective January 1, 2001. SFAS No. 133 (as amended by SFAS 137 AND SFAS 138) requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivatives is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS No. 133, as amended, did not have a material impact on the Company's consolidated financial statements.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company would have been required to adopt SFAS No. 141 on July 1, 2001, and to adopt SFAS 142 on a prospective basis as of January 1, 2002. The Company has not effected a business combination and carries no goodwill on its balance sheet; accordingly, the adoption of these standards is not expected to have an effect on the Company's financial position or results of operations.

                     MILLER PETROLEUM, INC.
         Notes to the Consolidated Financial Statements
                    April 30, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

m.  New Accounting Pronouncements (Cont.)

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of this statement are effective for financial statements issued for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 becomes effective for the Company's fiscal year beginning January 1. 2002. There will be no current impact of adoption on its financial position or results of operations.

n.  Major Customers

Miller Petroleum Inc. depends upon local purchasers of hydrocarbon in the areas where their properties are located. They have two major customers. The loss of one or more purchasers may substantially reduce their sales and ability to operate profitably. These major customers are:

Tengasco, Inc. - Tengasco accounted for $763,304 of Miller's total revenue which was 24.2297% of Miller's total revenue. Additionally, Tengasco purchased a 50% working interest in most of Miller's wells. Tengasco is anticipated to account for a greater percentage of Miller's total revenues this year.

South Kentucky Purchasing Co. - South Kentucky accounted for $271,280 of Miller's total revenue which was 8.6113% of Miller's total revenue. South Kentucky purchases all of Miller's crude oil.

o.  Income taxes

No provision for taxes has been made, due to current operating losses carryforwards.

                     MILLER PETROLEUM, INC.
         Notes to the Consolidated Financial Statements
                    April 30, 2002 and 2001

NOTE 2 - OIL AND GAS PROPERTIES - PIPELINE FACILITIES

The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs carrying and retaining unproved properties are expensed. The Company amortizes the oil and gas properties using the unit-of-production method based on total proved reserves. The Company capitalized $1,161,442 of oil and gas properties for the year ended April 30, 2002 and recorded $59,788 and $99,457 of amortization expense for the years ended April 30, 2002 and 2001, respectively.


NOTE 3 - COMMON STOCK REPURCHASES

Common stock repurchases were made pursuant to an Agreement that the Company would buy the shares back if the average market price for Miller Petroleum, Inc.'s common shares did not average $2.00 or more for the month of December, 1999. The average market price was less than $2.00 for the stated period.

NOTE 4 - LONG-TERM DEBT

The Company had the following debt obligations at April 30, 2002:


                                                       April 30,
                                                         2002
                                                      ---------

Note payable to Home Federal Bank secured by
Equipment bearing interest at 9.75% due in
Monthly payments with final payment due
In August 2005.                                          40,165

Note payable to Individual unsecured at 7.00%
with payments due yearly with the principle due
May of 2002.                                              1,326

Note payable to First National Bank of Oneida
secured by equipment bearing interest at 9.50%
due on June 30, 2002.                                   202,028

Note payable to First National Bank of Oneida
secured by stock at 9.50% due on June 30, 2002.         225,000

Note payable to Individual bearing interest at
8.00% and requiring interest payments quarterly
with principle due in January 2004.                     860,000

Note payable to Individual bearing interest at
8.00% with principle due in December 2005.              180,000


Balance Forward                                     $ 1,508,519

                       MILLER PETROLEUM, INC.
           Notes to the Consolidated Financial Statements
                       April 30, 2002 and 2001


NOTE 4 - LONG-TERM DEBT

The Company had the following debt obligations at April 30, 2002
(Continued):

                                                      April 30,
                                                        2002
                                                      ---------
Balance Forward                                     $  1,508,519

Note payable to Individual secured by five Swan
Creek Gas Wells bearing interest at 10.00% and
7.00% for the first and second year respectively,
and requiring interest payments quarterly with
principal due in September, 2003.                        250,000

Note payable to Individual secured by five Swan
Creek Gas Wells bearing interest at 10.00% and
7.00% for the first and second year respectively,
and requiring interest payments quarterly with
principal due in September, 2003.                        250,000

Note payable to General Motors Acceptance
Corporation secured by a pickup bearing 0.00%
interest due in monthly payments of $721 with
final payment due in October 2004.                        22,345

Note payable to General Motors Acceptance
Corporation secured by a Suburban bearing 0.00%
interest due in monthly payments of $894 with
final payment due in October 2004.                        27,720

Line of credit payable to First National Bank
of the Cumberlands secured by equipment and
inventory bearing interest at 10.50% due
on demand on October 10, 2002.                            40,267

Note payable to Community Trust Bank secured
by real property bearing interest at 8.50%
requiring monthly principle and interest
payments of $1,389 due in April 2007.                    116,887



         Total notes payable                           2,215,738
          Less current maturities                      (501,633)

         Notes payable - long-term                   $ 1,714,105

  Maturities of long-term debt are as follows:

Year Ending April 30,                                 Amount
---------------------                                 --------
2003                                                 $   501,633
2004                                                   1,396,739
2005                                                      27,338
2006                                                     196,033
2007 and thereafter                                       93,995

                Total                                $ 2,215,738

                     MILLER PETROLEUM, INC.
         Notes to the Consolidated Financial Statements
                    April 30, 2002 and 2001


NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has a note payable to Sharon Miller (Deloy Millers wife a majority stockholder) for $1,326 at April 30, 2002. The note is payable with a principal payment of $1,326 due in May 2003.

The note is for the purchase of property located in Huntsville, Tennessee and currently houses the principle executive offices, shop and equipment yard. The appraisal of the property was $550,000. The company paid $82,470 cash, assumed a $39,906 note payable with the First National Bank of Oneida, and issued a note payable to Mrs. Miller for $377,624.

The Company issued a note receivable of $860,000 on March 16, 1998 at 8% with an eight year term to Baxter Lee III, of Knoxville, Tennessee. This note receivable was issued to raise working capital.

During September 2001, the Company acquired debt financing of $250,000 from a member of the board of directors in order to continue there drilling program.

NOTE 6 - WARRANTS

The Company issued 903,084 warrants to Baxter Lee III. The warrants were issued along with the note receivable dated December 16, 1997 and can be exercised for $1.25 per share, and expire on December 12, 2004. The number of shares that can be purchased is based on a provision in the Warrant Agreement that allows him to purchase up to 10.53% of common stock outstanding.

On December 2, 1998, the company issued 50,495 warrants to Herman Gettelfinger a director. The warrants are exercisable for 50,495 shares of common stock at $1.25 per share, and expire on December 2, 2005.

On August 10, 2000, the company issued 12,500 warrants to Raymond R. Cohn, a stockholder. The warrants are exercisable for 12,500 shares of common stock at $1.00 per share, and expire on July 17, 2003.

The warrants are callable during the third year at prices of $0.001 per warrant, traded at $2.00 for 30 consecutive days at no less than 5,000 shares per day.

On August 3, 2000 the company issued 1,000,000 warrants to Daniel Page for services as a consultant. The warrants are exercisable for a period of two years, commencing August 3, 2000. The first 250,000 warrants are exercisable at a price of $1.00 per share; the next 250,000 warrants are exercisable at $1.50 per share; and the two remaining 250,000 shares are exercisable for $2.00 and $2.50 per share, respectively. These warrants were issued for services valued at $43,750. They will be refelected on the financial statements as an amortization expense over a two year period.

On December 8, 2000, the company issued 100,000 warrants to Basic Investors, Inc. for services as a business consultant. The warrants are exercisable for a period of three years, commencing December 8, 2000, at a price of $2.00 per share and may be called if Miller Petroleum's common stock trades at 150% of the exercisable price for five consecutive days. These warrants were issued for services valued at $3,500. They will be reflected on the financial statements as an amortization expense over a three year period.

                      MILLER PETROLEUM, INC.
   Notes to the Consolidated Financial Statements
                     April 30, 2002 and 2001

NOTE 6 - WARRANTS (CONT.)

On December 15, 2000, Miller Petroleum issued 12,500 and 5,000 warrants to Lawrence L. Larue, CFO and Secretary/Treasurer and Teresa Cotton employee respectively. These warrants are exercisable at a price of $1.00 per share and expire on December 15, 2003. During the third year of the warrants Miller Petroleum may call them at a price of $0.001 per warrant at any time that its common stock has traded at $2.00 for 30 consecutive days. These warrants were issued with a value of $788 and were shown as an expense on the current year financial statement.

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

NOTE 8 - S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

    (1)     Capitalized Costs Relating to
                  Oil and Gas Producing Activities
                                                      April 30,
                                                 2002          2001

Proved oil and gas properties
 and related lease equipment
   Developed                              $    2,792,308  $ 2,988,426

   Non-developed                                 31,053        31,053


                                            $ 2,823,361   $ 1,661,920

Accumulated depreciation and depletion         (670,901)    (611,233)

Net Capitalized Costs                       $ 2,152,460   $ 1,050,687

                                    MILLER PETROLEUM, INC.
            Notes to the Consolidated Financial Statements
                        April 30, 2002 and 2001

  (2)   Costs Incurred in Oil and Gas Property
       Acquisition, Exploration, and Development Activities

Note 8 - S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

                                                         April 30,
                                                     2002          2001

Acquisition of Properties Proved and Unproved    $         0      $       0
Exploration Costs                                          -              -
Development Costs                                  1,161,442        595,351

            Total                                $ 1,161,442     $  595,351



  (3)                Results of Operations for
                    Producing Activities


                                                            April 30,
                                                        2002         2001

Production revenues                                   $2,880,139  $2,902,708

Production costs                                       1,922,354   1,107,662

Depreciation and depletion                                59,788      99,457

Results of operations forproducing activities
(excluding corporate overhead and interest costs)      $ 897,997  $1,695,589

                             MILLER PETROLEUM, INC.
               Notes to the Consolidated Financial Statements
                            April 30, 2002 and 2001

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

                                 Oil (bbls)               Gas (Mcf)
                                 ----------               ---------
Proved reserves
  Balance, April 30, 2000          294,188                8,197,450

   Discoveries and extensions       52,100                  773,000

   Revisions of previous estimates  45,391                2,866,054

   Productions                     (12,342)                 (71,201)

  Balance, April 30, 2001          379,337               11,765,303

   Discoveries and extensions      194,000                  625,000

   Revisions of previous estimates  31,561               (2,918,995)

   Production                      (11,561)                 (79,983)

  Balance, April 30, 2001          593,231                9,391,325

Proved developed producing
   reserves at April 30, 2002       85,987                  967,403

Proved developed producing
    reserves at April 30, 2001      71,334                  231,372

                     MILLER PETROLEUM, INC.
         Notes to the Consolidated Financial Statements
                     April 30, 2002 and 2001

NOTE 8 - S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

In addition to the proved developed producing oil and gas reserves reported in the geological and engineering reports, the Company holds ownership interests in various proved - undeveloped properties. The reserve and engineering reports performed for the Company by Coburn Petroleum Engineering of Tulsa, Oklahoma, an independent engineering consulting firm reflect additional proven reserves equal to approximately 4 Bcf of natural gas for these undeveloped properties. Although wells have been drilled and completed in each of these four properties, certain production and pipeline facilities must be installed before actual gas production will be able to commence. The most recent development plan for these properties indicates that facilities installation and commencement of production will be in the summer of 2002. However, such timing as well as the actual financing arrangements that will be secured by the Company are uncertain at this time. Therefore, these proven undeveloped reserves are not being included in the presentation of the oil and gas reserves at April 30, 2002, nor are such reserves being considered in calculating depreciation, depletion and amortization expense for the year based on the April 30, 2002 balance of the proven developed producing reserves set forth above.

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved developed reserves for the years ended April 30, 2002 and 2001. Estimated future cash flows were based on a reserves evaluation from Coburn Petroleum Engineering. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at April 30, 2002 and 2001, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgement on the potential value of the Company's recoverable reserves or in estimating future results to operations.

                       MILLER PETROLEUM, INC.
           Notes to the Consolidated Financial Statements
                       April 30, 2002 and 2001

NOTE 8 - S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

Standardized measures of discounted future net cash flows:

                                         April 30,
                                      2002              2001

Future cash flows                $ 43,379,397     $ 69,250,521

Future production costs
and taxes                          (2,125,369)      (3,532,323)

Future development costs           (3,010,000)      (1,361,500)

Future income tax expense         (11,855,649)     (20,048,278)

Future cash flows before
income taxes                       26,388,379       44,308,420

Discount at 10% for timing
of cash flows                     (10,575,388)     (15,814,746)

Discounted future net cash flows
from proved reserves             $ 15,812,991     $ 28,493,674

Of the Company's total proved reserves as of April 30, 2002 and 2001, approximately 10% and 48%, respectively, were classified as proved developed producing, 4% and 11%, respectively, were classified as proved developed non-producing and 86% and 40%, respectively, were classified as
proved undeveloped.   All of the Company's reserves are located in the
continental United States.

The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves for April 30, 2002 and 2001.

                                         April 30,
                                   2002                  2001

Balance, beginning of year      $28,493,674         $ 7,176,895

Sales, Net of production costs
  and taxes                          (5,800)             (6,240)

Discoveries and extensions            1,740               1,820

Changes in prices and production
  costs                         (25,871,124)         42,157,947

Revisions of quantity estimates   5,004,372          (3,496,730)

Development costs incurred        1,648,500             595,351

Net changes in income taxes       8,192,629         (17,461,269)

Changes in future development
costs                            (1,648,500)           (471,500)

Changes in production rates
and other                            (2,500)             (2,600)

Balances, end of year           $15,812,991         $28,493,674

                     MILLER PETROLEUM, INC.
         Notes to the Consolidated Financial Statements
                    April 30, 2002 and 2001

Estimated future net cash flows represent and estimate of future net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The average prices used at April 30, 2002 and 2001 were $23.25 and $24.00 per barrel of oil and $3.29 and $5.10 per mcf gas, respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
-------------------------

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

                                              Date of         Date of
                             Positions        Election or
Termination
  Name                        Held            Designation     or
Designation


Deloy Miller                  Director,         12/96               *
815 Southlake Drive           President         12/99               *
Oneida, TN 37841              CEO               12/97               *


Lawrence L. LaRue             Secretary/        12/96           12/01
432 Brewstertown Road         Treasurer         12/96           12/01
Sunbright, TN  37872          Director           4/97               *
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

Teresa Cotton                Secretary and       12/01              *
1228 Cherry Fork             Treasurer
Helenwood, TN 37755

Wm. Parker Lee               Director            12/01              *
3024 Duncan Road
Lenoir City, TN 37772


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

Business Experience
-------------------

          Deloy Miller  Mr. Miller is 55 years of age.  Mr. Miller,
Chairman and CEO, is a seasoned gas and oil professional with more than 30 years of experience in the drilling and production business in the Appalachian basin. During his years as a drilling contractor, he acquired extensive geological knowledge of Tennessee and Kentucky and received training in the reading of well logs. A native Tennessean, Miller is credited with being the leader in converting the Appalachian Basin from cable tool drilling to air drilling, using the Ingersoll-Rand T3 Drillmaster rigs. The introduction of air drilling sparked the 1969 drilling boom and Miller soon became a
successful drilling contractor in the southern Appalachian basin.   He served
two terms as president of the Tennessee Oil & Gas Association and in 1978 the organization named Miller the Tennessee Oil Man of the Year. He continues to serve on the board of that organization. Mr. Miller was appointed by the Governor of Tennessee to be the petroleum industry's representative on the Tennessee Oil & Gas Board, the state agency that regulates gas and oil operations in the state.


          Lawrence L. LaRue. Mr. LaRue is 62 years of age. Mr. LaRue joined the Miller organization in March of 1983 as an accountant. During his 18 years with the Company, he has acquired an extensive knowledge of all aspects of oil and gas accounting and tax law. He was appointed Secretary/Treasurer in 1985 and CFO in April of 2001. His duties include the supervision of the office, all clerical functions, and the preparation of corporate and partnership income tax returns. Mr. LaRue obtained his BS Degree in Business Administration with honors from Tennessee Technological University. As a Certified Public Accountant licensed to practice in the State of Tennessee, his current civic duties include consultation to the Morgan County, Tennessee E-911 Board.

          Herbert J. White.  Mr. White, age 76, is Development
Engineer for the company has 44 years of petroleum related experience. After earning his BS degree from North Texas University, he became an engineer with Halliburton, handling Louisiana Gulf Coast and offshore operations and serving
in Australia.   In 1975 he joined Petroleum Development Corporation, a
West Virginia-based public company, supervising engineering and operations in Southern Appalachian basin. He also has experience in Devonian Shale production, enhanced recovery and coal degasification. Miller
Petroleum and its predecessor corporation have employed Mr. White as a Petroleum Engineer since July of 1985. In April, 1997, he became a director and Vice President of Development Engineering for Miller Petroleum.

          Herman Gettelfinger. Mr. Gettelfinger, age 69, is member of our Board of Directors, Herman Gettelfinger is a co-owner of Kelso Oil Company, Knoxville Tennessee and has been the President of Kelso since 1960. Kelso is one of eastern Tennessee's largest distributors of motor oils, fuels and lubricants to the industrial and commercial market. Mr. Gettelfinger has been active in the gas and oil drilling and exploration business for more than 35 years and has been associated with Miller Petroleum for more than 25 years.

          Dr. Gary Bible was appointed Vice President of Geology on
September 15, 1997. Dr. Bible is 52 years of age. Dr. Bible came from Alamco, where he had served since May of 1991 as Manager of Geology and Senior Geologist. Dr. Bible earned his BS Degree in Geology from Kent State University and his MSc. and PhD. Degrees in Geology from Iowa State University. He is a proven hydrocarbon finder who drilled his first successful wildcat as a Trainee Geologist. Dr. Bible brings to the Company 20 years experience as a Petroleum Geologist. In addition, Dr. Bible has spent more than 10 years in the Appalachian Basin in the exploration and development of reserves in the Big Lime, Devonian Shale and in deeper horizons. He is credited with managing a drilling program at Alamco that kept its finding cost the lowest in the nation.

     Ernest F. Payne. Mr. Payne, age 55, was appointed Vice
President of Field Operations on May 21, 2001. Mr. Payne rejoined the Miller Team after serving as Project Manager and Superintendent for Youngquist Brothers of Fort Myers, Florida from early 1994 through May of 2001. Mr. Payne has 20 years experience in oil and gas well design and stimulations as well as supervising the operation of drilling and workover rigs. He earned a B.S. in engineering at Tennessee Technological University. He originally joined Miller in the early 70's and was the general manager for 17 years. He directed the operation of 18 drilling and workover rigs. In the mid 1980's he formed his own company and managed large drilling jobs in Florida and Puerto Rico until joining Youngquist.

           Teresa Cotton, Ms. Cotton, age 39, joined the Miller Team in August, 1996. She was appointed Secretary/Treasurer on December 1, 2001. Prior to joining the Miller Team, she was employed by Halliburton Services. Teresa has more than twenty years experience in the oil and gas industry. Mrs. Cotton, a Tennessee native, is currently enrolled at Roane State Community College in Huntsville where she is pursuing a degree in Accounting.

            Wm. Parker Lee, Mr. Lee, age 28, is a member of the Board of Directors. For the past three years, Parker has managed Lee Investments, which has holding in various corporations. He graduated from Montana State University in May of 1997. During 1998, prior to attending law school, Parker worked with the family business in Knoxville, Tennessee. In May of 2001, W. Parker Lee earned a J. D. degree from Willamette University. Mr. Lee is a native of Knoxville, Tennessee


Committees

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

Item 10. Executive Compensation.

Cash Compensation
-----------------

          Deloy Miller is to be paid an annual salary of $155,769 as compensation for service as CEO and Director of the Company.

          Lawrence LaRue is to be paid an annual salary of $71,923 for his service as Secretary/Treasurer and director of the Company.

          Herbert J. White is to be paid an annual salary of $6,600 for his services as Vice President and Director of the Company. Mr. White is considered part-time and is paid $150 per day for his services.

          Gary G. Bible is to be paid an annual salary of $77,281 for his services as Vice President of Geology.


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
-----------------------------------------------------------------

Deloy Miller
President,
Director,    1999 122,307     0     0      100   0     0   0
CEO          2000 119,999     0     0     0      0     0   0
             2001 120,499     0     0      200   0     0   0
             2002 155,769     0     0     0      0     0   0

Lawrence
LaRue CFO/   1999   61,154    0     0    5,100   0     0   0
Secretary/   2000   60,000    0     0   10,000   0     0   0
Treasurer,   2001   60,500    0     0      200   0     0  12,500 (*)
Director     2002   71,923    0     0        0   0     0   0


Herbert J.   1999    9,700    0     0      100   0     0   0
White, VP,   2000    3,500    0     0     0      0     0   0
Director     2001    6,100    0     0      200   0     0   0
             2002    6,600    0     0     0      0     0   0

Herman       1999      0      0    500    0      0     0   0
Gettelfinger 2000      0      0     0     0      0     0   0
Director     2001      0      0    500    0      0     0   0
             2002      0      0     0     0      0     0   0

Gary G.      1999   72,366    0     0      100   0     0   0
Bible, VP    2000   71,000    0     0     0      0     0   0
             2001   71,000    0     0      200   0     0   6,000 (*)
             2002   77,281    0     0     0      0     0   0

John Bonar   1999   73,894    0     0      100   0     0   0
VP           2000   72,500    0     0     0      0     0   0
             2001   33,462    0     0     0      0     0   0

Ernest F.    2002   50,000    0     0     0      0     0   0
Payne, VP

Teresa       2002   36,900    0     0     0      0     0   0
Cotton
Secretary/
Treasurer


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

                 Directors and Executive Officers


                                            Number of Shares   Percent
Name and Address(1)      Title              Beneficially Owned  of Class

Deloy Miller             Director,               4,419,343 (1)       51%
815 South Lake Drive     and CEO
Oneida, TN 37841

Lawrence L. LaRue        CFO, Director              98,677 (2)        1%
432 Brewstertown Road
Sunbright, TN  37872

Herbert J. White         Vice President/Director       300 (3)       -0-
P.O. Box 1868
Fairfield Glade, TN
38557

Herman Gettelfinger      Director                  306,537            4%
641 Atlantic Ave.
Knoxville, TN  37917

Gary Bible               Vice President              6,516 (4)       -0-
323 Seneca Circle
Oneida, TN 37841

Teresa Cotton            Secretary/Treasurer         1,300 (5)       -0-



All executive officers and directors
as a group                                       4,761,737           56%

(1) Does not include options for 100,000 shares.
(2) Does not include options for 270,177 shares and warrants for 12,500 shares.
(3) Does not include options for 100,000 shares.
(4) Does not include options for 80,000 shares and warrants for 6,000 shares.
(5) Does not include options for 45,000 shares and warrants for 5,000 shares

Each of these persons presently serves in the capacities indicated.


                    Five Percent Stockholders

                                         Number of Shares       Percent
Name and Address            Title        Beneficially Owned      of Class

Deloy Miller                Director        4,419,343 (1)             51%
815 South Lake Drive        and CEO
Oneida, TN 37841


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

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others
---------------------------------------

          The Company has a note payable to Sharon Miller (Deloy Miller's wife a majority stockholder), for $1,326 at April 30, 2002. The note is payable with interest in June 2002.

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

          During September 2001, the Company acquired financing of $250,000 from Wm. Parker Lee, a member of the Board of Directors, in order to continue its drilling program.

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

                                             MILLER PETROLEUM, INC.


Date: July 29, 2002                       By/S/Deloy Miller
     --------------                         ---------------------------
                                               Deloy Miller, CEO and
                                               Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                             MILLER PETROLEUM, INC.


Date: July 29, 2002                       By/s/ Deloy Miller
     --------------                         ---------------------------
                                               Deloy Miller, CEO and
                                               Director


Date: July 29, 2002                       By/s/Lawrence LaRue
     --------------                         ---------------------------
                                               Lawrence LaRue, CFO, Secretary/
                                               Treasurer and Director

Date: July 29, 2002                       By/s/Herman Gettelfinger
     ----------------                       ---------------------------
                                               Herman Gettelfinger, Director