Form 10QSB
period 2002-07-31
MILLER PETROLEUM INC
filed 2002-09-16
CIK 785968

                   U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 2002
                                       -------------

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

                             September 10, 2002

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


                            MILLER PETROLEUM, INC.
                         Consolidated Balance Sheets
                                  ASSETS

                                           July 31,        April 30,
                                              2002           2002
                                          Unaudited
CURRENT ASSETS

Cash                                      $   97,764     $   76,394
Investments                                   78,328         78,328
Accounts receivable - trade-, net            257,756        311,253
Inventory                                    567,287        567,287
Prepaid expenses                              24,551         30,312
                                          ----------     ----------
     Total Current Assets                  1,025,686      1,063,574
                                          ----------     ----------
FIXED ASSETS

Machinery and equipment                    1,334,723      1,361,117
Vehicles                                     408,801        453,138
Buildings                                    313,335        313,335
Office Equipment                              74,379         80,560
Less: accumulated depreciation              (816,534)      (840,768)
                                          ----------     ----------
    Total Fixed assets                     1,314,704      1,367,382
                                          ----------     ----------
OIL AND GAS PROPERTIES                     2,141,816      2,152,460
(On the basis of successful               ----------     ----------
efforts accounting)

PIPELINE FACILITIES                          268,039        280,390
                                          ----------     ----------
OTHER ASSETS

Land                                         511,500        511,500
Investments                                      500            500
                                          ----------     ----------
    Total Other Assets                       512,000        512,000
                                          ----------     ----------
TOTAL ASSETS                              $5,262,245     $5,375,806
                                          ==========     ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable - trade                  $  274,413     $  386,631
Accrued expenses                              71,402         76,853
Notes payable - current portion              638,486        501,633
                                          ----------     ----------
    Total Current Liabilities                984,301        965,117
                                          ----------     ----------
LONG-TERM LIABILITIES

Notes payable - related                       13,832          1,326
Notes payable                              1,705,035      1,712,779
                                          ----------     ----------
    Total Long-Term Liabilities            1,718,867      1,714,105
                                          ----------     ----------
    Total Liabilities                      2,703,168      2,679,222
                                          ----------     ----------
STOCKHOLDERS' EQUITY

    Common Stock: 500,000,000 shares
    authorized at $0.0001 par value,
    8,328,856 and 8,328,856 shares
    issued and outstanding                       858            822
    Additional paid-in capital             3,884,144      3,884,144
    Retained Earnings                     (1,325,925)    (1,188,418)
                                          ----------     ----------
       Total Stockholders' Equity          2,559,077      2,696,584
                                          ----------     ----------
    TOTAL LIABILITIES AND
    STOCKHOLDERS'S EQUITY                 $5,262,245     $5,375,806
                                          ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
                   Consolidated Statements of Operations
                                (UNAUDITED)

                                        For the Three Months Ended
                                                July 31,
                                             2002      2001
REVENUES

 Oil and gas revenue                      $  184,631        $121,886
                                          ----------        --------
 Service and drilling revenue                238,049         449,866
 Retail sales                                      0          24,184
 Other revenue                                 4,781           2,693
                                          ----------        --------
    Total Revenue                            427,461         598,629
                                          ----------        --------

COSTS AND EXPENSES

Cost of oil and gas sales                     58,729         219,078
                                          ----------        --------
Selling, general and
administrative                               155,328         218,964

Salaries and wages                           216,333         179,512

Depreciation, depletion and
amortization                                  80,030          95,849
                                          ----------        --------
    Total Costs and Expenses              $  510,420        $713,403
                                          ----------        --------
NET INCOME (LOSS)                            (82,959)       (114,774)
                                          ----------        --------
Other Income (Expense)

Interest income                                  645             124
Interest expense                             (55,193)        (50,010)
                                           ----------        --------
Total Other Income (Expense)                 (54,548)        (49,886)
                                          ----------        --------
Income Taxes                                       0               0
                                          ----------        --------
NET INCOME (LOSS)                         $ (137,507)      $(164,660)
                                          ==========        ========
NET EARNING(LOSS) PER SHARE                    (0.02)          (0.02)
                                               =====           =====

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                         8,578,856       8,273,656
                                           =========       =========

The accompanying notes are an integral part of these consolidated financial statements.


                          MILLER PETROLEUM, INC.
              Consolidated Statement of Stockholders' Equity
                                (UNAUDITED)


                                      Additional
                       Common Shares    Paid-in     Retained
                       Shares  Amount   Capital     Earnings     Total
Balance
April 30, 2001        8,218,656  $822  $3,566,480 ($680,661)   $2,886,641

Common stock
issued for cash at
$1.00 per share         110,000    11     109,989       -         110,000

Stock options
exercised at
$0.575 per share        100,000    10      57,490       -          57,500

Common stock
issued for equipment
at $1.00 per share      150,000    15     149,985       -         150,000

Common stock
issued for services
at $1.00 per share          200               200       -             200


Net loss for the
three monthes ended
April 30, 2002                                        ($507,757)($507,757)

Balance
April 30, 2002        8,578,656   $858  $3,884,144  ($1,188,418)$2,696,584

Net loss for the
three months ended
July 31, 2002                                         ($137,507) ($137,507)

Balance
July 31, 2002     $8,578,856   $858  $3,884,144      ($1,325,925)$2,559,077

 The accompanying notes are an integral part of these consolidated financial statements

                          MILLER PETROLEUM, INC.
                   Consolidated Statement of Cash Flows
                                (UNAUDITED)

                                             Three Months    Twelve Months
                                                       Ended
                                             July 31,2002      April 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                              $(137,507)      $(507,757)
Adjustments to Reconcile Net Income to
Net Cash Provided (Used) by Operating
Activities:
  Depreciation, depletion and amortization         80,030         273,653
  Common stock issued for services                                    200
  Common stock issued for inventory                               150,000
Changes in Operating Assets and Liabilities:
  Decrease (increase) in accounts receivable       53,497         832,047
  Decrease (increase) in investments                    0         (78,328)
  Decrease (increase) in inventory                      0        (128,174)
  Decrease (increase) in organizational costs           0             119
  Decrease (increase) in prepaid expenses           5,761          43,699
  Increase (decrease) in accounts payable        (112,218)        252,356
  Increase (decrease) in accrued expenses          (5,451)        (15,057)
                                                 --------      ----------
   Net Cash Provided (Used) by Operating
   Activities                                    (115,888)        822,758
                                                 --------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                                   0        (317,943)
Purchase of oil and gas properties                 (4,356)     (1,161,442)
                                                 --------      ----------
   Net Cash Provided (Used) by Investing
   Activities                                      (4,356)     (1,479,385)
                                                 --------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable                          28,574        (264,325)
Sale of common stock                                    0         167,500
 Proceeds from borrowing                          113,040         605,296
                                                 --------      ----------
    Net Cash Provided (Used) by Financing
    Activities                                   $141,614      $  508,471
                                                 --------      ----------
NET INCREASE IN CASH                             $ 21,370     ($  148,156)
                                                 --------      ----------
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                76,394         224,550

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                    $ 97,764      $   76,394
                                                 --------      ----------
CASH PAID FOR

Interest                                        ($ 55,193)    ($  167,359)
Income taxes                                            0               0

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services                                      200
Common stock issued for inventory                                 150,000

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
              Notes to the Consolidated Financial Statements

(1) Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 2002 Annual Report on Form 1OKSB. The results of operations for the period ended July 31, 2002 are not necessarily indicative of operating results for the full year.

      The consolidated financial statements and other information furnished herein reflect all adjustment which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods covered by this report.

(2)   RELATED PARTY TRANSACTIONS

          On May 1, 2002, the Company executed a promissory note for $50,000 in favor of Herman Gettelfinger, a director. The note was for a period of one month with an interest rate of eight percent and may be renewed on the same terms at the option of the holder.

     During the first quarter, Deloy Miller CEO and Chairman, advanced the Company $12,506 that has an interest rate of eight percent.

(3)    New Accounting Pronouncements

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

     Miller Petroleum has more than 50,000 acres under lease in Tennessee. About 95% of these leases are held by production. This acreage is made up primarily of development drilling locations. It produces both gas and oil, mainly from the Mississippian age Big Lime Formation. The existing properties contain a minimum three-year inventory of conventional drilling locations.

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

     All 50,000 Tennessee acres are presently being evaluated for their CBM potential. A well drilled in June of 2001 by the company encountered numerous coal seams below 750 feet depth on a 4,000-acre lease that the company has recently acquired. These coal seams reach a maximum thickness of six feet and are presently being evaluated for their CBM potential. In addition, this well has made a conventional Big Lime gas discovery, and three additional locations have been drilled. Two of the wells have been completed and began selling gas in March of 2002. In the fall of 2002, the remaining two wells are scheduled for completion.

     The Company is also actively pursuing the acquisition of additional high potential acreage in eastern Tennessee. As of September 12, 2002, the Company has acquired more than 6,500 acres in the current leasing program.

     Miller Petroleum's exploration effort is being concentrated in the East Tennessee portion of the Eastern Overthrust Belt. Management has selected two large structures and is actively leasing acreage on both of them. Knox Dolomite wells in the overthrust have reserves in excess of two Bcf gas per well.

     Currently, Miller is drilling an oil prospect in Morgan County, Tennessee (Medcalf #1, Tennessee Permit No. 9935) as an offset to the Elmer Howard-White Unit #1 well. Pryor Oil drilled Elmer Howard-White Unit #1 in July of 2002. During drilling operations, the well blew out at a rate of up to 12,000 barrels oil per day from the Trenton Limestone. According to the August 2002 Ky/Tenn Report "before it caught fire, it was flowing at a rate between 200 to 500 barrels an hour, or up to 12,000 barrels a day at flowing pressures estimated at 1,700 psi". To date this is the largest recorded initial production of any well ever reported in the state of Tennessee.


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

Results of Operations
---------------------

     The Company had revenues of $427,461 for the first quarter of its fiscal year 2003, down from the $598,629 in revenues recognized during the first quarter of fiscal year 2002.

     Oil and gas revenue for the current quarter was $184,631 up from $121,886 in the first quarter of fiscal 2002. This increase was due primarily to natural gas sales from the Lindsay Land Company.

     Service and drilling revenue for the first quarter was $238,049 down from $449,866 for the same quarter last year. This decrease was due to less drilling activity.

     During the current quarter, there were not any retail sales, compared to $24,184 during the first quarter of fiscal 2002. This decrease was due to the decline in oilfield activities.

     Other revenue for the first quarter of fiscal 2003 was $4,781 up from $2,693 during the same period last year.

     The Company's net loss for the current quarter was $137,506, compared to a net loss of $164,660 for the first quarter of fiscal 2002.

     Cost of oil and gas sales for the first quarter of fiscal 2003 was $58,729, down from $219,078 in the first quarter of fiscal 2002, due primarily to the decrease in drilling activity.

     Selling, general and administrative expenses were $155,327, down from $218,964 in the first quarter of fiscal 2002. This decrease was primarily due to decreases in legal and professional fees.

     Salaries and wages for the current quarter were $216,333, up from $179,512 in the first quarter of fiscal 2002 due to the increase in personnel and overtime.

     Depreciation, depletion and amortization for the first quarter of fiscal 2003 was $80,030 down from $95,849 in the first quarter of 2002. This decrease was due to a reduction in drilling activities.

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

     The Blue Ridge action is pending an the Company believes that its contract with the plaintiff was breached. However, a decision for the defendant would not have a material effect on the Company.

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

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          None.

Item 5.   Other Information.
          ------------------

     On September 10, 2002, the Company received a demand from the attorney of Sherri Parker Lee to pay the entire balance of $250,000 plus interest on a promissory note dated September 7, 2001 within ten days. An interest payment made on September 3, 2002 that was due August 31, 2002 was rejected and the note was declared in default and the note was accelerated. Our attorney has advised the Company that, under the terms of the Loan Agreement and Promissory Note, payment was made in a timely manner.

Item 6.   Exhibits and Reports on Form 8-K.*
          ----------------------------------

                    (a)   Exhibits.

                          None.

                    (b)   Reports on Form 8-K.

                          None.

          * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.


                                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


Date: September 13, 2002             MILLER PETROLEUM, INC.



                                     By: /s/Deloy Miller
                                         Deloy Miller
                                         Chief Executive Officer


                                     By: /s/Lawrence L. LaRue
                                         Lawrence L. LaRue,
                                         Chief Financial Officer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly report of Miller Petroleum, Inc. (the "Company") on Form 10-QSB for the period ending July 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Deloy Miller, Chief Executive Officer, and Lawrence L. LaRue, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: September 13, 2002        /s/Deloy Miller
                                   Deloy Miller,
                                   Chief Executive Officer


Date: September 13, 2002        /s/Lawrence L. LaRue
                                   Lawrence L. LaRue,
                                   Chief Financial Officer