Form 10QSB
period 2002-10-31
MILLER PETROLEUM INC
filed 2002-12-13
CIK 785968

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 2002
                                       ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ----------------


                         Commission File No. 33-2249-FW


                             MILLER PETROLEUM, INC.
                             ----------------------
       (Exact name of small business issuer as specified in its Charter)


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

                                  (423) 663-9457
                                  --------------
                              Issuer's telephone number


                                        N/A
                                        ---


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                                  Not applicable.
                                  ---------------

                       APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                             December 13, 2002

                          8,578,856 Common Shares

Transitional Small Business Issuer Format    Yes X   No
                                                ---     ---

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


                            MILLER PETROLEUM, INC.
                         Consolidated Balance Sheets
                                  ASSETS

                                        October 31,        April 30,
                                              2002           2002
                                          Unaudited
CURRENT ASSETS

Cash                                       $ 114,051     $   76,394
Investments                                   78,328         78,328
Accounts receivable - trade-, net            407,918        311,253
Inventory                                    567,287        567,287
Prepaid expenses                              18,792         30,312
                                           ---------     ----------
     Total Current Assets                  1,186,376      1,063,574
                                           ---------     ----------
FIXED ASSETS

Machinery and equipment                    1,390,107      1,361,117
Vehicles                                     408,801        453,138
Buildings                                    313,335        313,335
Office Equipment                              74,379         80,560
Less: accumulated depreciation              (843,842)      (840,768)
                                          ----------     ----------
    Total Fixed assets                     1,342,780      1,367,382
                                          ----------     ----------
OIL AND GAS PROPERTIES                     2,151,345      2,152,460
(On the basis of successful               ----------     ----------
efforts accounting)

PIPELINE FACILITIES                          255,688        280,390

OTHER ASSETS

Land                                         511,500        511,500
Investments                                      500            500
                                          ----------     ----------
    Total Other Assets                       512,000        512,000
                                          ----------     ----------
TOTAL ASSETS                              $5,448,189     $5,375,806
                                          ==========     ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable - trade                  $  403,997     $  386,631
Accrued expenses                              65,072         76,853
Notes payable - current portion              554,596        501,633
                                          ----------     ----------
    Total Current Liabilities              1,023,665        965,117
                                          ----------     ----------
LONG-TERM LIABILITIES

Notes payable - related                       12,217          1,326
Notes payable                              1,750,815      1,712,779
                                          ----------     ----------
    Total Long-Term Liabilities            1,763,032      1,714,105
                                          ----------     ----------
    Total Liabilities                      2,786,697      2,679,222
                                          ----------     ----------
STOCKHOLDERS' EQUITY

    Common Stock: 500,000,000 shares
    authorized at $0.0001 par value,
    8,328,856 and 8,328,856 shares
    issued and outstanding                       858            858
    Additional paid-in capital             3,884,144      3,884,144
    Retained Earnings                     (1,223,510)    (1,188,418)
                                          ----------     ----------
       Total Stockholders' Equity          2,661,492      2,696,584
                                          ----------     ----------
    TOTAL LIABILITIES AND
    STOCKHOLDERS'S EQUITY                 $5,448,189     $5,375,806
                                          ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
                   Consolidated Statements of Operations
                                (UNAUDITED)

                          For the Three Months Ended  For the Six Months Ended
                                    October, 31               October, 31
                                   2002      2001        2002      2001
REVENUES

 Oil and gas revenue           $ 135,751  $  86,844    $320,382   $ 208,730
 Service and drilling revenue    431,161  1,101,383     669,210   1,551,249
 Retail sales                      2,700     32,804       2,700      56,988
 Sale of equipment                73,703                 73,703
 Other revenue                   116,126     23,602     120,907      26,295
                               ---------  ---------   ---------   ---------
    Total Revenue                759,441  1,244,633   1,186,902   1,843,262
                               ---------  ---------   ---------   ---------
COSTS AND EXPENSES

 Cost of oil and gas sales       176,046    789,156     234,775   1,008,234
 Selling, general and
 administrative                  146,456     94,758     301,784     313,722
 Salaries and wages              204,319    194,265     420,652     373,777
 Depreciation, depletion and
 amortization                     82,332    120,996     162,362     216,845
                               ---------  ---------   ---------   ---------
    Total Costs and Expenses   $ 609,153 $1,199,175  $1,119,573  $1,912,578
                               ---------  ---------   ---------   ---------
INCOME (LOSS) FROM OPERATIONS    150,288     45,458      67,329     (69,316)
                               ---------  ---------   ---------   ---------
OTHER INCOME (EXPENSE)

 Interest income                     223        349         868         473
 Interest expense                (48,096)   (27,745)   (103,289)    (77,755)
                               ---------  ---------   ---------   ---------
    Total Other Income (Expense) (47,873)   (27,396)   (102,421)    (77,282)
                               ---------  ---------   ---------   ---------
NET INCOME (LOSS)                102,415     18,062     (35,092)   (146,598)
                               =========  =========   =========   =========
NET EARNING(LOSS) PER SHARE         0.01       0.00        0.00       (0.02)
                               =========  =========   =========   =========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING             8,578,856  8,343,856   8,578,856   8,318,856
                               =========  =========   =========   =========

The accompanying notes are an integral part of these consolidated financial statements.


                          MILLER PETROLEUM, INC.
              Consolidated Statement of Stockholders' Equity
                                (UNAUDITED)


                                      Additional
                       Common Shares    Paid-in     Retained
                       Shares  Amount   Capital     Earnings     Total
Balance
April 30, 2001        8,218,656  $822  $3,566,480 ($680,661)   $2,886,641

Common stock
issued for cash at
$1.00 per share         110,000    11     109,989       -         110,000

Stock options
exercised at
$0.575 per share        100,000    10      57,490       -          57,500

Common stock
issued for equipment
at $1.00 per share      150,000    15     149,985       -         150,000

Common stock
issued for services
at $1.00 per share          200               200       -             200


Net loss for the
twelve months ended
April 30, 2002                                        ($507,757)($507,757)

Balance
April 30, 2002        8,578,856   $858  $3,884,144  ($1,188,418)$2,696,584


Net loss for the
three months ended
October 31, 2002                                       ($35,092)  ($35,092)


Balance
July 31, 2002        $8,578,856   $858  $3,884,144  ($1,223,510)$2,661,492

 The accompanying notes are an integral part of these consolidated financial statements

                          MILLER PETROLEUM, INC.
                   Consolidated Statement of Cash Flows
                                (UNAUDITED)

                                               Six Months        Six Months
                                                     Ended October 31,
                                                    2002             2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                              $   (35,092)     $ (146,598)
Adjustments to Reconcile Net Income to
Net Cash Provided (Used) by Operating
Activities:
   Depreciation, depletion and amortization        162,362         216,845
   Gain on sale of equipment                       (73,703)
   Common stock issued for services                                    200
   Common stock issued for inventory                               150,000
Changes in Operating Assets and Liabilities:
  Decrease (increase) in accounts receivable       (96,665)        239,598
  Decrease (increase) in inventory                                (152,308)
  Decrease (increase) in organizational costs                          119
  Decrease (increase) in prepaid expenses           11,520          32,179
  Increase (decrease) in accounts payable           17,366          93,436
  Increase (decrease) in accrued expenses          (11,781)        (13,756)
                                                ----------      ----------
   Net Cash Provided (Used) by Operating
   Activities                                      (25,993)        419,715
                                                ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                             (108,854)       (158,470)
Purchase of oil and gas properties                 (28,886)       (725,036)
Sale of equipment                                   99,500
                                                ----------      ----------
   Net Cash Provided (Used) by Investing
   Activities                                      (38,240)       (883,506)
                                                ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable                         (114,978)       (173,828)
Sale of common stock                                               167,500
Proceeds from borrowing                            216,868         500,000
                                                ----------      ----------
    Net Cash Provided (Used) by Financing
    Activities                                  $  101,890      $  493,672
                                                ----------      ----------
NET INCREASE IN CASH                            $   37,657      $   29,881
                                                ----------      ----------
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                 76,394         224,500
                                                ----------      ----------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                   $  114,051      $  254,381
                                                ----------      ----------
CASH PAID FOR

Interest                                        $ (103,289)     $  (77,755)
Income taxes                                             0               0

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services                                       200
Common stock issued for inventory                                  150,000

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
              Notes to the Consolidated Financial Statements

(1) Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 2002 Annual Report on Form 1OKSB. The results of operations for the period ended October 31, 2002 are not necessarily indicative of operating results for the full year.

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

     All 50,000 Tennessee acres are presently being evaluated for their CBM potential. A well drilled in June of 2001 by the company encountered numerous coal seams below 750 feet depth on a 4,000-acre lease that the company has recently acquired. These coal seams reach a maximum thickness of six feet and are presently being evaluated for their CBM potential. In addition, this well has made a conventional Big Lime gas discovery, and three additional locations have been drilled. Two of the wells were completed and began selling gas in March of 2002. A third well was completed and put online in October, 2002.

     The Company is also actively pursuing the acquisition of additional high potential acreage in eastern Tennessee. It's exploration efforts are concentrated in the East Tennessee portion of the Eastern Overthrust Belt. Management has selected two large structures and is actively leasing acreage
on both of them.   The Company has acquired more than 6,500 acres in the
current leasing program. Two test wells are being planned on a large structure in said high potential acreage. Knox Dolomite wells in the Overthrust have reserves in excess of two Bcf gas per well.

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

Results of Operations
---------------------

     The Company had revenues of $759,441 for the second quarter of fiscal 2003, down from the $1,244,633 in revenues recognized during the second quarter of fiscal 2002.

     Oil and gas revenue for the current quarter was $135,751 up from $86,844 in the second quarter of fiscal 2002. This increase was due primarily to natural gas sales from the Lindsay Land Company lease and slightly higher natural gas prices.

     Service and drilling revenue for the second quarter was $431,161 down from $1,101,383 for the same quarter last year. This decrease was due to a large decline in the Company's drilling activity.

     During the current quarter, retail sales were $2,700 compared to $32,804 during the second quarter of fiscal 2002. This decrease was due to the decline in oilfield activities.

     Sale of equipment during the second quarter was $73,703 due to the sale of excess operating equipment to Myers Completions, Inc.

     Other revenue for the second quarter of fiscal 2003 was $116,126 up from $23,602 during the same period last year due primarily to the settlement with the Blue Ridge Group, Inc.

     The Company's net income for the current quarter was $102,415, up from $18,062 for the second quarter of fiscal 2002. This increase was due to the sale of excess operating equipment and the settlement with the Blue Ridge Group, Inc.

     Cost of oil and gas sales for the second quarter of fiscal 2003 was $176,046, down from $789,156 in the same quarter of fiscal 2002, due primarily to the decrease in drilling activity.

     Selling, general and administrative expenses were $146,456, up from $94,758 in the second quarter of fiscal 2002. This increase was primarily due to increases in legal and professional fees.

     Salaries and wages for the current quarter were $204,319, up from $194,265 in the second quarter of fiscal 2002.

     Depreciation, depletion and amortization for the second quarter of fiscal 2003 was $82,332 down from $120,996 in the second quarter of 2002. This decrease was due to a reduction in drilling activities.

     The Company had revenues of $1,186,902 for the first half of its fiscal year 2003, down from the $1,843,262 in revenues recognized during the first half of fiscal year 2002.

     Oil and gas revenue for the first six months of fiscal 2003 was $320,382 up from $208,730 in the first six months of fiscal 2002. This increase was due primarily to natural gas sales from the Lindsay Land Company lease, oil sales from the Koppers lease and slightly higher natural gas prices.

     Service and drilling revenue for the first half of fiscal 2003 was $669,210 down from $1,551,249 for the first half of fiscal 2002. This decrease was due to dramatic decreases in drilling activity since last year.

     During the first half of the current fiscal year, retail sales were $2,700 compared to $56,988 during the first half of fiscal 2002. This decrease is due to a general decline in oilfield activities.

     Sale of equipment during the first half of fiscal 2003 was $73,703 because of the sale of excess operating equipment to Myers Completions, Inc.

     Other revenue for the fist half of fiscal 2003 was $120,907 up from $26,295 during the same period last year due primarily to the settlement with the Blue Ridge Group, Inc.

     The Company's net loss for the first six months of fiscal 2003 was $35,092, down from a net loss of $146,598 for the first half of fiscal 2002.

     Cost of oil and gas sales for the first half of fiscal 2003 was $234,775, down from $1,008,234 in the same period of fiscal 2002, because of a deep decline in drilling activity.

     Selling, general and administrative expenses for the first half of fiscal 2003 were $301,784, down from $313,722 during the same period of fiscal 2002.

     Salaries and wages for the first half of fiscal 2003 were $420,652, up from $373,777 in the same period of fiscal 2002.

     Depreciation, depletion and amortization for the first half of fiscal 2003 was $162,362 down from $216,845 in the second quarter of 2002. This decrease was due to less production equipment being placed in service.

Item 3.   Controls and Procedures
          -----------------------

     Within the 90-day period prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based on in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

     The Blue Ridge action was settled for $90,000 in cash and a $25,000 credit for oilfield services from the Blue Ridge Group, Inc.

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

          None.

Item 6.   Exhibits and Reports on Form 8-K.*

          (a)   Exhibits.

                None.

          (b)   Reports on Form 8-K.

                None.

* A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.


                               SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: December 13, 2002              MILLER PETROLEUM, INC.


                                By:/s/Deloy Miller
                                    ------------------------
                                    Deloy Miller
                                    Chief Executive Officer

Date: December 13, 2002         By:/s/Lawrence L. LaRue
                                    ------------------------
                                    Lawrence L. LaRue,
                                    Chief Financial Officer

                      SECTION 302 CERTIFICATION

       I, Deloy Miller, certify that:


       1. I have reviewed this quarterly report of MILLER PETROLEUM, INC.

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

       5. The registrant's other qualifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           By: /s/Deloy Miller
                               -----------------------------
                               Deloy Miller, Chief Executive
                               Officer

                      SECTION 302 CERTIFICATION

       I, Lawrence LaRue, certify that:


       1. I have reviewed this quarterly report of MILLER PETROLEUM, INC.

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

       5. The registrant's other qualifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           By:/s/Lawrence LaRue
                               -----------------------------
                               Lawrence LaRue, Chief Financial
                               Officer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report of Miller Petroleum, Inc. (the "Company") on Form 10-QSB for the period ending October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Deloy Miller, Chief Executive Officer and Lawrence LaRue, Chief Financial Offier of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Deloy Miller
-----------------------
Deloy Miller
Chief Executive Officer
12/13/02


/s/Lawrence LaRue
----------------------
Lawrence LaRue
Chief Financial Offier
12/13/02