Form 10QSB
period 2003-01-31
MILLER PETROLEUM INC
filed 2003-03-13
CIK 785968

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 2003
                                       ----------------

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

                              March 14, 2003

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


                            MILLER PETROLEUM, INC.
                         Consolidated Balance Sheets
                                  ASSETS

                                        January 31,        April 30,
                                              2003           2002
                                          Unaudited
CURRENT ASSETS

Cash                                        $ 75,724     $   76,394
Investments                                   78,328         78,328
Accounts receivable - trade-, net            304,019        311,253
Inventory                                    559,787        567,287
Prepaid expenses                             109,027         30,312
                                           ---------     ----------
     Total Current Assets                  1,126,885      1,063,574
                                           ---------     ----------
FIXED ASSETS

Machinery and equipment                    1,416,710      1,361,117
Vehicles                                     408,801        453,138
Buildings                                    313,335        313,335
Office Equipment                              74,379         80,560
Less: accumulated depreciation              (899,668)      (840,768)
                                          ----------     ----------
    Total Fixed assets                     1,313,557      1,367,382
                                          ----------     ----------
OIL AND GAS PROPERTIES                     2,168,467      2,152,460
(On the basis of successful               ----------     ----------
efforts accounting)

PIPELINE FACILITIES                          243,338        280,390

OTHER ASSETS

Land                                         511,500        511,500
Investments                                      500            500
                                          ----------     ----------
    Total Other Assets                       512,000        512,000
                                          ----------     ----------
TOTAL ASSETS                              $5,364,247     $5,375,806
                                          ==========     ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable - trade                   $ 265,828     $  386,631
Accrued expenses                              57,719         76,853
Notes payable - current portion            1,261,213        501,633
                                          ----------     ----------
    Total Current Liabilities              1,584,760        965,117
                                          ----------     ----------
LONG-TERM LIABILITIES

Notes payable - related                       12,460          1,326
Notes payable                              1,237,712      1,712,779
                                          ----------     ----------
    Total Long-Term Liabilities            1,250,172      1,714,105
                                          ----------     ----------
    Total Liabilities                      2,834,932      2,679,222
                                          ----------     ----------
STOCKHOLDERS' EQUITY

    Common Stock: 500,000,000 shares
    authorized at $0.0001 par value,
    8,578,856 and 8,578,856 shares
    issued and outstanding                       858            858
    Additional paid-in capital             3,884,144      3,884,144
    Retained Earnings                     (1,355,687)    (1,188,418)
                                          ----------     ----------
       Total Stockholders' Equity          2,529,315      2,696,584
                                          ----------     ----------
    TOTAL LIABILITIES AND
    STOCKHOLDERS'S EQUITY                 $5,364,247     $5,375,806
                                          ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
                   Consolidated Statements of Operations
                                (UNAUDITED)

                          For the Three Months Ended For the Nine Months Ended
                                    January, 31               January, 31
                                   2003      2002        2003      2002
REVENUES

 Oil and gas revenue           $ 157,034  $  97,837    $477,416   $ 306,566
 Service and drilling revenue    169,952    620,382     839,162   2,171,631
 Retail sales                      7,500    208,347      10,200     265,336
 Sale of equipment                            5,555      73,703       5,555
 Other revenue                     6,450      4,398     127,357      30,693
                               ---------  ---------   ---------   ---------
    Total Revenue                340,936    936,519   1,527,838   2,779,781
                               ---------  ---------   ---------   ---------
COSTS AND EXPENSES

 Cost of oil and gas sales        64,859    345,587     299,635   1,353,821
 Selling, general and
 administrative                   99,649    140,428     401,433     454,151
 Salaries and wages              181,177    213,267     601,829     587,044
 Depreciation, depletion and
 amortization                     83,176    116,541     245,538     333,386
                               ---------  ---------   ---------   ---------
    Total Costs and Expenses   $ 428,861  $ 815,823  $1,548,435  $2,728,402
                               ---------  ---------   ---------   ---------
INCOME (LOSS) FROM OPERATIONS    (87,925)   120,696     (20,597)     51,379
                               ---------  ---------   ---------   ---------
OTHER INCOME (EXPENSE)

 Interest income                     475      1,074       1,343       1,547
 Interest expense                (44,726)   (44,448)   (148,015)   (122,203)
                               ---------  ---------   ---------   ---------
    Total Other Income (Expense) (44,251)   (43,374)   (146,672)   (120,656)
                               ---------  ---------   ---------   ---------
NET INCOME (LOSS)               (132,176)    77,322    (167,269)    (69,277)
                               =========  =========   =========   =========
NET EARNING(LOSS) PER SHARE         0.02       0.01       (0.02)      (0.01)
                               =========  =========   =========   =========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING             8,578,856  8,578,856   8,578,856   8,405,523
                               =========  =========   =========   =========

The accompanying notes are an integral part of these consolidated financial statements.


                          MILLER PETROLEUM, INC.
              Consolidated Statement of Stockholders' Equity
                                (UNAUDITED)


                                      Additional
                       Common Shares    Paid-in     Retained
                       Shares  Amount   Capital     Earnings     Total
Balance
April 30, 2001        8,218,656  $822  $3,566,480 ($680,661)   $2,886,641

Common stock
issued for cash at
$1.00 per share         110,000    11     109,989       -         110,000

Stock options
exercised at
$0.575 per share        100,000    10      57,490       -          57,500

Common stock
issued for equipment
at $1.00 per share      150,000    15     149,985       -         150,000

Common stock
issued for services
at $1.00 per share          200               200       -             200


Net loss for the
twelve months ended
April 30, 2002                                        ($507,757)($507,757)

Balance
April 30, 2002        8,578,856   $858  $3,884,144  ($1,188,418)$2,696,584


Net loss for the
nine months ended
January 31, 2003                                      ($167,269) ($167,269)


Balance
January 31, 2003     $8,578,856   $858  $3,884,144  ($1,355,687)$2,529,315

 The accompanying notes are an integral part of these consolidated financial statements

                          MILLER PETROLEUM, INC.
                   Consolidated Statement of Cash Flows
                                (UNAUDITED)

                                              Nine Months       Nine Months
                                                     Ended January 31,
                                                    2003             2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                              $ (167,269)     $ (69,277)
Adjustments to Reconcile Net Income to
Net Cash Provided (Used) by Operating
Activities:
   Depreciation, depletion and amortization       245,538        333,386
   Gain on sale of equipment                      (73,703)
   Common stock issued for services                                  200
   Common stock issued for inventory                             150,000
Changes in Operating Assets and Liabilities:
  Decrease (increase) in accounts receivable        7,234        279,846
  Decrease (increase) in inventory                  7,500       (157,029)
  Decrease (increase) in organizational costs                        119
  Decrease (increase) in prepaid expenses         (78,715)        37,939
  Increase (decrease) in accounts payable        (120,803)       101,334
  Increase (decrease) in accrued expenses         (19,134)       (29,061)
                                                ----------      ----------
   Net Cash Provided (Used) by Operating
   Activities                                    (199,352)       647,457
                                                ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                            (135,458)      (292,249)
Purchase of oil and gas properties                (61,007)    (1,002,756)
Sale of equipment                                  99,500
                                                ----------      ----------
   Net Cash Provided (Used) by Investing
   Activities                                     (96,965)    (1,295,005)
                                                ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable                        (133,401)      (184,587)
Sale of common stock                                             167,500
Proceeds from borrowing                           429,048        558,139
                                                ----------      ----------
    Net Cash Provided (Used) by Financing
    Activities                                  $ 295,647      $ 541,052
                                                ----------      ----------
NET INCREASE IN CASH                              $ ($670)     ($106,496)
                                                ----------      ----------
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                76,394        224,500
                                                ----------      ----------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                   $  75,724      $ 118,004
                                                ----------      ----------
CASH PAID FOR

Interest                                        $ (148,015)   $ (122,203)
Income taxes                                             0             0

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services                                     200
Common stock issued for inventory                                150,000

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
              Notes to the Consolidated Financial Statements

(1) Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 2002 Annual Report on Form 1OKSB. The results of operations for the period ended January 31, 2003 are not necessarily indicative of operating results for the full year.

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

      In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of this statement are effective for financial statements issued issued for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

      SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 becomes effective for the Company's fiscal year beginning May 1, 2002. There will be no current impact of adoption on its financial position or results of operations.

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

     In September of 2002, Miller drilled the Medcalf #1 well in Morgan County, Tennessee. Unfortunately, the Medcalf well was a dry hole. However, the Company was able to select a second location using information obtained during the drilling of the first well. Miller applied to the Oil & Gas Board for a permit to drill the Pelc #1 in November of 2002. Subsequently, legal proceedings were filed over the ownership of the oil and gas rights. See Part II Item 1 Legal Proceedings.

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

Results of Operations
---------------------

     The Company had revenues of $340,936 for the third quarter of fiscal 2003, down from the $936,519 in revenues recognized during the third quarter of fiscal 2002.

     Oil and gas revenue for the current quarter was $157,034 up from $97,837 in the third quarter of fiscal 2002. This increase was due primarily to natural gas sales from the Lindsay Land Company lease and higher oil and natural gas prices.

     Service and drilling revenue for the third quarter was $169,952 down from $620,382 for the same quarter last year. This decrease was due to the decreased drilling activity.

     During the current quarter, retail sales were $7,500 compared to $208,347 during the third quarter of fiscal 2002. This decrease was due to the sharp decline in oilfield activities.

     The Company's net loss for the current quarter was $132,176, down from net income of $77,322 for the same quarter of fiscal 2002. This decrease was due to a dramatic decrease in drilling activity and retail sales.

     Cost of oil and gas sales for the third quarter of fiscal 2003 was $ 64,859, down from $345,587 in the same quarter of fiscal 2002, due primarily to the decrease in drilling activity.

     Selling, general and administrative expenses were $99,649, down from $140,428 in the third quarter of fiscal 2002. This decrease was primarily due to decreases in insurance, legal and professional expenses.

     Salaries and wages for the current quarter were $181,177, down from $213,267 in the third quarter of fiscal 2002.

     Depreciation, depletion and amortization for the third quarter of fiscal 2003 was $83,176 down from $116,541 in the third quarter of 2002. This decrease was due to a reduction in drilling activities.

     The Company had revenues of $1,527,838 for the nine months ended January 31, 2003, down from the $2,779,781 in revenues recognized during the same period of fiscal year 2002.

     Oil and gas revenue for the first nine months of fiscal 2003 was $477,416 up from $306,566 in the first nine months of fiscal 2002. This increase was due primarily to natural gas sales from the Lindsay Land Company lease, oil sales from the Koppers lease and higher oil and gas prices.

     Service and drilling revenue for the first nine months of fiscal 2003 was $839,162 down from $2,171,631 for the first nine months of fiscal 2002. This decrease was due to sharp decreases in drilling activity since last year.

     During the first nine months of the current fiscal year, retail sales were $10,200 compared to $265,336 during the same period of fiscal 2002. This decrease is due to a general decline in oilfield activities.

     Sale of equipment during the first nine months of fiscal 2003 was $73,703 because of the sale of excess operating equipment to Myers Completions, Inc.

     Other revenue for the fist nine months of fiscal 2003 was $127,357 up from $30,693 during the same period last year due primarily to the settlement with the Blue Ridge Group, Inc.

     The Company's net loss for the first nine months of fiscal 2003 was $167,269, up from a net loss of $69,277 for the same period of fiscal 2002.

     Cost of oil and gas sales for the first nine months of fiscal 2003 was $299,635, down from $1,353,821 in the same period of fiscal 2002, because of a sharp decline in drilling activity.

     Selling, general and administrative expenses for the first nine months of fiscal 2003 were $401,433, down from $454,151 during the same period of fiscal 2002.

     Salaries and wages for the first nine months of fiscal 2003 were $601,829, up from $587,044 in the same period of fiscal 2002.

     Depreciation, depletion and amortization for the first nine months of fiscal 2003 was $245,538 down from $333,386 in the same period of fiscal 2002. This decrease was due to less production equipment being placed in service.

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

     On or about January 13, 2003, Bob A. Pelc and Bernard J. Pelc filed a "Verified Complaint To Quiet Title And To Enforce Claim Of Abandoned Mineral Interest" against Donald R. Bardill and Miller Petroleum, Inc., in the Chancery Court of Morgan County, Tennessee, asserting that the mineral interest in certain property in Morgan County, Tennessee, owned by Donald R. Bardill and leased to Miller Petroleum, Inc., had been extinguished and that said mineral interest had reverted to the owner of the surface. The complaint asked the Court that it be adjudged and finally determined that the Plaintiffs are the lawful owners and are vested with absolute and unencumbered title in not only fee simple to the Subject Property but also any previous mineral rights or other encumbrances, such as those held by Bardill.

     Donald R. Bardill is defending the above action against his title in his mineral interest. The lease to Miller has been extended to six months past the end of the civil action. It appears likely that Bardill will prevail in the courts and Miller will drill for oil on its lease from Bardill. In any event, this case will not have a material effect on Miller.

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


Date: March 14, 2003                MILLER PETROLEUM, INC.


                                By:/s/Deloy Miller
                                    ------------------------
                                    Deloy Miller
                                    Chief Executive Officer

Date: March 14, 2003            By:/s/Lawrence L. LaRue
                                    ------------------------
                                    Lawrence L. LaRue,
                                    Chief Financial Officer

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


                           By:/s/Lawrence LaRue
                               -----------------------------
                               Lawrence LaRue, Chief Financial
                               Officer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report of Miller Petroleum, Inc. (the "Company") on Form 10-QSB for the period ending January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Deloy Miller, Chief Executive Officer and Lawrence LaRue, Chief Financial Offier of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Deloy Miller
-----------------------
Deloy Miller
Chief Executive Officer
03/14/03


/s/Lawrence LaRue
----------------------
Lawrence LaRue
Chief Financial Offier
03/14/03