Form 10KSB
period 2003-04-30
MILLER PETROLEUM INC
filed 2003-08-13
CIK 785968

U. S. Securities and Exchange Commission
                              Washington, D. C.  20549

                                      FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the fiscal year ended April 30, 2003

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
April 30, 2003 - $1,924,194.

State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

July 11, 2003 - $2,804,986. There are approximately 3,790,522 shares of common voting stock of the Registrant held by non-affiliates. On July 11, 2003 the average bid and asked price was $0.74.


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

          During the past seven years, the Company concentrated on oil and gas development, exploration and production. The Company has oil and/or gas production in six Tennessee counties: Campbell, Fentress, Hancock, Morgan, Overton and Scott.

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

         The Company continues to focus on the development, drilling and production of natural gas in eastern Tennessee. The Company is currently developing both its "Koppers North and South Fields" (27,000 acres) in Campbell County, Tennessee with more than sixty development locations mapped.

          All officers and directors were reappointed for the fiscal year that began May 1, 2003 and continue to serve as of July 25, 2003.


Business
--------

          The Company's operations include the operation of oil and gas wells, acquisition and development of oil and gas leases, rebuilding and sales of oil field equipment and the organization of joint venture drilling programs with industry partners.

          The Company has acquired and operates the following properties:

(1)Koppers Lease or "ARCO/GULF Farmout".

         The largest acreage block owned by the Company is in Campbell
County, Tennessee. This acreage was acquired through a farmout agreement with ARCO/Gulf. The Company owns a 100% working interest of 27,000 acres, more or less. This lease provides for a landowner royalty of 12.5% and an overriding
royalty interest of 7.5% with an 80% working interest.   The lease is split
into two parcels. An 8,000 acre northern parcel borders the Kentucky state line and a 19,000 acre parcel has its southern edge under the city of
Lafollette, Tennessee.   Currently, there are eleven producing oil wells on
the southern tract of this lease. The eleven wells have produced 144,621 barrels of oil from the Big Lime Formation through June 30, 2003. Two additional wells are scheduled to be completed later this year. This lease is being held by production.

         The Company has leased and is currently leasing smaller tracts of 50 to 1,000 acres adjacent to or near the its southern Koppers acreage.

         Miller's current drilling program calls for 4 development Chattanooga Shale gas wells in the Koppers North Field, 5 gas only wells in the Koppers South Field and an exploratory well on a large structure in the East Tennessee portion of the Eastern Overthrust Belt.

(2) Delta Producers, Inc. joint venture.

          The Company continues its joint venture with Delta Producers, Inc. of Greenville, Mississippi ("Delta Producers"). Currently, the parties are jointly producing twelve gas wells in the Jellico, Tennessee area northwest of the Pine Mountain Thrust Fault. Miller Petroleum has a 25% working interest in the above gas wells. The twelve wells are located upon several oil and gas leases consisting of 2,000 acres more or less (collectively the "Delta leases"). All of these leases is subject to a 12.5% landowner's royalty.

          As of April 30, 2003, Miller Petroleum and Delta Producers have drilled four wells , the Lindsay Land Company #9, #10, #11 and #12, on the 4,000 acre Lindsay Land Company lease in Campbell County, Tennessee near Caryville, Tennessee. Three of the wells have been completed and put into production. Miller and Delta purchased and built more than three miles of three-inch and four-inch gathering lines to carry the gas to market. They began selling natural gas from the #9 and #12 wells in March of 2002 and the #10 well began selling gas in January of 2003. As of June 30 of this year, the the Lindsay #9 has sold 46,569 Mcf, the Lindsay #10 has sold 9,202 Mcf and the Lindsay #12 has sold 120,965 Mcf. This production is from the Big Lime Formation. Shut-in pressure for the field is approximately 780 psi. Miller has a 50% working interest in the Lindsey Land Company lease. This lease provides for a landowner's royalty of 12.5%.

         Two additional wells have been drilled on the Lindsay lease since the end of the fiscal year, the Lindsay #13 and #14. The #13 well has a pay zone of approximately 18 feet and the #14 has a pay zone of approximately 23 feet. We have completed the #13 well and expect to complete the #14 well in mid August. It is our intention to begin selling gas from both wells on or before September 1, 2003.



(3) Miscellaneous oil and gas leases and wells.

          The Company has several small leases in Campbell, Fentress, Morgan and Overton Counties, Tennessee totaling approximately 2,500 acres. Each of these leases is subject to a 12.5% to 20% landowner's royalty. There are eight producing oil wells and thirteen producing natural gas wells on these miscellaneous leases.

(4) Tengasco Farmout and nearby area.

         The Company acquired a farmout from Tengasco, Inc. in September of 1999. The farmout locations are adjacent to or in the much-publicized Swan Creek field in Hancock County, Tennessee.

         The Company has drilled three successful Knox Dolomite wells in the Swan Creek field proper. A fourth Knox well drilled on this farmout by Miller has resulted in a new field discovery on a separate structure from Swan Creek.

        In August of 2000, Miller Petroleum, Inc. drilled its first oil well under the Tengasco Farmout. The Dewey Sutton #1 well has sold more than 12 thousand barrels and is currently producing about 200 barrels of oil per month from the Trenton Formation. The R.D. Helton #2, Jeff Johnson #3 had good shows of oil in the Stones River Formation and are scheduled for completion.

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

         Natural gas has multiple markets throughout the eastern United
States through gas transmission lines. Access to these markets is presently provided by four companies in north eastern Tennessee. Cumberland Valley Resources, of Lexington, Kentucky, purchases the Company's natural gas that is produced from the "Delta Leases". Nami Resources Company, of London, Kentucky, purchases our gas from our Jellico field. Local markets are served by Citizens Gas Utility District and Powell-Clinch Utility District with surplus gas being placed in storage facilities or transported to East Tennessee Natural Gas serving Tennessee and Virginia.

Reserve Analysis

          Glover Petroleum Consultants of Crossville, Tennessee performed a reserve analysis on the Company's leases as of April 30, 2003. Based on the data and parameters provided, the wells evaluated should recover approximately 639,483 barrels ("Bbls") of oil and 15,907,331 thousand cubic feet ("Mcf") of natural gas. Of this gross production, the interests appraised will recover 364,587 Bbls of oil and 9,114,831 Mcf of natural gas. Of these amounts, a total of 8,131,301 Mcf of natural gas reserves were proved but undeveloped. The net reserves should yield an undiscounted future net income of $40,596,397 after royalties, operating costs, development costs and severance and ad valorem taxes, but before Federal and State income taxes. The present value of this future net income is $22,892,610 when discounted 10%. The reserves presented in this report were evaluated according to the standards recommended by the Securities and Exchange Commission. The report assumes constant oil and gas pricing and the use of a 10% discount factor to estimate present value of the future net income.

          Reserve analysis are at best speculative, especially when based upon limited production and limited access to production records; no assurance can be given that the reserves attribute to these leases exist or will be economically recoverable. See the Risk Factor entitled "Uncertainty of Reserve Estimates," herein.

          It is the opinion of Glover that the above-described reserve and revenue estimates are in the aggregate reasonable and were prepared in accordance with generally accepted petroleum engineering and evaluation principles. Glover does not own any direct or indirect financial interest in Miller Petroleum, Inc. and its oil and gas properties and interest. Glover's fee is not contingent upon its work or report.

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

          At the local level, the Company has several competitors in the area of its acreage blocks in the State of Tennessee, three of which may be deemed to be significant. These are Consol Energy, Inc., CNR, Champ Oil, John Henry Oil and Tengasco, Inc. Given the Company's relatively large acreage holdings in the area and the estimated proven undeveloped reserves, management believes that the Company could increase substantially the amount of hydrocarbons it sells in the immediate area; however, the Company's operations will be subject to numerous risk factors and no assurance of this can be given. See the caption "Risk Factors" of this Report.

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

Dependence on One or a Few Major Customers

          The Company will be dependent on local purchasers of hydrocarbons in the areas where its properties are located for sales of its products. The eight purchasers in the areas of the Company's operations are Citizens Gas Utility District, Cumberland Valley Resources, Powell-Clinch Utility District, Delta Natural Gas, CNR, NAMI Resources, Tengasco and South Kentucky. The loss of one or more purchasers with whom the Company may contract may have a substantial adverse impact on the Company's sales and on its ability to operate profitably.

         Currently, we are selling natural gas to the following purchasers:

(1) Citizens Gas Utility District is purchasing natural gas from Miller's wells in Scott County, Tennessee. Citizens is paying the Inside FERC Tn Zone 1 (Louisiana) monthly index less transportation costs. Sales to Citizens are less than 1% of our total natural gas sales.

(2) Nami Resouces Company is purchasing our gas from the Jellico Field. The sales price is $4.02 per Mcf. Sales to Nami Resources Company at the present time are approximately 25% of total natural gas sales.

(3) Tengasco, Inc. purchases natural gas from wells in the Swan Creek Field. Tengasco, Inc. is paying the New York Mercantile Exchange first of the month posting plus $0.05 less transportation charges. Sales to Tengasco are about 10 % of total natural gas sales.

(4) Cumberland Valley Resources purchases the gas produced from the joint venture with Delta Producers, Inc near Jellico, Tennessee. The sales price is Appalachian Index minus Columbia transportation and fuel. Cumberland Valley Resources purchases approximately 20% of total natural gas sales.

(5) Powell-Clinch Utility District purchases the gas from the Lindsey Land Company lease which is another joint venture with Delta Producers. The sales price is Inside FERC Tn Zone 1 (Louisiana) monthly index less transportation costs. About 44% of our gas sales are to the Powell-Clinch Utility District.

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

Research and Development

          With the exception of the payment to Glover Petroleum Consultants for its engineering study, the Company has not expended any material amount in research and development activities during the last fiscal year. Research done in conjunction with its exploration activities consists primarily of conducting geological research. This work falls under the job description of the Company's geologist and will not cost anything more than his standard salary.

Cost and Effects of Compliance with Environmental Laws

          See the caption "Effect of Existing or Probable Governmental Regulations on Business" of this Report.

Number of Total Employees and Number of Full-Time Employees

          The Company presently has 15 full-time employees and 1 part-time employee. When it commences its full-scale drilling program as discussed under the heading "Management's Discussion and Analysis or Plan of Operation," the Company plans to have up to 24 full-time employees, including officers, and 1 part-time employee.

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

General Risks Related To Our Business.
--------------------------------------

     It will be harder for us to develop oil and gas reserves if we do not raise additional money.
-----------------------

     We will require additional funding to realize our future goals of conducting the oil and gas exploration operations on properties under lease and acquiring additional oil and gas properties for development. Our additional funding will come from the sale of fractional working interests to investors participating in our oil and gas partnerships and to raise funding through equity or debt financing, which may be very difficult for our highly speculative enterprise. We can not assure you that any additional funding will be available to us, or if it is available, that the terms of the funding will be satisfactory to us. If we fail in these efforts, our business may also fail.

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

     You will not be able to elect our directors or officers.
     --------------------------------------------------------

     Deloy Miller, our President and CEO, currently owns between 50 and 51% of our outstanding common stock. He can effectively elect all of our directors, who in turn elect all of our executive officers, without regard to the votes of other stockholders. If the warrant holders exercise all of the outstanding warrants and retain voting control of the shares underlying these warrants, Mr. Miller would own about 39% of the then-outstanding shares. Although he would not have absolute voting control, he would still be in a position to exert substantial influence on the election of all directors, who in turn elect all of the officers. You will have little or no ability to influence the direction of Miller Petroleum.

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

     If we lose the services of Deloy Miller or Lawrence L. LaRue, our operations may suffer.
----------------------

     We are substantially dependent upon the continued services of Deloy Miller, our President, CEO and a director, and Lawrence L. LaRue, our CFO and a director. Messrs. Miller and LaRue have been with us since our inception. The relationships that these persons have formed in our industry and in the local area where our principal operations are conducted are invaluable, and could be lost to us without their services. Messrs. Miller and LaRue are in good health; however, their retirement, disability or death would seriously hurt our business operations. If their services become unavailable, we will have to retain other qualified personnel. We may not be able to recruit and hire other qualified people on acceptable terms. We do not have employment contracts with Mr. Miller or Mr. LaRue.

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

          Miller and Nami have made a tentative agreement to settle this action. Miller has agreed to accept a payment of $15,500 for its gas and to resume selling natural gas to Nami. Miller has executed the agreement and expects it to be finalized this month.

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


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

          On July 28, 2003, a majority of the Company's security holders voted to retain the present directors for another year and to retain the present auditor, Charles M. Stivers CPA of Manchester, Kentucky.

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

          The Company's common stock is quoted on the OTC Bulletin Board. The high and low bid prices for these shares of common stock of the Company during the past three years are as follows:

                                                       Bid

Quarter ending:                         High                       Low

July 31, 2000                           $1.01                     $0.625

October 31, 2000                        $1.6875                   $0.625

January 31, 2001                        $1.8125                   $0.8125

April 30, 2001                          $2.25                     $1.375

July 31, 2001                           $1.75                     $0.90

October 31, 2001                        $1.05                     $0.65

January 31, 2002                        $1.01                     $0.75

April 30, 2002                          $0.75                     $0.38

July 31, 2002                           $0.35                $0.35

October 31, 2002                        $0.35                $0.35

January 31, 2003                        $0.24                $0.24

April 30, 2003                          $0.35                $0.35



          These bid prices were obtained from the National Quotation Bureau, Inc. ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders
-------

          The number of record holders of the Company's common stock as of June 30, 2003, was 291; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

     (4) Granted as bonuses to: Mr. LaRue, the CFO and a director; Ms Cotton, the Secretary/Treasurer and Mr. Bible, a Vice President. Each of these warrants is exercisable at a price of $1.00 per share. Mr. LaRue's and Ms. Cotton's warrants expire on December 15,2003, and Mr. Bible's warrants expire January 9, 2004. During the third year of the warrants, Miller Petroleum may call them at a price of $0.001 per warrant at any time that its common stock has traded at $2.00 for 30 consecutive days, with volume of not less than 5,000 shares per day.

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

Options.
---------




Roy Greenwood              50,000         01/29/97                     (1)

Lawrence LaRue            100,000         01/29/97                     (1)

Deloy Miller              100,000         01/29/97                     (1)

Teresa Cotton              20,000         01/29/97                     (1)

Herbert J. White          100,000         01/29/97                     (1)

Gary Bible                 40,000         09/15/97                     (2)

Lawrence LaRue             20,177         07/30/97                     (3)

Roger Butler               30,000         09/24/01                     (4)

Gary Bible                 40,000         09/24/01                     (4)

Teresa Cotton              10,000         09/24/01                     (4)

Lawrence LaRue            100,000         09/24/01                     (4)

Ernest F. Payne            75,000         09/24/01                     (4)

David Wright               25,000         01/21/02                     (5)

Teresa Cotton              15,000         03/20/02                     (6)

Ernest F. Payne            50,000         03/20/02                     (6)

Lawrence LaRue             50,000         03/20/02                     (6)


     (1) These options were granted pursuant to an Incentive Stock Option Plan for employees and directors with an effective date of January 29, 1997. These options are exercisable at a price of $0.575 per share, and expire on January 29, 2005.

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

     (4) These options were granted to five employees pursuant to an Employee Stock Option dated September 24, 2001. These options are exercisable at a price of $0.805 per share, and expire on September 24, 2009.

     (5) These options were granted to David Wright pursuant to an Employee Stock Option dated 01/21/02. These Options are exercisable at a price of $0.8625, and expire on January 21, 2010.

     (6) These options were granted to three employees pursuant to an Employee Stock Option dated March 20, 2002. These options are exercisable at a price of $0.46, and expire on March 20, 2010.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

     Miller Petroleum has more than 50,000 acres under lease in Tennessee. About 95% of these leases are held by production. Most of its current oil and gas production is from the Big Lime Formation. However, there are more than 100 development drilling locations that target the Chattanooga Shale as well as the Big Lime Formation.

     Currently, Miller is offering ten well drilling programs to "accredited investors' or "sophisticated investors" to spread the risk and facilitate investor returns. The Company will sell up to a 75% working interest to investors while retaining a 25% working interest. Each program will be made up of four Chattanooga Shale wells on its Koppers North acreage, five wells on its Koppers South gas cap and one exploratory well on certain structures in the Eastern Overthrust belt.

     In June of 2001, the Company made a conventional Big Lime gas discovery, on the Lindsay Land Company lease jointly owned by Delta Producers, Inc. and Miller. Currently there are three producing wells on the property with two additional wells that will begin selling gas September 1, 2003. There are at a minimum ten additional drill sites on this 4,000 acres lease which is situated near Caryville, Tennessee.

     Miller is continuing its leasing efforts in the East Tennessee portion of the Eastern Overthrust Belt. Acreage is being leased on selected large structures. Two test wells are being planned on one of these large structures to test the Trenton, Stones River, and upper Knox formations. Knox wells in the Overthrust have reserves in excess of two Bcf gas per well.



Results of Operations
---------------------

     In fiscal 2003, Miller Petroleum decreased its capitalized costs of oil and gas properties from $2,152,460 to $2,116,026. Its development costs for oil and gas properties decreased from $1,161,442 to $61,007.

     Proved reserves of oil decreased from 593,231 barrels to 364,587 and proved reserves of natural gas decreased from 9,391,325 Mcf to 9,114,831 Mcf. Proved developed producing reserves of oil decreased to 75,756 barrels from 85,987 barrels and proved developed producing reserves of natural gas increased to 918,930 Mcf from 967,403 Mcf.

     During fiscal 2003, future cash flows discounted 10% after income taxes from proved reserves decreased from $22,917,379 to $22,892,610. Management believes that this decrease was insignificant.

     Our oil and gas revenue was $741,212 for fiscal 2003, up from $457,430 for fiscal 2002. Volatile changes in the price of natural gas brought about this increase.

     During fiscal 2003, service and drilling revenue was $1,099,079, down from $2,422,709 due to a significant decline in our drilling activity.

     Retail sales decreased from $270,141 in fiscal 2002, to $10,200 in fiscal 2003 primarily due to the decline in drilling activities in this section of the oilfield.

     In fiscal 2003, the Company sold its excess service equipment to a former employee for a gain of $73,703 up from zero in fiscal 2002.

     Gross revenue for fiscal 2003 was $1,924,194, compared to $3,150,280 in fiscal 2002. Again, the decline in the Company's service and drilling activity was the reason.

     Costs for oil and gas sales declined in fiscal 2003 from $1,488,936 to $415,435 due to a significant decline Miller's service and drilling activity.

     Selling, general and administrative expenses were $529,775, down from $873,974 in fiscal 2002. Again, the decline in the Company's service and drilling activity was the reason.


     Salaries and wages decreased from $784,448 to $784,281 for fiscal 2002
essentially the same.                    .

     Depreciation, depletion and amortization increased from $273,653 to $360,709. Depletion of oil and gas properties was the major component of this increase.

     Loss from operations for fiscal 2003 was $166,003, down from income of $270,731 in fiscal 2002 because of the above stated reasons.

     Interest expense increased from $167,359 in fiscal 2002 to $194,528 in the current year. The primary reason for the increase was additional borrowing during the current year.

     Miller's Net loss was $424,429, down from a net loss of $507,757 in fiscal 2002. Again, the decline in the Company's service and drilling activity was the reason.

     During fiscal 2002, Miller Petroleum produced 79,983 million British Thermal Units of natural gas, with an average price of $2.55 per million BTU's. Production increased to 98,149 million BTU's in fiscal 2003, and the average price per million BTU's was $3.81. The following tables reflect our production figures for the fiscal years ended
April 30, 2001, 2002 and 2003:


                                   AVERAGE         NET        AVERAGE
     FISCAL YEAR  NET MBTU/GAS    SALES PRICE   BARRELS/OIL    PRICE OIL
     -----------  -----------     -----------   -----------    ----------

     2001          71,201         $3.79/MMBTU     12,342        $25.96
     2002          79,983         $2.55/MMBTU     11,667        $20.08
     2003          98,149         $3.81/MMBTU     10,414        $24.85

     Average production cost per barrel of oil for 2001 was $4.60, $4.80 for 2002, and $4.85 for 2003. The average production cost per MCF was $0.65 for 2001, $0.67 for 2002 and $0.65 for 2003

                                   2000      2001      2002
                                   ----      ----      ----

Net Productive Wells              34.10     39.40     22.60

Developed Acreage                 1,876     1,989     1,480

Undeveloped Acreage              44,124    46,524    49,601

Net Productive Exploratory Wells      0         0         0

Net Dry Exploratory Wells           0.4375   0.48        .24
Net Productive Developmental Wells  4.4375   5.28625    1.408

Net Dry Developmental Wells           0       0         0



Liquidity.
----------

     During the fiscal years ended April 30, 2002, and 2003, our principal sources of liquidity were revenue from the production of oil and gas and the sale of approximately 50% of the working interests in the wells we drill. Private placements of our common stock have been our principal external sources of liquidity.

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

     Cash and cash equivalents at April 30, 2003, was $77,364 up from $76,394 in fiscal 2002.

     We believe that our current cash flow will be sufficient to support our cash requirements for development and production over the next 12 months.

Item 7.  Financial Statements.
------------------------------

                         MILLER PETROLEUM, INC.

                   CONSOLIDATED FINANCIAL STATEMENTS

                        April 30, 2003 and 2002

                            CONTENTS


Report of Independent Certified Public Accountants         F-2

Consolidated Balance Sheet                                 F-3

Consolidated Statements of Operations                      F-5

Consolidated Statements of Stockholders' Equity            F-6

Consolidated Statements of Cash Flows                      F-7

Notes to the Consolidated Financial Statements          F-9-23

                  INDEPENDENT AUDITORS' REPORT

Board of Directors
Miller Petroleum, Inc.
Huntsville, Tennessee

We have audited the accompanying consolidated balance sheets of Miller Petroleum, Inc. and Subsidiaries as of April 30, 2003 and 2002 the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miller Petroleum, Inc. and Subsidiaries as of April 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Charles M. Stivers
Certified Public Accountant

Manchester, Kentucky
August 12, 2003

                     MILLER PETROLEUM, INC.
                   Consolidated Balance Sheet


                             ASSETS

                            April 30                   April 30
                              2003                       2002
CURRENT ASSETS

Cash                        $     77,364            $     76,394
Investments                       12,812                  78,328
Accounts receivable              318,443                 311,253
Inventory (Note 1)               534,260                 567,287
Prepaid expenses                  29,410                  30,312
                            ------------            ------------
   Total Current Assets          972,289               1,063,574
                            ------------            ------------
FIXED ASSETS (Note 1)

Machinery and equipment        1,416,709               1,361,117
Vehicles                         408,801                 453,138
Buildings                        313,335                 313,335
Office equipment                  74,379                  80,560
Less:
accumulated depreciation        (954,163)               (840,768)
                           -------------           -------------
   Total Fixed Assets          1,259,061               1,367,382
                           -------------           -------------
OIL AND GAS PROPERTIES
(Notes 2 and 7)                2,116,026               2,152,460
(On the basis of successful
effort's accounting)       -------------           -------------
PIPELINE FACILITIES (Note 2)     235,104                 280,390
                           -------------           -------------
OTHER ASSETS

Land                             511,500                 511,500
Investments                          500                     500
Organization Costs                     0                       0
                           -------------           -------------
   Total Other Assets            512,000                 512,000
                           -------------           -------------
TOTAL ASSETS               $   5,094,480           $   5,375,806
                           =============           =============

The accompanying notes are an integral part of these consolidated financial statements.

                     MILLER PETROLEUM, INC.
                  Consolidated Balance Sheet
             LIABILITIES AND STOCKHOLDERS' EQUITY

                            April 30                   April 30
                              2003                       2002
CURRENT LIABILITIES

Accounts payable - trade       $   464,515          $    386,631
Accrued expenses                    84,191                76,853
Notes payable -
current portion (Note 4)           511,824               501,633
                               -----------          ------------
     Total Current Liabilities   1,060,530               965,117
                               -----------          ------------
LONG-TERM LIABILITIES

Notes payable -
related (Notes 4 and 5)             24,317                 1,326
Notes payable (Note 4)           1,737,478             1,712,779
                               -----------          ------------
Total Long-Term Liabilities      1,761,795             1,714,105
                               -----------          ------------
   Total Liabilities             2,822,325             2,679,222
                               -----------          ------------
STOCKHOLDER'S EQUITY

Common Stock: 500,000,000
shares authorized at
$0.0001 par value,
8,578,856 and 8,578,856
shares issued and outstanding          858                   858
Additional paid-in capital       3,884,144             3,884,144
Retained earnings               (1,612,847)           (1,188,418)
                               -----------           -----------
Total Stockholder's Equity       2,272,155             2,696,584
                               -----------           -----------
   TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY        $ 5,094,480           $ 5,375,806
                               ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         MILLER PETROLEUM, INC.
                  Consolidated Statements of Operations


                                     For the Years Ended
                                           April 30,
                               2003                    2002
REVENUES

Oil and gas revenue        $   741,212              $   457,430
Service and
  drilling revenue           1,099,079                2,422,709
Retail sales                    10,200                  270,141
Sale of Equipment               73,703                        0
                           -----------              -----------
     Total Revenue           1,924,194                3,150,280
                           -----------              -----------
COSTS AND EXPENSES

Cost of oil and gas sales      415,435                1,488,936
Selling, general
  and administrative           529,775                  873,974
Salaries and wages             784,281                  784,448
Depreciation, depletion
and amortization               360,706                  273,653
                           -----------              -----------
  Total Costs and Expenses   2,090,197                3,421,011
                           -----------              -----------
INCOME (LOSS)
FROM OPERATIONS               (166,003)                (270,731)
                           -----------              -----------
OTHER INCOME (EXPENSE)

Interest income                  1,618                   2,005
Interest expense              (194,528)               (167,359)
Unrealized stock loss          (65,516)                (71,672)
                          ------------             -----------
  Total Other Income
  (Expense)                   (258,426)               (237,026)
                          ------------             -----------
INCOME TAXES (Note 1)                -                       -
                          ------------             -----------
NET INCOME (Loss)         $   (424,429)            $  (507,757)
                          ============             ===========
NET INCOME (Loss) PER
SHARE                     $      (0.05)            $     (0.06)
                          ============             ===========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING           8,578,856               8,448,856
                          ============             ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       MILLER PETROLEUM, INC.
           Consolidated Statement of Stockholders' Equity

                                              Additional
                          Common  Shares       Paid-in    Retained
                        Shares      Amount     Capital    Earnings    Total
Balance,
April 30,2001           8,218,656 $   822   $3,566,480  $(680,661) $2,886,641

Common Stock
issued for cash at
$1.00 per share           110,000      11      109,989          -     110,000

Stock options
exercised at
$.575 per share           100,000      10       57,490          -      57,500

Common stock
issued for equipment
at $1.00 per share        150,000      15      149,985          -     150,000

Common stock
issued for services
at $1.00 per share            200       -          200          -         200

Net loss for
the year ended
April 30, 2002                  -       -            -   (507,757)   (507,757)
                        ---------   -----   ----------  ---------  ----------
Balance,
April 30,2002           8,578,856     858    3,884,144 (1,188,418)  2,696,584
                        ---------   -----   ----------  ---------  ----------
Net loss for the year
ended April 30, 2003            -       -            -   (424,429)   (424,429)
                        ---------   -----   ----------  ---------- ----------
Balance, April 30, 2003 8,578,856   $ 858   $3,884,144 $(1,612,847)$2,272,155
                        =========   =====   ==========  ========== ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       MILLER PETROLEUM, INC.
                Consolidated Statements of Cash Flows

                                      For the Years Ended
                                          April 30,
                                       2003       2002
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net income (Loss)                     $(424,429) $(507,757)
Adjustments to Reconcile
Net Income to Net Cash
Provided (Used) by
Operating Activities:
   Depreciation, depletion
   and amortization                     360,706    273,653
   Common stock and warrants
    Issued for services                       0        200
   Common stock issued for inventory          0    150,000
Changes in Operating Assets
and Liabilities:
   Decrease (increase)
   in accounts receivable                (7,190)   832,047
   Decrease (increase) in investments    65,516    (78,328)
   Decrease (increase) in inventory      33,027   (128,174)
   Decrease (increase) in
    organization costs                        0        119
   Decrease (increase) in
    Prepaid expenses                        902     43,699
   Increase (decrease) in
    accounts payable                     77,884    252,356
   Increase (decrease) in
    accrued expenses                      7,338    (15,057)
                                      ---------  ---------
Net Cash Provided (Used)
by Operating Activities                 113,754    822,758
                                      ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Equipment                  (209,160)  (317,943)
Purchase of oil and gas properties      (61,007)(1,161,442)
Sale of Equipment                        99,500          0
                                      ---------  ---------
     Net Cash Provided (Used)
     by Investing Activities           (170,667)(1,479,385)
                                      ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on Notes Payables             (371,165)  (264,325)

Sale of common stock                          0    167,500
Proceeds from borrowings                429,048    605,296
                                      ---------  ---------
     Net Cash Provided (Used) by
      Financing Activities            $  57,883  $ 508,471
                                      ---------  ---------

The accompanying notes are an integral part of these consolidated financial statements

                       MILLER PETROLEUM, INC.
                Consolidated Statements of Cash Flows


                                       For the Years Ended
                                            April 30,
                                       2003            2002
NET INCREASE (DECREASE) IN CASH        $      970  $(148,156)

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                          76,394    224,550
                                       ----------  ---------
CASH AND CASH EQUIVALENTS,
END OF YEAR                            $   77,364  $  76,394
                                       ==========  =========
CASH PAID FOR:

Interest                               $ (194,528) $(167,359)
Income Taxes                           $        -  $       -

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services       $        0  $     200
Common stock issued for inventory      $        0  $ 150,000


The accompanying notes are an integral part of these consolidated financial statements.

                       MILLER PETROLEUM, INC.
           Notes to the Consolidated Financial Statements
                       April 30, 2003 and 2002

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

The acquisition was accounted for as a recapitalization of Miller because the shareholders of Miller controlled the Company after the acquisition. Therefore, Miller is treated as the acquiring entity. There were no adjustments to the carrying value of the assets or liabilities of Miller in the exchange. The Company is the acquiring entity for legal purposes and Miller is the surviving entity for accounting purposes. On May 6, 1996, the shareholders of the Company authorized a reverse stock split of 1 for 200. All references to shares of common stock have been retroactively restated.

                      MILLER PETROLEUM, INC.
          Notes to the Consolidated Financial Statements
                     April 30, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

b.  Accounting Method

The Company's financial statements are prepared using the accrual method of an accounting. The successful efforts method of accounting is used for oil and gas property acquisitions, exploration and production activities as defined by the Securities and Exchange Commission, whereby all costs incurred in connection with the properties, productive, are capitalized. Capitalized costs related to proved properties and estimated future costs to be incurred in the development of proved reserves is amortized using the unit-of-production method. Capitalized costs are annually subjected to a test of recoverability by comparison to the present value of future net revenues from proved reserves. Any capitalized costs in excess of the present value of future net revenues from proved reserves, adjusted for the cost of certain unproved properties, are expensed in the year in which such an excess occurs. The Company has elected an April 30 year end.

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

                      MILLER PETROLEUM, INC.
          Notes to the Consolidated Financial Statements
                     April 30, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

g.  Fixed Assets

Fixed assets are stated at cost. Depreciation and amortization are computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

The estimated useful lives are as follows:


                                                 Lives
                    Class                       (Years)
               -----------------------         --------
               Building                            40
               Machinery and equipment           5-10
               Vehicles                           5-7
               Office equipment                     5

Depreciation expense for the years ended April 30, 2003 and 2002 was $263,266 and $213,865 respectively.

h.  Revenue Recognition

Revenues are recognized when the gas products are delivered to customers. In the movement of natural gas, it is common for differences to arise between volumes of gas contracted or nominated, and volume of gas actually received
or delivered.    These solutions are the result of certain attributes of the natural gas commodity and the industry itself. Consequently, the credit given to the Company by a pipeline for volumes received from producers may be different from volumes actually delivered by a pipeline. When all necessary information, such as the final pipeline statement for receipts and deliveries are available, these differences are resolved by the Company.

The Company records imbalances based on amounts received and classifies the imbalances as adjustments to the trade accounts receivable or trade accounts payable, as appropriate.

i. Investment securities

Investment securities available for sale are reported at fair value, with unrealized gains and losses, when material, are reported as a gain or loss on the statement of operations for the year.

                      MILLER PETROLEUM, INC.
          Notes to the Consolidated Financial Statements
                     April 30, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

j.  Inventory

Inventory consists of crude oil and used equipment. Used equipment is purchased by the Company for resale. When used equipment purchases are made by the Company the cost is applied only to the marketable portion of the
equipment.   Inventory for the years ended April 30, 2003 and 2002 was
$534,260 and $567,287 respectively.

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

l.  Reclassification

Certain April 30, 2002 balances have been reclassified to conform with the April 30, financial statement presentations.

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

                      MILLER PETROLEUM, INC.
          Notes to the Consolidated Financial Statements
                     April 30, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

       SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 becomes effective for the Company's fiscal year beginning January 1, 2003. There will be no current impact of adoption on its financial position or results of operations.

       The FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on April 30, 2002. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. This statement rescinds SFAS No. 4, Reporting Gains and Losses From Extinguishment of Debt, and requires that all gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the citeria in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Any gain or loss on extinguishment of debt that was classified, as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. There is no current impact of adoption on the Company's financial position or result of operations.

       The FASB issued Statement No. 146. Accounting for Costs Associated with Exit or Disposal Activities, in June 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). SFAS No. 146 applies to costs incurred in an "exit activity", which includes, but is not limited to, a restructuring, or a "disposal activity" covered by SFAS No. 144. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previously, under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Statement No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect that adoption of this standard will have a material effect on the Company's financial position or results of operations.

       In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.

                      MILLER PETROLEUM, INC.
          Notes to the Consolidated Financial Statements
                            April 30, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The Company has not guaranteed the debts of others, therefore, this interpretation is not expected to have a material effect on the financial statements.

       In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Management has adopted certain of the disclosure modifications are required for fiscal years ending after December 15, 2002.

       In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. Interpretation No. 46 requires a company to consolidate a variable interest entity if the company has a variable interest (or combination of variable interests) that will absorb a majority of the entity's expected losses if they occur, or both. A direct or indirect ability to make decisions that significantly affect the results of the activities of a variable interest entity is a strong indication that a company has one or both of the characteristics that would require consolidation of the variable interest entity. Interpretation no. 46 also requires additional disclosures regarding variable interest entites. The new interpretation is effective immediately for variable interest entities created after January 31, 2003, and is effective in the first interim or annual period beginning after June 15, 2003, for variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. Management does not expect that adoption of the interpretation will have a material effect on the Company's financial position or results of operations.

       n.  Major Customers

       Miller Petroleum Inc. depends upon local purchasers of hydrocarbon in the areas where their properties are located. They have three major customers. The loss of one or more purchasers may substantially reduce their sales and ability to operate profitably. These major customers are:

       Daughtery Petroleum Inc. accounted for $371,500 of Miller's total revenue which was 19.3067% of Miller's total revenue.

       Tengasco, Inc. - Tengasco accounted for $324,000 of Miller's total revenue which was 16.8382% of Miller's total revenue.

       South Kentucky Purchasing Co. - South Kentucky accounted for $267,710 of Miller's total revenue which was 13.9128% of Miller's total revenue. South Kentucky purchases all of Miller's crude oil.

       o.  Income taxes

       No provision for taxes has been made, due to a current operating loss and carryforwards.

                      MILLER PETROLEUM, INC.
          Notes to the Consolidated Financial Statements
                     April 30, 2003 and 2002

NOTE 2 - OIL AND GAS PROPERTIES - PIPELINE FACILITIES

       The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs carrying and retaining unproved properties are expensed. The Company amortizes the oil and gas properties using the unit-of-production method based on total proved reserves. The Company capitalized $61,007 of oil and gas properties for the year ended April 30, 2003 and recorded $97,440 and $59,788 of amortization expense for the years ended April 30, 2003 and 2002, respectively.



NOTE 3 - COMMON STOCK REPURCHASES

       Common stock repurchases were made pursuant to an Agreement that the Company would buy the shares back if the average market price for Miller Petroleum, Inc.=s common shares did not average $2.00 or more for the month of December, 1999. The average market price was less than $2.00 for the stated period.

NOTE 4 - LONG-TERM DEBT

The Company had the following debt obligations at April 30, 2003:

                                                                April 30,
                                                                  2003
       Note payable to Home Federal Bank secured by equipment
       bearing interest at 9.75% due in monthly payments with
       final payment due in August 2005.                          29,792

       Note payable to Individual unsecured at 7.00% with
       payments due yearly with the principle due
       in May of 2004.                                            39,318

       Note payable to First National Bank of Oneida secured by
       stock and equipment bearing interests at 7.00% due on
       January 11, 2004.                                         184,931

       Note payable to First National Bank of Oneida secured by
       equipment bearing interest at 7.25% due on August 29,
       2003.                                                     193,406

       Note payable to Citicapital Financial secured by
       equipment bearing interest at 5.59% due in monthly
       payments of $2,323 with final payment due in September
       2005.                                                      70,104

       Note payable to Individual bearing interest at 9.00% and
       requiring interest payments quarterly with principle due
       in December 2004.                                       1,110,000

       Note payable to Individual bearing interest at 8.00% with
       principle due in December 2005.                           230,000

       Balance Forward                                        $1,857,551
                                                              ----------

                      MILLER PETROLEUM, INC.
          Notes to the Consolidated Financial Statements
                     April 30, 2003 and 2002

NOTE 4 - LONG-TERM DEBT

The Company had the following debt obligations at April 30, 2003 (Continued):

                                                               April 30,
                                                                 2003
Balance Forward                                               $1,857,551

Note payable to Individual secured by twelve oil and gas wells bearing interest at 9.00%  and requiring interest payments
 quarterly with principle due in December 2004.                  250,000


Note payable to General Motors Acceptance Corporation secured by a pickup bearing 0.00% interest due in monthly payments of
 $721 with final payment due in October 2004.                     13,693

Note payable to General Motors Acceptance Corporation secured by a Suburban bearing 0.00% interest due in monthly payments of
 $894 with final payment due in October 2004.                     16,097

Line of credit payable to First National Bank of the Cumberlands secured by equipment and accounts receivable bearing interest at
 9.55% due on demand on October 12, 2003.                         26,319

Note payable to Community Trust Bank secured by real property bearing interest at 8.50% requiring monthly principle and interest
 payments of $1,389 with the final payment due in April 2007.    109,959


                 Total notes payable                           2,273,619
                 Less current maturities                         511,824
                                                              ----------
                 Notes payable - long-term                    $1,761,795
                                                              ==========
Maturities of long-term debt are as follows:

     Year Ending April 30,                         Amount

     2004                                        $  511,824
     2005                                         1,641,926
     2006                                            45,879
     2007                                            20,261
     2008 and thereafter                             53,729
                                                 ----------
     Total                                       $2,273,619
                                                 ==========

                      MILLER PETROLEUM, INC.
          Notes to the Consolidated Financial Statements
                     April 30, 2003 and 2002


NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has a note payable to Sharon Miller (Deloy Millers wife a majority stockholder) for $39,318 at April 30, 2003. The note is payable with a principle payment of $39,318 due in May 2004.

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

On August 10, 2000, the company issued 12,500 warrants to Raymond R. Cohn, a stockholder. The warrants are exercisable for 12,500 shares of common stock at $1.00 per share.

The warrants are callable during the third year at prices of $0.001 per warrant, traded at $2.00 for 30 consecutive days at no less than 5,000 shares per day the warrants expired on July 17, 2003.

On August 3, 2000 the company issued 1,000,000 warrants to Daniel Page for services as a consultant. The warrants are exercisable for a period of two years, commencing August 3, 2000. The first 250,000 warrants are exercisable at a price of $1.00 per share; the next 250,000 warrants are exercisable at $1.50 per share; and the two remaining 250,000 shares are exercisable for $2.00 and $2.50 per share, respectively. These warrants were issued for services valued at $43,750. They will be reflected on the financial statements as an amortization expense over a two year period. The warrants expired on August 3, 2003.

On December 8, 2000, the company issued 100,000 warrants to Basic Investors, Inc. for services as a business consultant. The warrants are exercisable for a period of three years, commencing December 8, 2000, at a price of $2.00 per share and may be called if Miller Petroleum=s common stock trades at 150% of the exercisable price for five consecutive days. These warrants were issued for services valued at $3,500. They will be reflected on the financial statements as an amortization expense over a three year period.

                              MILLER PETROLEUM, INC.
                    Notes to the Consolidated Financial Statements
                            April 30, 2003 and 2002

NOTE 6 - WARRANTS

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

NOTE 7 - S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

    (1)          Capitalized Costs Relating to
               Oil and Gas Producing Activities
                                                      April 30,
                                                2003             2002

Proved oil and gas properties
 and related lease equipment
     Developed                              $ 2,825,277       $ 2,792,308
     Non-developed                               31,053            31,053
                                            -----------       -----------
                                              2,856,330         2,823,361
Accumulated depreciation and depletion         (740,304)         (670,901)
                                            -----------       -----------
Net Capitalized Costs                       $ 2,116,026       $ 2,152,460
                                            ===========       ===========

                         MILLER PETROLEUM, INC.
             Notes to the Consolidated Financial Statements
                        April 30, 2003 and 2002

NOTE 7 - S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)


      (2)         Costs Incurred in Oil and Gas Property
              Acquisition, Exploration, and Development Activities

                                                           April 30,
                                                     2003           2002


Acquisition of Properties Proved and Unproved   $        0       $        0
Exploration Costs                                        -                -
Development Costs                                   61,007        1,161,442
                                                ----------       ----------
Total                                           $   61,007       $1,161,442
                                                ==========       ==========


             (3)     Results of Operations for
                      Producing Activities
                                                           April 30,
                                                    2003            2002

Production revenues                             $1,840,291      $2,880,139


Production costs                                   819,507       1,922,354
Depreciation and depletion                          97,440          59,788
                                                 ---------      ----------
Results of operations for producing activities
(excluding corporate overhead and interest costs)$ 923,344      $  897,997
                                                 =========      ==========

                      MILLER PETROLEUM, INC.
              Notes to the Consolidated Financial Statements
                           April 30, 2003 and 2002

NOTE 7 - S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

(4)  Reserve Quantity Information

The following schedule estimates of proved oil and natural gas reserves attributable to the Company. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved - developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in barrels of oil (Bbls) and thousands of cubic feet of natural gas (Mcf). Geological and engineering estimate of proved oil and natural gas reserves at one point in time are highly interpretive, inherently imprecise and subject to ongoing revisions that may be substantial in an amount. Although every reasonable effort is made to ensure that the reserve estimates reported represent the most accurate assessments possible, these estimates are by their nature generally less precise that other estimates presented in connection with financial statement disclosures.


                                          Oil (bbls)      Gas (Mcf)

Proved reserves

   Balance, April 30, 2001                  379,337      11,765,303
      Discoveries and extensions            194,000         625,000
      Revisions of previous estimates        31,561      (2,918,995)
      Productions                           (11,667)        (79,983)
                                         ----------     -----------

   Balance, April 30, 2002                  593,231       9,391,325
      Discoveries and extensions              2,196          16,792
      Revisions of previous estimates      (220,426)       (195,137)
      Production                            (10,414)        (98,149)
                                         ----------     -----------

   Balance, April 30, 2003                  364,587       9,114,831

Proved developed producing
      reserves at April 30, 2003             75,756         918,930
                                         ----------     -----------
Proved developed producing
      reserves at April 30, 2002             85,987         967,403
                                         ==========     ===========

                         MILLER PETROLEUM, INC.
            Notes to the Consolidated Financial Statements
                        April 30, 2003 and 2002

NOTE 7- S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

In addition to the proved developed producing oil and gas reserves reported in the geological and engineering reports, the Company holds ownership interests in various proved - undeveloped properties. The reserve and engineering reports performed for the Company were by Glover Petroleum Consultants of Crossville, Tennessee and Coburn Petroleum Engineering of Tulsa, Oklahoma for the year ended April 30, 2003 and April 30, 2002, respectively. Although wells have been drilled and completed in each of these four properties, certain production and pipeline facilities must be installed before actual gas production will be able to commence. The most recent development plan for these properties indicates that facilities installation and commencement of production will be in the summer of 2003. However, such timing as well as the actual financing arrangements that will be secured by the Company are uncertain at this time. Therefore, these proven undeveloped reserves are not being included in the presentation of the oil and gas reserves at April 30, 2003, nor are such reserves being considered in calculating depreciation, depletion and amortization expense for the year based on the April 30, 2003 balance of the proven developed producing reserves set forth above.

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved developed reserves for the years ended April 30, 2003 and 2002. Estimated future cash flows were based on independent reserves evaluation from Glover Petroleum Consultants and Coburn Petroleum Engineering for the year ended April 30, 2003 and April 30, 2002, respectively. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at April 30, 2003 and 2002, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgement on the potential value of the Company's recoverable reserves or in estimating future results to operations.

                          MILLER PETROLEUM, INC.
            Notes to the Consolidated Financial Statements
                         April 30, 2003 and 2002

NOTE 7- S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

Estimated future net cash flows represent and estimate of future net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves.
The average prices used at April 30, 2003 and 2002 were $21.00 and $23.25 per barrel of oil and $5.24 and $3.29 per mcf gas, respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

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

                         MILLER PETROLEUM, INC.
            Notes to the Consolidated Financial Statements
                        April 30, 2003 and 2002

NOTE 7- S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

Standardized measures of discounted future net cash flows:

                                                        April 30,
                                                 2003              2002
            Future cash flows                $ 47,595,637    $ 43,379,397
            Future production costs and taxes  (2,259,240)     (2,125,369)
            Future development costs           (4,740,000)     (3,010,000)
            Future income tax expense         (12,584,883)    (11,855,649)
                                             ------------    ------------
            Future cash flows before
            income taxes                       28,011,514      26,388,379
            Discount at 10% for timing of
            cash flows                        (14,846,102)    (10,575,388)
                                             ------------    ------------
            Discounted future net cash flows
            from proved reserves             $ 13,165,412    $ 15,812,991
                                             ============    ============


Of the Company's total proved reserves as of April 30, 2003 and 2002, approximately 12% and 10%, respectively, were classified as proved developed producing, 4% and 4%, respectively, were classified as proved developed non-producing and 84% and 86%, respectively, were classified as proved undeveloped. All of the Company's reserves are located in the continental United States.

The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves for April 30, 2003 and 2002.
                                                         April 30,
                                                 2003            2002

         Balance, beginning of year          $15,812,991     $28,493,674

         Sales, Net of production costs
         and taxes                                (4,650)         (5,800)

         Discoveries and extensions                1,860           1,740

         Changes in prices and production
         costs                                 4,216,240     (25,871,124)
         Revisions of quantity estimates      (4,460,402)      5,004,372
         Development costs incurred               61,007       1,648,500
         Net changes in income taxes            (729,234)      8,192,629
         Changes in future development
         costs                                (1,730,000)     (1,648,500)
         Changes in production rates and other    (2,400)         (2,500)
                                              ----------      ----------
         Balances, end of year               $13,165,412     $15,812,991
                                              ==========      ==========

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

Business Experience
-------------------

          Deloy Miller Mr. Miller is 56 years of age. Mr. Miller, Chairman and CEO, is a seasoned gas and oil professional with more than 30 years of experience in the drilling and production business in the Appalachian basin. During his years as a drilling contractor, he acquired extensive geological knowledge of Tennessee and Kentucky and received training in the reading of well logs. A native Tennessean, Miller is credited with being the leader in converting the Appalachian Basin from cable tool drilling to air drilling, using the Ingersoll-Rand T3 Drillmaster rigs. The introduction of air drilling sparked the 1969 drilling boom and Miller soon became a successful
drilling contractor in the southern Appalachian basin.   He served two terms
as president of the Tennessee Oil & Gas Association and in 1978 the organization named Miller the Tennessee Oil Man of the Year. He continues to serve on the board of that organization. Mr. Miller was appointed by the Governor of Tennessee to be the petroleum industry's representative on the Tennessee Oil & Gas Board, the state agency that regulates gas and oil operations in the state.


          Lawrence L. LaRue. Mr. LaRue is 63 years of age. Mr. LaRue joined the Miller organization in March of 1983 as an accountant. During his 20 years with the Company, he has acquired an extensive knowledge of all aspects of oil and gas accounting and tax law. He was appointed Secretary/Treasurer in 1985 and CFO in April of 2001. His duties include the supervision of the office, all clerical functions, and the preparation of corporate and partnership income tax returns. Mr. LaRue obtained his BS Degree in Business Administration with honors from Tennessee Technological University. As a Certified Public Accountant licensed to practice in the State of Tennessee, his current civic duties include consultation to the Morgan County, Tennessee E-911 Board.

          Herbert J. White. Mr. White, age 77, is Development Engineer for the company has 44 years of petroleum related experience. After earning his BS degree from North Texas University, he became an engineer with Halliburton, handling Louisiana Gulf Coast and offshore operations and serving in
Australia.   In 1975 he joined Petroleum Development Corporation, a West
Virginia-based public company, supervising engineering and operations in Southern Appalachian basin. He also has experience in Devonian Shale production, enhanced recovery and coal degasification. Miller Petroleum and its predecessor corporation have employed Mr. White as a Petroleum Engineer since July of 1985. In April, 1997, he became a director and Vice President of Development Engineering for Miller Petroleum.

          Herman Gettelfinger. Mr. Gettelfinger, age 70, is member of our Board of Directors, Herman Gettelfinger is a co-owner of Kelso Oil Company, Knoxville Tennessee and has been the President of Kelso since 1960. Kelso is one of eastern Tennessee's largest distributors of motor oils, fuels and lubricants to the industrial and commercial market. Mr. Gettelfinger has been active in the gas and oil drilling and exploration business for more than 35 years and has been associated with Miller Petroleum for more than 25 years.

          Dr. Gary Bible was appointed Vice President of Geology on September 15, 1997. Dr. Bible is 53 years of age. Dr. Bible came from Alamco, where he had served since May of 1991 as Manager of Geology and Senior Geologist. Dr. Bible earned his BS Degree in Geology from Kent State University and his MSc. and PhD. Degrees in Geology from Iowa State University. He is a proven hydrocarbon finder who drilled his first successful wildcat as a Trainee Geologist. Dr. Bible brings to the Company 20 years experience as a Petroleum Geologist. In addition, Dr. Bible has spent more than 10 years in the Appalachian Basin in the exploration and development of reserves in the Big Lime, Devonian Shale and in deeper horizons. He is credited with managing a drilling program at Alamco that kept its finding cost the lowest in the nation.

         Ernest F. Payne. Mr. Payne, age 56, was appointed Vice President of Field Operations on May 21, 2001. Mr. Payne rejoined the Miller Team after serving as Project Manager and Superintendent for Youngquist Brothers of Fort Myers, Florida from early 1994 through May of 2001. Mr. Payne has 20 years experience in oil and gas well design and stimulations as well as supervising the operation of drilling and workover rigs. He earned a B.S. in engineering at Tennessee Technological University. He originally joined Miller in the early 70's and was the general manager for 17 years. He directed the operation of 18 drilling and workover rigs. In the mid 1980's he formed his own company and managed large drilling jobs in Florida and Puerto Rico until joining Youngquist.

           Teresa Cotton, Ms. Cotton, age 40, joined the Miller Team in August, 1996. She was appointed Secretary/Treasurer on December 1, 2001. Prior to joining the Miller Team, she was employed by Halliburton Services. Teresa has more than twenty years experience in the oil and gas industry. Mrs. Cotton, a Tennessee native, is currently enrolled at Roane State Community College in Huntsville where she is pursuing a degree in Accounting.
            Wm. Parker Lee, Mr. Lee, age 29, is a member of the Board of Directors. For the past three years, Parker has managed Lee Investments, which has holding in various corporations. He graduated from Montana State University in May of 1997. During 1998, prior to attending law school, Parker worked with the family business in Knoxville, Tennessee. In May of 2001, W. Parker Lee earned a J. D. degree from Willamette University. Mr. Lee is a native of Knoxville, Tennessee


Committees

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

Item 10. Executive Compensation.

Cash Compensation
-----------------

   The following table sets forth a summary of all compensation awarded to, earned or paid to, the Company's Chief Executive Officer during fiscal years ended April 30, 2003, April 30, 2002 and April 30, 2001. None of the Company's other executive officers earned compensation in excess of $100,000 per annum for services rendered to the Company in any capacity during those periods.


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
-----------------------------------------------------------------

Deloy Miller
Chief
Executive    2001 120,499     0     0     200    0     0   0
Officer      2002 155,769     0     0     0      0     0   0
             2003 180,000     0     0     0      0     0   0


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

         None.

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

                 Directors and Executive Officers


                                            Number of Shares    Percent
Name and Address(1)      Title              Beneficially Owned  of Class


Deloy Miller             Director,               4,290,343 (1)        50%
815 South Lake Drive     and CEO
Oneida, TN 37841

Lawrence L. LaRue        CFO, Director              84,438 (2)         1%
432 Brewstertown Road
Sunbright, TN  37872

Herbert J. White         Vice President/Director       300 (3)        -0-
P.O. Box 1868
Fairfield Glade, TN
38557

Herman Gettelfinger      Director                  306,537             4%
641 Atlantic Ave.
Knoxville, TN  37917

Gary Bible               Vice President              6,516 (4)        -0-
323 Seneca Circle
Oneida, TN 37841

Teresa Cotton            Secretary/Treasurer         1,300 (5)        -0-

Ernest F. Payne         Vice President              30,000 (6)        -0-

All executive officers and directors
as a group                                       4,719,444            55%

(1) Does not include options for 100,000 shares.
(2) Does not include options for 270,177 shares and warrants for 12,500 shares.
(3) Does not include options for 100,000 shares.
(4) Does not include options for 80,000 shares and warrants for 6,000 shares.
(5) Does not include options for 45,000 shares and warrants for 5,000 shares
(6) Does not include options for 125,000 shares.

Each of these persons presently serves in the capacities indicated.


                    Five Percent Stockholders

                                         Number of Shares        Percent
Name and Address            Title        Beneficially Owned      of Class

Deloy Miller                Director        4,290,343 (1)               50%
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

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others
---------------------------------------

   The Company has a note payable to Sharon Miller (Deloy Miller's wife a majority stockholder), for $39,318 at April 30, 2003. The note is payable with interest in May 2004.

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

                                                                 Exhibit
Exhibits*                                                        Number
--------                                                         -------
(i)

Subsidiaries of the Company                                       **

Koppers Lease Schedule                                            **

Delta Leases Schedule                                             **

302 Certification of Deloy Miller                                 31.1

302 Certification of Lawrence LaRue                               31.2

906 Certification                                                 32

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

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MILLER PETROLEUM, INC.


Date: 8/13/03                                By/s/Deloy Miller
     --------                                  ---------------------------
                                               Deloy Miller, CEO and
                                               Director


     In accordance with the Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                             MILLER PETROLEUM, INC.


Date: 8/13/03                                By/s/Deloy Miller
     --------                                  ---------------------------
                                               Deloy Miller, CEO and
                                               Director


Date: 8/13/03                                By/s/Lawrence LaRue
     --------                                  ---------------------------
                                               Lawrence LaRue, CFO, Secretary/
                                               Treasurer and Director

Date: 8/13/03                                By/s/Herman Gettelfinger
     --------                                  ---------------------------
                                               Herman Gettelfinger, Director