Form 10QSB
period 2003-07-31
MILLER PETROLEUM INC
filed 2003-09-15
CIK 785968

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 2003
                                       -------------

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

                              September 15, 2003

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


                            MILLER PETROLEUM, INC.
                         Consolidated Balance Sheets
                                  ASSETS

                                           July 31,        April 30,
                                             2003            2003
                                          Unaudited
CURRENT ASSETS

Cash                                        $ 87,465     $   77,364
Investments                                        0         12,812
Accounts receivable - trade-, net            397,650        318,443
Inventory                                    534,260        534,260
Prepaid expenses                              28,936         29,410
                                           ---------     ----------
     Total Current Assets                  1,048,311        972,289
                                           ---------     ----------
FIXED ASSETS

Machinery and equipment                    1,374,614      1,416,709
Vehicles                                     408,801        408,801
Buildings                                    313,335        313,335
Office Equipment                              72,549         74,379
Less: accumulated depreciation              (937,574)      (954,163)
                                          ----------     ----------
    Total Fixed assets                     1,231,725      1,259,061
                                          ----------     ----------
OIL AND GAS PROPERTIES                     2,136,267      2,116,026
(On the basis of successful               ----------     ----------
efforts accounting)

PIPELINE FACILITIES                          218,637        235,104

OTHER ASSETS

Land                                         511,500        511,500
Investments                                      500            500
                                          ----------     ----------
    Total Other Assets                       512,000        512,000
                                          ----------     ----------
TOTAL ASSETS                              $5,146,940     $5,094,480
                                          ==========     ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable - trade                   $ 571,849     $  464,515
Accrued expenses                              91,378         84,191
Notes payable - current portion              560,340        511,824
                                          ----------     ----------
    Total Current Liabilities              1,223,567      1,060,530
                                          ----------     ----------
LONG-TERM LIABILITIES

Notes payable - related                       17,876         24,317
Notes payable                              1,726,171      1,737,478
                                          ----------     ----------
    Total Long-Term Liabilities            1,744,047      1,761,795
                                          ----------     ----------
    Total Liabilities                      2,967,614      2,822,325
                                          ----------     ----------
STOCKHOLDERS' EQUITY

    Common Stock: 500,000,000 shares
    authorized at $0.0001 par value,
    8,578,856 and 8,578,856 shares
    issued and outstanding                       858            858
    Additional paid-in capital             3,884,144      3,884,144
    Retained Earnings                     (1,705,676)    (1,612,847)
                                          ----------     ----------
       Total Stockholders' Equity          2,179,326      2,272,155
                                          ----------     ----------
    TOTAL LIABILITIES AND
    STOCKHOLDERS'S EQUITY                 $5,146,940     $5,094,480
                                          ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
                   Consolidated Statements of Operations
                                (UNAUDITED)

                                           For the Three Months Ended
                                                   July 31,
                                               2003            2002
REVENUES

 Oil and gas revenue                       $  205,976           $    184,631

 Service and drilling revenue                 308,103                238,049
 Retail sales                                   2,960                      0
 Other revenue                                  1,500                  4,781
                                           ----------            -----------
    Total Revenue                             518,539                427,461
                                           ----------            -----------

COSTS AND EXPENSES

Cost of oil and gas sales                     171,659                 58,729
Selling, general and
administrative                                103,625                155,328
Salaries and wages                            193,520                216,333
Depreciation, depletion and
amortization                                   90,727                 80,030
                                           ----------            -----------
    Total Costs and Expenses               $  559,531            $   510,420
                                           ----------            -----------
INCOME (LOSS) FROM OPERATIONS                 (40,992)               (82,959)
                                           ----------            -----------
OTHER INCOME (EXPENSE)

 Interest income                                4,465                    645
 Interest expense                             (56,302)               (55,193)
                                           ----------            -----------
    Total Other Income (Expense)              (51,837)               (54,548)
                                           ----------            -----------
NET INCOME (LOSS)                             (92,829)              (137,507)
                                           ==========            ===========
NET EARNING (LOSS) PER SHARE                    (0.01)                 (0.02)
                                           ==========            ===========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                          8,578,856              8,578,856
                                           ==========            ===========

The accompanying notes are an integral part of these consolidated financial statements.


                          MILLER PETROLEUM, INC.
              Consolidated Statement of Stockholders' Equity
                                (UNAUDITED)


                                      Additional
                       Common Shares    Paid-in     Retained
                       Shares  Amount   Capital     Earnings     Total
Balance
April 30, 2002        8,578,856  $858  $3,884,144 ($1,188,418) $2,696,584

Net loss for the
twelve months ended
April 30, 2003                                        ($424,429)($424,429)

Balance
April 30, 2003        8,578,856  $858  $3,884,144 ($1,612,847) $2,272,155

Net loss for the
three months ended
July 31, 2003                                        ($92,829)   ($92,829)

Balance
July 31, 2003         8,578,856  $858  $3,884,144 ($1,705,676) $2,179,326

 The accompanying notes are an integral part of these consolidated financial statements

                          MILLER PETROLEUM, INC.
                   Consolidated Statement of Cash Flows
                                (UNAUDITED)

                                              Three Months    Three Months
                                                    Ended July 31,
                                                   2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                              $  (92,829)     $ (137,507)
Adjustments to Reconcile Net Income to
Net Cash Provided (Used) by Operating
Activities:
   Depreciation, depletion and amortization        90,727          80,030
   Gain on sale of equipment                      (22,564)
Changes in Operating Assets and Liabilities:
  Decrease (increase) in accounts receivable      (79,207)         53,497
  Decrease (increase) in investments               12,812               0
  Decrease (increase) in prepaid expenses             474           5,761
  Increase (decrease) in accounts payable         107,334        (112,218)
  Increase (decrease) in accrued expenses           7,187          (5,451)
                                                ---------       ---------
   Net Cash Provided (Used) by Operating
   Activities                                      23,934        (115,888)
                                                ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of oil and gas properties                (44,601)         (4,356)
                                                ---------       ---------
   Net Cash Provided (Used) by Investing
   Activities                                     (44,601)         (4,356)
                                                ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable                         (19,232)         28,574
Proceeds from borrowing                            50,000         113,040

                                                ---------       ---------
    Net Cash Provided (Used) by Financing
    Activities                                  $  30,768       $ 141,614
                                                ---------       ---------
NET INCREASE (DECREASE)IN CASH                  $  10,101       $  21,370
                                                ---------       ---------
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                77,364          76,394
                                                ---------       ---------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                   $  87,465       $  97,764
                                                ---------       ---------
CASH PAID FOR

Interest                                        $ (56,302)      $ (55,193)
Income taxes                                            0               0

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services                                        0
Common stock issued for inventory                                       0

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
              Notes to the Consolidated Financial Statements

(1) Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 2003 Annual Report on Form 1OKSB. The results of operations for the period ended July 31, 2003 are not necessarily indicative of operating results for the full year.

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


(3)   New Accounting Pronouncements


     In 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived assets carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalization cost is depreciated over the expected useful life of the related asset. The Company's asset retirement obligations relate primarily to the plugging, dismantlement, removal site reclamation and similar activities of its oil and gas properties. Prior to adoption of this statement, such obligations were accrued ratably over the productive lives of the assets through its depreciation, depletion and amortization for oil and gas properties without recording a separate liability for such amounts. Management does not believe that adoption of this standard has a material impact in financial positions of results of operation.

     In July 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement 146 replaces Issue 94-3. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not currently have any plans for exit or disposal activities, and therefore does not expect this standard to have a material effect on the Company's consolidated financial statements upon adoption.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting of Stock-Based Compensation Transition and Disclosure an amendment of FASB Statement No. 123 ("Statement 148"). This amendment provides two additional methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, more prominent disclosures in both annual and interim financial statements are required for stock-based employee compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of Statement 148 did not have a impact on the Company's consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51 "Consolidated Financial Statements" consolidation by business enterprises of variable interest entities which possess certain characteristics. The Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of March 31, 2003.
     We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.


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

Results of Operations
---------------------

     The Company had revenues of $518,539 for the first quarter of fiscal 2004, up from the $427,461 in revenues recognized during the first quarter of fiscal 2003.

     Oil and gas revenue for the current quarter was $205,976 up from $184,631 in the first quarter of fiscal 2003. This increase was due primarily to natural gas sales from the Lindsay Land Company lease and higher oil and natural gas prices.

     Service and drilling revenue for the first quarter was $308,103 up from $238,049 for the same quarter last year. This increase was due to the increased drilling activity.

     During the current quarter, retail sales were $2,960 compared to 0 during the first quarter of fiscal 2003. This increase was due to increased activities.

     The Company's net loss for the current quarter was $92,829, down from net loss of $137,507 for the same quarter of fiscal 2003. This decrease was due to a dramatic increase in drilling activity and retail sales.

     Cost of oil and gas sales for the first quarter of fiscal 2004 was $171,659, up from $58,729 in the same quarter of fiscal 2003, due primarily to the increase in drilling activity.

     Selling, general and administrative expenses were $103,625, down from $155,328 in the first quarter of fiscal 2003. This decrease was primarily due to decreases in insurance, legal and professional expenses.

     Salaries and wages for the current quarter were $193,520, down from $216,333 in the first quarter of fiscal 2003.

     Depreciation, depletion and amortization for the first quarter of fiscal 2004 was $90,727 up from $80,030 in the first quarter of 2003. This increase was due to a increase in drilling activities.



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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.*

          (a)   Exhibits.

          31.1  302 Certification of Deloy Miller

          31.2  302 Certification of Lawrence LaRue

          32    906 Certification

          (b)   Reports on Form 8-K.

                None.

* A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.


                               SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    MILLER PETROLEUM, INC.


Date: September 15, 2003         By:/s/Deloy Miller
                                    ------------------------
                                    Deloy Miller
                                    Chief Executive Officer

Date: September 15, 2003        By:/s/Lawrence L. LaRue
                                    ------------------------
                                    Lawrence L. LaRue,
                                    Chief Financial Officer