Form 10QSB
period 2003-10-31
MILLER PETROLEUM INC
filed 2003-12-17
CIK 785968

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 2003
                                       ----------------

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

                              December 15, 2003

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


                            MILLER PETROLEUM, INC.
                         Consolidated Balance Sheets
                                  ASSETS

                                          October 31,     April 30,
                                             2003            2003
                                          Unaudited
CURRENT ASSETS

Cash                                        $ 55,509     $   77,364
Investments                                        0         12,812
Accounts receivable - trade-, net            324,911        318,443
Inventory                                    534,260        534,260
Prepaid expenses                               3,368         29,410
                                           ---------     ----------
     Total Current Assets                    918,048        972,289
                                           ---------     ----------
FIXED ASSETS

Machinery and equipment                    1,404,269      1,416,709
Vehicles                                     408,801        408,801
Buildings                                    313,335        313,335
Office Equipment                              72,549         74,379
Less: accumulated depreciation              (988,047)      (954,163)
                                          ----------     ----------
    Total Fixed assets                     1,210,907      1,259,061
                                          ----------     ----------
OIL AND GAS PROPERTIES                     2,337,186      2,116,026
(On the basis of successful               ----------     ----------
efforts accounting)

PIPELINE FACILITIES                          206,286        235,104

OTHER ASSETS

Land                                         511,500        511,500
Investments                                      500            500
                                          ----------     ----------
    Total Other Assets                       512,000        512,000
                                          ----------     ----------
TOTAL ASSETS                              $5,184,427     $5,094,480
                                          ==========     ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable - trade                   $ 459,022     $  464,515
Accrued expenses                              95,016         84,191
Notes payable - current portion              495,691        511,824
                                          ----------     ----------
    Total Current Liabilities              1,049,729      1,060,530
                                          ----------     ----------
LONG-TERM LIABILITIES

Notes payable - related                        1,098         24,317
Notes payable                              1,940,769      1,737,478
                                          ----------     ----------
    Total Long-Term Liabilities            1,941,867      1,761,795
                                          ----------     ----------
    Total Liabilities                      2,991,596      2,822,325
                                          ----------     ----------
STOCKHOLDERS' EQUITY

    Common Stock: 500,000,000 shares
    authorized at $0.0001 par value,
    8,578,856 and 8,578,856 shares
    issued and outstanding                       858            858
    Additional paid-in capital             3,884,144      3,884,144
    Retained Earnings                     (1,692,171)    (1,612,847)
                                          ----------     ----------
       Total Stockholders' Equity          2,192,831      2,272,155
                                          ----------     ----------
    TOTAL LIABILITIES AND
    STOCKHOLDERS'S EQUITY                 $5,184,427     $5,094,480
                                          ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                              MILLER PETROLEUM, INC.
                      Consolidated Statements of Operations
                                   (UNAUDITED)


                          For the Three Months Ended For the Six Months Ended
                                    October 31             October 31
                                2003         2002          2003       2002
REVENUES

 Oil and gas revenue           $ 155,213   $ 135,751   $ 361,189  $   320,382
 Service and drilling revenue    515,027     431,161     823,130      669,210
 Retail sales                      3,681       2,700       6,641        2,700
 Sale of equipment                     0      73,703           0       73,703
 Other revenue                         0     116,126       1,500      120,907
                               ---------   ---------   ---------  -----------
   Total Revenue                 673,921     759,441   1,192,460    1,186,902
                               ---------   ---------   ---------  -----------

COSTS AND EXPENSES

 Cost of oil and gas sales       167,527     176,046     339,186      234,775
 Selling, general and
 administrative                  164,980     146,456     268,605      301,784
 Salaries and wages              198,557     204,319     392,077      420,652
 Depreciation, depletion and
 amortization                     87,184      82,332     177,911      162,362
                               ---------   ---------   ---------  -----------
   Total Costs and Expenses      618,248     609,153   1,177,779    1,119,573
                               ---------   ---------   ---------  -----------

INCOME (LOSS) FROM OPERATIONS     55,673     150,288      14,681       67,329
                               ---------   ---------   ---------  -----------
OTHER INCOME (EXPENSE)

 Interest income                     467         223       1,182          868
 Interest expense                (42,635)    (48,096)    (95,187)    (103,289)
                               ---------   ---------   ---------  -----------
   Total Other Income (Expense)  (42,168)    (47,873)    (94,005)    (102,421)
                               ---------   ---------   ---------  -----------
NET INCOME (LOSS)              $  13,505   $ 102,415   $ (79,324) $   (35,092)
                               =========   =========   =========  ===========
NET EARNING (LOSS) PER SHARE        0.00        0.01        0.00         0.00
                               =========   =========   =========  ===========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING             8,578,856   8,578,856   8,578,856    8,578,856
                               =========   =========   =========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                           MILLER PETROLEUM, INC
                Consolidated Statement of Stockholders' Equity
                                 (UNAUDITED)

                                                   Additional
                       Common Shares   Paid-in      Retained
                       Shares  Amount  Capital      Earnings     Total
Balance
April 30, 2002        8,578,856  $858   $3,884,144  ($1,188,418)  $2,696,584

Net loss for the
twelve months ended
April 30, 2003                                        ($424,429)   ($424,429)

Balance
April 30, 2003        8,578,856  $858   $3,884,144  ($1,612,847)  $2,272,155

Net loss for the
six months ended
October 31, 2003                                       ($79,324)    ($79,324)

Balance               ---------  ----   ----------  -----------    ----------
October 31, 2003      8,578,856  $858   $3,884,144  ($1,692,171)   $2,192,831
                      =========  ====   ==========  ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements

                         MILLER PETROLEUM, INC.
                  Consolidated Statement of Cash Flows
                              (UNAUDITED)

                                                Six Months     Six Months
                                                    Ended October 31,
                                                   2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                              $ (79,324)      $  (35,092)
Adjustments to Reconcile Net Income to
Net Cash Provided (Used) by Operating
Activities:
 Depreciation, depletion and amortization        177,911          162,362
 Gain on sale of equipment                       (22,564)         (73,703)
 Common stock issued for services
 Common stock issued for inventory
Changes in Operating Assets and Liabilities:
 Decrease (increase) in accounts receivable        6,468          (96,665)
 Decrease (increase) in investments               12,812                0
 Decrease (increase) in prepaid expenses          26,042           11,520
 Increase (decrease) in accounts payable          (5,493)          17,366
 Increase (decrease) in accrued expenses          10,825          (11,781)
                                               ---------       ----------
   Net Cash Provided (Used) by Operating
   Activities                                    126,677          (25,993)
                                               ---------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                            (42,591)        (108,854)
Purchase of oil and gas properties              (269,880)         (28,886)
Sale of equipment                                      0           99,500
                                               ---------       ----------
 Net Cash Provided (Used) by Investing
 Activities                                     (312,471)         (38,240)
                                               ---------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable                       (236,723)        (114,978)
Proceeds from borrowing                          400,662          216,868
                                               ---------       ----------
 Net Cash Provided (Used) by Financing
 Activities                                      163,939          101,890
                                               ---------       ----------
NET INCREASE (Decrease) IN CASH                  (21,855)          37,657

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                               77,364           76,394
                                               ---------       ----------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                  $  55,509       $  114,051
                                               ---------       ----------
CASH PAID FOR
INTEREST                                       $ (95,187)      $ (103,289)
INCOME TAXES                                           0                0

 The accompanying notes are an integral part of these consolidated financial statements.

                               MILLER PETROLEUM, INC.
                  Notes to the Consolidated Financial Statements

(1) Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 2003 Annual Report on Form 1OKSB. The results of operations for the period ended October 31, 2003 are not necessarily indicative of operating results for the full year.

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

     In June of 2001, the Company made a conventional Big Lime gas discovery, on the Lindsay Land Company lease jointly owned by Delta Producers, Inc. and Miller. Currently there are five producing wells on the property with one additional well that will begin selling gas December 31, 2003. There are at a minimum ten additional drill sites on this 4,000 acres lease which is situated near Caryville, Tennessee.

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

Results of Operations
---------------------

     The Company had revenues of $673,921 for the second quarter of fiscal 2004, down from the $759,441 in revenues recognized during the first quarter of fiscal
2003.

     Oil and gas revenue for the current quarter was $155,213 up from $135,751 in the second quarter of fiscal 2003. This increase was due primarily to natural gas sales from the Lindsay Land Company lease and higher oil and natural gas prices.

     Service and drilling revenue for the second quarter was $515,027 up from $431,161 for the same quarter last year. This increase was due to the increased drilling activity.

     During the current quarter, retail sales were $3,681 compared to $2,700 during the second quarter of fiscal 2003. This increase was due to increased activities.

     The Company's net income for the current quarter was $13,505, down from net income of $102,415 for the same quarter of fiscal 2003. This decrease was due to a lack of equipment sales.

     Cost of oil and gas sales for the second quarter of fiscal 2004 was $167,527, down from $176,046 in the same quarter of fiscal 2003, due primarily to the cost savings by management.

     Selling, general and administrative expenses were $164,980, up from $146,456 in the second quarter of fiscal 2003. This increase was primarily due to increases in insurance, legal and professional expenses.

     Salaries and wages for the current quarter were $198,557, down from $204,319 in the second quarter of fiscal 2003.

     Depreciation, depletion and amortization for the second quarter of fiscal 2004 was $87,184 up from $82,332 in the second quarter of 2003. This increase was due to additional equipment being depreciated.

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

     As of September 18, 2003, the above-mentioned case has been settled with Bardill prevailing, and Miller will be able to drill for oil on this lease.

Item 2.   Changes in Securities.
          ----------------------

          None.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          None.

Item 5.   Other Information.

     On September 16, 2003 Miller Petroleum, Inc. signed an exploration joint venture with North Coast Energy, Inc. to develop a major oil and gas prospect in Tennessee.

     On October 14, 2003, the Company's Chief Financial Officer, Mr. Lawrence
L. LaRue passed away following a lingering illness. The Company is actively seeking a qualified replacement to fill Mr. LaRue's position.

Item 6.   Exhibits and Reports on Form 8-K.*

          (a)   Exhibits.

          31.1  302 Certification of Deloy Miller Chief Executive Officer

          31.2  302 Certification of Deloy Miller as Acting Chief Financial
                Officer

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


Date: December 15, 2003                MILLER PETROLEUM, INC.


                                       By:/s/Deloy Miller
                                       ------------------------
                                       Deloy Miller
                                       Chief Executive Officer

Date: December 15, 2003                By:/s/Deloy Miller
                                       ------------------------
                                       Deloy Miller
                                       Acting As Chief Financial Officer