Form 10QSB
period 2004-01-31
MILLER PETROLEUM INC
filed 2004-03-15
CIK 785968

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 2004
                                       ----------------

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

                              March 15, 2004

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


                            MILLER PETROLEUM, INC.
                         Consolidated Balance Sheets
                                  ASSETS

                                          January 31,     April 30,
                                             2004            2003
                                          Unaudited
CURRENT ASSETS

Cash                                        $ 91,486     $   77,364
Investments                                        0         12,812
Accounts receivable - trade-, net            319,690        318,443
Inventory                                    534,260        534,260
Prepaid expenses                              58,589         29,410
                                           ---------     ----------
     Total Current Assets                  1,004,025        972,289
                                           ---------     ----------
FIXED ASSETS

Machinery and equipment                    1,036,802      1,416,709
Vehicles                                     408,801        408,801
Buildings                                    313,335        313,335
Office Equipment                              72,549         74,379
Less: accumulated depreciation              (927,981)      (954,163)
                                          ----------     ----------
    Total Fixed assets                       903,506      1,259,061
                                          ----------     ----------
OIL AND GAS PROPERTIES                     2,383,018      2,116,026
(On the basis of successful               ----------     ----------
efforts accounting)

PIPELINE FACILITIES                          193,936        235,104

OTHER ASSETS

Land                                         511,500        511,500
Investments                                      500            500
                                          ----------     ----------
    Total Other Assets                       512,000        512,000
                                          ----------     ----------
TOTAL ASSETS                              $4,996,485     $5,094,480
                                          ==========     ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable - trade                   $ 547,420     $  464,515
Accrued expenses                              80,572         84,191
Notes payable - current portion            1,630,076        511,824
                                          ----------     ----------
    Total Current Liabilities              2,258,068      1,060,530
                                          ----------     ----------
LONG-TERM LIABILITIES

Notes payable - related                        1,526         24,317
Notes payable                                540,886      1,737,478
                                          ----------     ----------
    Total Long-Term Liabilities              542,412      1,761,795
                                          ----------     ----------
    Total Liabilities                      2,800,480      2,822,325
                                          ----------     ----------
STOCKHOLDERS' EQUITY

    Common Stock: 500,000,000 shares
    authorized at $0.0001 par value,
    8,578,856 and 8,578,856 shares
    issued and outstanding                       858            858
    Additional paid-in capital             3,884,144      3,884,144
    Retained Earnings                     (1,688,997)    (1,612,847)
                                          ----------     ----------
       Total Stockholders' Equity          2,196,005      2,272,155
                                          ----------     ----------
    TOTAL LIABILITIES AND
    STOCKHOLDERS'S EQUITY                 $4,996,485     $5,094,480
                                          ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC.
                  Consolidated Statements of Operations
                              (UNAUDITED)

                         For the Three Months Ended For the Nine Months Ended
                                    January 31                   January 31
                             2004              2003       2004         2003
REVENUES

  Oil and gas revenue          $ 207,448  $ 157,034   $   568,637   $ 477,416
  Service and drilling revenue   238,579    169,952     1,061,710     839,162
  Retail sales                       298      7,500         6,939      10,200
  Sale of equipment                    0          0             0      73,703
  Other revenue                   35,824      6,450        37,324     127,357
                               ---------  ---------   -----------   ---------
     Total Revenue               482,149    340,936     1,674,610   1,527,838
                               ---------  ---------   -----------  ----------

COSTS AND EXPENSES

  Cost of oil and gas sales       70,406     64,859       409,591     299,635
  Selling, general and
  administrative                 131,683     99,649       400,288     401,433
  Salaries and wages             130,923    181,177       523,000     601,829
  Depreciation, depletion and
  amortization                   107,286     83,176       285,196     245,538
                               ---------  ---------   -----------  ----------
     Total Costs and Expenses    440,298    428,861     1,618,075   1,548,435
                               ---------  ---------   -----------  ----------
INCOME (LOSS) FROM OPERATIONS     41,851    (87,925)       56,535     (20,597)
                               ---------  ---------   -----------  ----------
OTHER INCOME (EXPENSE)

  Interest income                    509        475         1,690       1,343
  Interest expense               (39,188)   (44,726)     (134,375)   (148,015)
                               ---------  ---------   -----------  ----------
     Total Other Income
     (Expense)                   (38,679)   (44,251)     (132,685)   (146,672)
                               ---------  ---------   -----------  ----------
NET INCOME (LOSS)              $   3,172  $ 132,176)  $   (76,150) $ (167,269)
                               =========  =========   ===========  ==========
NET EARNING (LOSS) PER SHARE        0.00       0.02          0.00       (0.02)
                               =========  =========   ===========  ==========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING             8,578,856  8,578,856     8,578,856   8,578,856
                               =========  =========   ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     MILLER PETROLEUM, INC
          Consolidated Statement of Stockholders' Equity
                           (UNAUDITED)

                                       Additional
                       Common Shares    Paid-in      Retained
                      Shares  Amount    Capital      Earnings     Total
Balance
April 30, 2002        8,578,856  $858    $3,884,144  ($1,188,418)  $2,696,584

Net loss for the
twelve months ended
April 30, 2003                                         ($424,429)   ($424,429)

Balance
April 30, 2003        8,578,856  $858    $3,884,144  ($1,612,847)  $2,272,155

Net loss for the
nine months ended
January 31, 2004                                        ($76,150)    ($76,150)

Balance               ---------  ----    ----------  -----------   ----------
January 31, 2004      8,578,856  $858    $3,884,144  ($1,688,997)  $2,196,005
                      =========  ====    ==========  ===========   ==========

The accompanying notes are an integral part of these consolidated financial statements

                             Page 5

                     MILLER PETROLEUM, INC.
              Consolidated Statement of Cash Flows
                          (UNAUDITED)

                                                Nine Months     Nine Months
                                                    Ended January 31,
                                                   2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                              $   (76,150)    $    (167,269)
Adjustments to Reconcile Net Income to
Net Cash Provided (Used) by Operating
Activities:
 Depreciation, depletion and amortization          285,196           245,538
 Gain on sale of equipment                         (58,388)          (73,703)
 Changes in Operating Assets and Liabilities:
 Decrease (increase) in accounts receivable         (1,247)            7,234
 Decrease (increase) in inventory                        0             7,500
 Decrease (increase) in prepaid expenses           (29,179)          (78,715)
 Increase (decrease) in accounts payable            82,905          (120,803)
 Increase (decrease) in accrued expenses            (3,619)          (19,134)
                                               -----------       -----------
   Net Cash Provided (Used) by Operating
   Activities                                      199,518          (199,352)
                                               -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                              (84,193)         (135,458)
Purchase of oil and gas properties                (340,072)          (61,007)
Sale of equipment                                  340,000            99,500
                                               -----------        ----------
   Net Cash Provided (Used) by Investing
   Activities                                      (84,265)          (96,965)
                                               -----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable                         (501,793)         (133,401)
Proceeds from borrowing                            400,662           429,048
                                               -----------        ----------
   Net Cash Provided (Used) by Financing
   Activities                                     (101,131)          295,647
                                               -----------        ----------
NET INCREASE IN CASH                                14,122              (670)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                 77,364            76,394
                                               -----------        ----------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                  $    91,486        $   75,724
                                               -----------        ----------
CASH PAID FOR
INTEREST                                       $  (134,375)       $ (148,015)
INCOME TAXES                                             0                 0

 The accompanying notes are an integral part of these consolidated financial statements.

                               MILLER PETROLEUM, INC.
                  Notes to the Consolidated Financial Statements

(1) Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 2003 Annual Report on Form 1OKSB. The results of operations for the period ended January 31, 2004 are not necessarily indicative of operating results for the full year.

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

     In June of 2001, the Company made a conventional Big Lime gas discovery, on the Lindsay Land Company lease jointly owned by Delta Producers, Inc. and Miller. Currently there are six producing wells on this property. There are at a minimum ten additional drill sites on this 4,000 acres lease which is situated near Caryville, Tennessee.

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

Results of Operations
---------------------

     The Company had revenues of $482,149 for the third quarter of fiscal 2004, up from the $340,936 in revenues recognized during the third quarter of fiscal 2003.

     Oil and gas revenue for the current quarter was $207,448 up from $157,034 in the third quarter of fiscal 2003. This increase was due primarily to natural gas sales from the Lindsay Land Company lease and higher oil and natural gas prices.

     Service and drilling revenue for the third quarter was $238,579 up from $169,952 for the same quarter last year. This increase was due to the increased drilling activity.

     During the current quarter, retail sales were $298 compared to $7,500 during the third quarter of fiscal 2003. This decrease was due to a decrease in activities.

     The Company's net income for the current quarter was $3,172, up from a net loss of $(132,176)for the same quarter of fiscal 2003. This increase was due to an increase in drilling activity and oil and gas prices.

     Cost of oil and gas sales for the third quarter of fiscal 2004 was $70,406, up from $64,859 in the same quarter of fiscal 2003, due primarily to the decrease down in drilling activity.

     Selling, general and administrative expenses were $131,683, up from $99,649 in the third quarter of fiscal 2003. This increase was primarily due to increases in insurance, legal and professional expenses.

     Salaries and wages for the current quarter were $130,923, down from $181,177 in the third quarter of fiscal 2003.

     Depreciation, depletion and amortization for the third quarter of fiscal 2004 was $107,286 up from $83,176 in the third quarter of 2003. This increase was due to a increase in drilling activities.

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

          None.


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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.*

          (a)   Exhibits.

31.1      302 Certification of Chief Executive Officer

31.2      302 Certification of Chief Financial Officer

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





Date: March 15, 2004                   MILLER PETROLEUM, INC.


                                By:/s/Deloy Miller
                                    ------------------------
                                    Deloy Miller
                                    Chief Executive Officer

Date: March 15, 2004            By:/s/Deloy Miller
                                    ------------------------
                                    Deloy Miller,
                                    Acting As Chief Financial Officer