Form 10KSB
period 2004-04-30
MILLER PETROLEUM INC
filed 2004-07-29
CIK 785968

U. S. Securities and Exchange Commission
                              Washington, D. C.  20549

                                      FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the fiscal year ended April 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from           to
                                       ---------    ---------

                        Commission File No. 033-02249-FW

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
April 30, 2004 - $2,009,692.

State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

July 21, 2004 - $2,804,986. There are approximately 3,790,522 shares of common voting stock of the Registrant held by non-affiliates. On July 21, 2004 the average bid and asked price was $0.86.


                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS)

Not Applicable.


                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                April 30, 2004

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

          We used about $1,780,000 of the purchase price to pay a note that we owed to Bank One. The remaining amount has been allocated to working capital.

          Currently, the Company has more than 42,000 acres under lease in Tennessee and continues to seek the acquisition of additional strategic acreage. Miller uses the latest technology, utilizing computer graphics, seismic and other analytical tools for geologic exploration, drilling and development. In addition to geology, engineering and lease inventory, Miller has the equipment to take a program from site development to completion. The company has work over rigs for completions, dozers for site development, roustabout crews and equipment to set pumping units and tanks as well as lay flow lines, winch trucks and trailers for traveling support as well as backhoes, ditchers, fusion machines and welders for pipeline and compression installation. This attribute keeps jobs on schedule with quality control and without dependence on other contractors.

         The Company objective is to focus on the development, drilling and production of natural gas and crude oil in east Tennessee's Appalachian Basin. The Company is currently developing both its "Koppers North and South Fields" with a recent addition of the Carden Tract to form a 32,000 acre block in Campbell County, Tennessee with more than one hundred and fifty possible developmental locations. Additionally, the company is continuing to develop the Lindsay Field with an additional twenty five possible developmental locations. Miller's Harriman Prospect has recently been defined by a seismic study and Miller plans to drill at least one well on this prospect this year.

          All officers and directors were reappointed for the fiscal year that began May 1, 2003 with the exception of Mr. Lawrence LaRue, the Company's CFO. Mr. LaRue passed away in October 2003. Mr. LaRue has been replaced by Mr. Charles M. Stivers.

Business
--------

         The Company's operations include the operation of oil and gas wells, acquisition and development of oil and gas leases, rebuilding and sales of oil field equipment and the organization of joint venture drilling programs with industry partners.

         Miller's current drilling program calls for 50 developmental Devonian(Chattanooga)Shale gas wells in the Koppers North Field, five only wells in the Koppers South Field, ten developmental in the Lindsay Field and one exploratory well on the Harriman Prospect.

          The Company has acquired and operates the following properties:

(1)Koppers Lease or "ARCO/GULF Farmout".

         The largest acreage block owned by the Company is in Campbell County, Tennessee. This acreage was acquired through a farmout agreement with ARCO/Gulf. The Company owns a 100% working interest of 27,000 acres, more or less. This lease provides for a landowner royalty of 12.5% and an overriding royalty interest of 7.5% with an 80% net royalty interest. The lease is split into two parcels. An 8,000 acre northern parcel borders the Kentucky state line and a 19,000 acre parcel has its southern edge under the city of
LaFollette, Tennessee.   Currently, there are eleven producing oil wells on
the southern tract of this lease. The eleven wells have produced 153,899 barrels of oil from the Big Lime Formation through April 30, 2004. This lease is being held by production.

         The Company has leased and is currently leasing smaller tracts of 50 to 1,000 acres adjacent to or near the its southern Koppers acreage.

(2) Carden Et Al

         This lease includes 4,200 acres in which the company has 100% working interest of a 81.25% net royalty interest. This tract joins the Koppers North parcel of 8,000 acres to form a 12,200 contiguous block in the North. This lease is proven by previous drilling and production by others.

(3) Delta Producers, Inc. joint venture.

          The Company continues its joint venture with Delta Producers, Inc. of Greenville, Mississippi ("Delta Producers"). Currently, the parties are jointly producing twelve gas wells in the Jellico, Tennessee area northwest of the Pine Mountain Thrust Fault. Miller Petroleum has a 25% working interest in the above gas wells. The twelve wells are located upon several oil and gas leases consisting of 2,000 acres more or less (collectively the "Delta leases"). All of these leases are subject to a 12.5% landowner's royalty.

          As of April 30, 2004, Miller Petroleum and Delta Producers have drilled seven wells , the Lindsay Land Company #9, #10, #11, #12, #13, #14 and #15 on the 4,000 acre Lindsay Land Company lease in Campbell County, Tennessee near Caryville, Tennessee. The #11 is awaiting completion and the remaining
wells are producing and selling gas into the Powell   Clinch Utility. Miller
and Delta purchased and built more than four miles of three-inch and four-inch gathering lines to carry the gas to market. They began selling natural gas from the #9 and #12 wells in March of 2002 and the #10 well began selling gas in January of 2003. The Lindsay #13 and #14 began selling in August of 2003 and the #15 began selling in November of 2003. As of April 30 of 2004, the Lindsay #9 has sold 62,949 Mcf, the Lindsay #10 has sold 12,842 Mcf, the Lindsay #12 has sold 163,117 Mcf, the Lindsay #13 has sold 21,986 Mcf, Lindsay #14 has sold 11,864 Mcf and #15 has sold 8,242 Mcf. This production is from the Big Lime Formation. Shut-in pressure for the field is approximately 780 psi. Miller has a 50% working interest in the Lindsay Land Company lease. This lease provides for a landowner's royalty of 12.5%.

(4)Harriman Prospect, joint venture.

         This prospect contains several small leases in Roane County, Tennessee to total 3500 acres. The net royalty interest is 87.5% with the landowners receiving a 12.5% royalty. Miller has a 50% working interest in the parcels. Wells are being planned here on a large structure that has been confirmed by seismic. The Trenton, Stones River, and upper Knox formations will be tested. Knox wells in the Overthrust have reserves in excess of two Bcf gas per well.

(5) Miscellaneous oil and gas leases and wells.

          The Company has several small leases in Campbell, Fentress, Morgan and Overton Counties, Tennessee totaling approximately 2,500 acres. Each of these leases is subject to a 12.5% to 20% landowner's royalty. There are eight producing oil wells and thirteen producing natural gas wells on these miscellaneous leases.

(6) Tengasco Farmout and nearby area.

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

         In August of 2000, Miller Petroleum, Inc. drilled its first oil well under the Tengasco Farmout. The Dewey Sutton #1 well has sold more than 14 thousand barrels and is currently producing about 200 barrels of oil per month from the Trenton Formation. The R.D. Helton #2, Jeff Johnson #3 had good shows of oil in the Stones River Formation and are scheduled for completion.

        Tengasco completed its pipeline and began buying natural gas on March 8, 2001. Miller's first sales to Tengasco were from the Worlie Purkey #1 well in April of 2001. In May, the Worlie Purkey #3 began selling to Tengasco. During the latter part of June, we began selling from the Jeff Johnson #1 well.

Principal Products or Services and Markets
------------------------------------------

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

Reserve Analysis

          Glover Petroleum Consultants of Crossville, Tennessee performed a reserve analysis on the Company's leases as of April 30, 2004. Based on the data and parameters provided, the wells evaluated should recover approximately 612,711 barrels ("Bbls") of oil and 14,774,736 thousand cubic feet ("Mcf") of natural gas. Of this gross production, the interests appraised will recover 350,937 Bbls of oil and 8,696,519 Mcf of natural gas. Of these amounts, a total of 7,596,069 Mcf of natural gas reserves were proved but undeveloped. The net reserves should yield an undiscounted future net income of $57,596,176 after royalties, operating costs, development costs and severance and advalorem taxes, but before Federal and State income taxes. The present value of this future net income is $33,550,647 when discounted 10%. The reserves presented in this report were evaluated according to the standards recommended by the Securities and Exchange Commission. The report assumes constant oil and gas pricing and the use of a 10% discount factor to estimate present value of the future net income.

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

Status of Any Publicly Announced New Product or Service
-------------------------------------------------------

          The Company does not have any publicly announced new product or service; nor does it anticipate any in the foreseeable future.

Competitive Business Conditions, Competitive Position in the Industry and Methods of Competition
-----------------------

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

         The company has work over rigs for completions, dozers for site development, roustabout crews and equipment to set pumping units and tanks as well as lay flow lines, winch trucks and trailers for traveling support as well as backhoes, ditchers, fusion machines and welders for pipeline and compression installation. This attribute keeps jobs on schedule with quality control and without dependence on other contractors.

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

Sources and Availability of Raw Materials and Names of Principal Suppliers
--------------------------------------------------------------------------

          The Company's operations are not dependent on the acquisition of any raw materials. See the caption "Competitive Business Conditions, Competitive Position in the Industry and Methods of Competition," above.

Dependence on One or a Few Major Customers
------------------------------------------

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

(2) Nami Resources Company is purchasing our gas from the Jellico Field. The sales price is $4.02 per Mcf. Sales to Nami Resources Company at the present time are approximately 25% of total natural gas sales.

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

(5) Powell-Clinch Utility District purchases the gas from the Lindsay Land Company lease which is another joint venture with Delta Producers. The sales price is Inside FERC Tn Zone 1 (Louisiana) monthly index less transportation costs. About 44% of our gas sales are to the Powell-Clinch Utility District.

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

Need for Governmental Approval of Principal Products or Services
----------------------------------------------------------------

          None of the principal products or services offered by the Company require governmental approval; however, permits are required for drilling oil or gas wells. See the caption "Effect of Existing or Probable Governmental Regulations on Business," below.

Effect of Existing or Probable Governmental Regulations on Business
-------------------------------------------------------------------

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

Research and Development
------------------------

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

Cost and Effects of Compliance with Environmental Laws
------------------------------------------------------

          See the caption "Effect of Existing or Probable Governmental Regulations on Business" of this Report.

Number of Total Employees and Number of Full-Time Employees
-----------------------------------------------------------

          The Company presently has 8 full-time employees and 1 part-time employee. When it commences its full-scale drilling program as discussed under the heading "Management's Discussion and Analysis or Plan of Operation," the Company plans to have up to 24 full-time employees, including officers, and 1 part-time employee.

Risk Factors
------------

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

     You will not be able to elect our directors or officers.
     --------------------------------------------------------

     Deloy Miller, our President and CEO, currently owns 48% of our outstanding common stock. He can effectively elect all of our directors, who in turn elect all of our executive officers, without regard to the votes of other stockholders. If the warrant holders exercise all of the outstanding warrants and retain voting control of the shares underlying these warrants, Mr. Miller would own about 39% of the then-outstanding shares. Although he would not have absolute voting control, he would still be in a position to exert substantial influence on the election of all directors, who in turn elect all of the officers. You will have little or no ability to influence the direction of Miller Petroleum.

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

     If we lose the services of Deloy Miller, our operations may suffer.
     -------------------------------------------------------------------

     We are substantially dependent upon the continued services of Deloy Miller, our CEO and a director. Mr. Miller has been with us since our inception. The relationships that he has formed in our industry and in the local area where our principal operations are conducted are invaluable, and could be lost to us without his services. Mr. Miller is in good health; however, his retirement, disability or death would seriously hurt our business operations. If his services become unavailable, we will have to retain other qualified personnel. We may not be able to recruit and hire another qualified person on acceptable terms. We do not have an employment contract with Mr. Miller.

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

None

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

          On March 19, 2004, a majority of the Company's security holders voted to retain the present directors for another year and to retain the present auditor, Butch Grubb CPA of London, Kentucky.

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

          The Company's common stock is quoted on the OTC Bulletin Board. The high and low bid prices for these shares of common stock of the Company during the past three years are as follows:

                                                       Bid

Quarter ending:                         High                       Low

July 31, 2001                           $1.75                     $0.90

October 31, 2001                        $1.05                     $0.65

January 31, 2002                        $1.01                     $0.75

April 30, 2002                          $0.75                     $0.38

July 31, 2002                           $0.35                     $0.35

October 31, 2002                        $0.35                     $0.35

January 31, 2003                        $0.24                     $0.24

April 30, 2003                          $0.35                     $0.35

July 31, 2003                           $0.55                     $0.55

October 31, 2003                        $0.68                     $0.45

January 31, 2004                        $0.45                     $0.35

April 30, 2004                          $0.91                     $0.59


          These bid prices were obtained from the National Quotation Bureau, Inc. ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders
-------

          The number of record holders of the Company's common stock as of April 30, 2004, was 282; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

Recent Sales of Unregistered Securities.
----------------------------------------

          We have sold the following "restricted securities" since May 1, 2002:

Common Stock.
-------------

                                                         Aggregate
Name or Group          Number of Shares        Date      Consideration
-------------          ----------------        ----      -------------
Ratliff Farms, Inc.   200,000        04/02/04        $50,000.00


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

          We have taken the following factors into account in determining the valuations of these shares: (i) the fact that the shares are "restricted";
(ii) the limited market for our common stock on the OTC Bulletin Board of the NASD; (iii) the low book value per share ($0.91 at April 30, 2004); and
(iv) our history of financial losses ($46,160 and ($424,429) during the fiscal years ended April 30, 2004, and 2003, respectively).

Warrants.
---------

Herman Gettelfinger          50,495       12/2/98                      (1)

Basic Investors, Inc.       100,000       12/08/00                     (2)

Sherri Ann Parker Lee     1,110,000       08/13/03                     (3)

William Parker Lee          250,000       08/13/03                     (3)



     (1) These warrants were granted to Mr. Gettelfinger as partial consideration for a subordinated loan of $50,000. These warrants are exercisable at a price of $1.25 per share, and expire on December 2, 2005. The number of shares that can be purchased is variable due to a provision in the Warrant Agreement that allows Mr. Gettelfinger to purchase up to 0.47 percent of the shares of common stock outstanding.

     (2) Granted to Basic Investors for its service as a business consultant from December 8, 2000, until February 1, 2001. The warrants are exercisable for a period of three years, commencing December 8, 2000, at a price of $2.00 per share and may be called if Miller Petroleum's common stock trades at 150% of the exercise price for five consecutive days.

     (3) These warrants were granted to Sherri Ann Parker Lee and William Parker Lee as partial consideration for a subordinated loan of $1,360,000. These warrants are exercisable at a price of $0.80 per share, and expire on January 1, 2005.

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

Options.
---------


Roy Greenwood              50,000         01/29/97                     (1)

Lawrence LaRue            100,000         01/29/97                     (1)

Deloy Miller              100,000         01/29/97                     (1)

Teresa Cotton              20,000         01/29/97                     (1)

Herbert J. White          100,000         01/29/97                     (1)

Gary Bible                 40,000         09/15/97                     (2)

Lawrence LaRue             20,177         07/30/97                     (3)

Roger Butler               30,000         09/24/01                     (4)

Gary Bible                 40,000         09/24/01                     (4)

Teresa Cotton              10,000         09/24/01                     (4)

Lawrence LaRue            100,000         09/24/01                     (4)

Ernest F. Payne            75,000         09/24/01                     (4)

David Wright               25,000         01/21/02                     (5)

Teresa Cotton              15,000         03/20/02                     (6)

Ernest F. Payne            50,000         03/20/02                     (6)

Lawrence LaRue             50,000         03/20/02                     (6)

Charles M. Stivers        100,000         03/19/04                     (7)


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

     (7) These options were granted to Charles M. Stivers pursuant to an Employee Stock Option dated March 19, 2004. These options are exercisable at a price of $0.50 and expire on March 19, 2006.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

     Miller Petroleum has more than 45,000 acres under lease in Tennessee. About 90% of these leases are held by production. Most of its current oil and gas production is from the Big Lime Formation. However, there are more than 100 development drilling locations that target the Devonian (Chattanooga Shale) as well as the Big Lime Formation.

     Currently, Miller is offering ten to twenty well drilling programs to "accredited investors" or "sophisticated investors" to spread the risk and facilitate investor returns. The Company will sell up to a 75% working interest to investors while retaining a 25% working interest. Each program will be made up of eight to fifteen Chattanooga Shale wells on its Koppers North acreage, three to 5 wells on its Koppers South gas cap and one exploratory well on the Harriman Prospect.

     In June of 2001, the Company made a conventional Big Lime gas discovery, on the Lindsay Land Company lease jointly owned by Delta Producers, Inc. and Miller. Currently there are six producing wells on the property. There are at a minimum twenty five additional drill sites on this 4,000 acres lease which is situated near Caryville, Tennessee.

     Miller is continuing its leasing efforts in the East Tennessee portion of the Eastern Overthrust Belt. Acreage is being leased on selected large structures.

Results of Operations
---------------------

     In fiscal 2004, Miller Petroleum increased its capitalized costs of oil and gas properties from $2,116,026 to $2,638,005. Its development costs for oil and gas properties increased from $61,007 to $565,779.

     Proved reserves of oil decreased from 364,587 barrels to 350,937 and proved reserves of natural gas decreased from 9,114,831 Mcf to 8,696,519 Mcf. Proved developed producing reserves of oil decreased to 62,106 barrels from 75,756 barrels and proved developed producing reserves of natural gas increased to 1,035,850 Mcf from 918,930 Mcf.

     During fiscal 2004, future cash flows discounted 10% after income taxes from proved reserves increased from $22,892,610 to $33,550,647. Management believes that this increase was significant.

     Our oil and gas revenue was $773,033 for fiscal 2004, up from $741,212 for fiscal 2003. Volatile changes in the price of natural gas brought about this increase.

     During fiscal 2004, service and drilling revenue was $1,186,823, up from $1,099,079 due to an increase in drilling activity.

     Retail sales decreased from $10,200 in fiscal 2003, to $6,939 in fiscal 2004 primarily due to the decline in drilling activities in this section of the oilfield.

     In fiscal 2004, the Company sold equipment for a gain of $42,897 down from $73,703 in fiscal 2003.

     Gross revenue for fiscal 2004 was $2,009,692, compared to $1,924,194 in fiscal 2003. The increase was due to the Company's service and drilling activity.

     Costs for oil and gas sales increased in fiscal 2004 from $415,435 to $457,436 due to an increase in production costs.

     Selling, general and administrative expenses were $566,870, up from $529,775 in fiscal 2003. The reason for this increase was increased costs.


     Salaries and wages decreased from $784,281 to $511,786 for fiscal 2003. The decrease was due to cost savings by management.

     Depreciation, depletion and amortization decreased from $360,709 to $233,439. Depletion of oil and gas properties was the major component of this decrease.

     Income from operations for fiscal 2004 was $240,161, up from a loss of ($166,003) in fiscal 2003 because of the above stated reasons.

     Interest expense increased from $194,528 in fiscal 2003 to $195,919 in the current year. The primary reason for the increase was additional borrowing during the current year.

     Miller's Net income was $46,160, up from a net loss of ($424,429) in fiscal 2003. The reason was management's savings on salaries and decreases in Depreciation, Depletion and Amortization.

     During fiscal 2003, Miller Petroleum produced 98,149 million British Thermal Units of natural gas, with an average price of $3.001 per million BTU's. Production decreased to 48,880 million BTU's in fiscal 2004, and the average price per million BTU's was $6.25. The following tables reflect our production figures for the fiscal years ended April 30, 2002, 2003 and 2004:


                                   AVERAGE         NET        AVERAGE
     FISCAL YEAR  NET MBTU/GAS    SALES PRICE   BARRELS/OIL    PRICE OIL
     -----------  -----------     -----------   -----------    ----------

     2002          79,983         $2.55/MMBTU     11,667        $20.08
     2003          98,149         $3.81/MMBTU     10,414        $24.85
     2004          48,880         $6.25/MMBTU     10,400        $32.75

     Average production cost per barrel of oil for 2002 was $4.80, $4.85 for 2003, and $4.87 for 2004. The average production cost per MCF was $0.67 for 2002, $0.65 for 2003 and $0.68 for 2004

                                   2002      2003      2004
                                   ----      ----      ----

Net Productive Wells              39.40     22.60     20.20

Developed Acreage                 1,989     1,480     1,480

Undeveloped Acreage              46,524    49,601    40,520

Net Productive Exploratory Wells      0         0         0

Net Dry Exploratory Wells           0.48     0.24       .30
Net Productive Developmental Wells 5.28625   1.408     1.20

Net Dry Developmental Wells           0       0         0

Liquidity.
----------

     During the fiscal years ended April 30, 2003, and 2004, our principal sources of liquidity were revenue from the production of oil and gas and the sale of approximately 50% of the working interests in the wells we drill. Private placements of our common stock have been our principal external sources of liquidity.

     On August 13, 2003, we executed two promissory notes, for $1,110,000 and $250,000. The notes are in favor of Sherri Ann Parker Lee and William Parker Lee, respectively. The notes are due December 1, 2004, and bear interest at the rate of 9%. Interest only is paid quarterly, beginning September 1, 2003 with the entire principal becoming due December 1, 2004. Any amounts not paid when due will bear interest after maturity at the lesser of 20% per annum or the maximum rate allowable under applicable law. The notes are secured by five gas wells in the Swan Creek field, twelve oil wells in the Koppers field, and one gas well in the Lindsay field.

     We estimate that we will be able to adequately fund our development and production plans, with the exception of the acquisition of additional properties, for the next 12 months. Sources of funds for us will be revenue from operations, in particular sales of working interests in wells that we drill; receipts from the private placement of our securities; and loans.

     Cash and cash equivalents at April 30, 2004, was $73,416 down from $77,364 in fiscal 2003.

     We believe that our current cash flow will be sufficient to support our cash requirements for development and production over the next 12 months.

Item 7.  Financial Statements.
------------------------------

                         MILLER PETROLEUM, INC.

                   CONSOLIDATED FINANCIAL STATEMENTS

                        April 30, 2004 and 2003

                            CONTENTS


Report of Independent Certified Public Accountants         F-2

Consolidated Balance Sheet                                 F-3

Consolidated Statements of Operations                      F-5

Consolidated Statements of Stockholders' Equity            F-6

Consolidated Statements of Cash Flows                      F-7-8

Notes to the Consolidated Financial Statements             F-9-24

                  INDEPENDENT AUDITORS' REPORT

Board of Directors
Miller Petroleum, Inc.
Huntsville, Tennessee

We have audited the accompanying consolidated balance sheets of Miller Petroleum, Inc. and Subsidiaries as of April 30, 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Miller Petroleum, Inc. as of and for the year ended April 30, 2003 were audited by other auditors whose report dated August 12, 2003 expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miller Petroleum, Inc. and Subsidiaries as of April 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Butch Grubb
Butch Grubb
Certified Public Accountant

London, Kentucky
July 20, 2004

                     MILLER PETROLEUM, INC.
                   Consolidated Balance Sheet


                             ASSETS

                            April 30                   April 30
                              2004                       2003
CURRENT ASSETS

Cash                        $     73,416            $     77,364
Investments                            0                  12,812
Accounts receivable              313,137                 318,443
Inventory (Note 1)               494,853                 534,260
Prepaid expenses                  39,808                  29,410
                            ------------            ------------
   Total Current Assets          921,214                 972,289
                            ------------            ------------
FIXED ASSETS (Note 1)

Machinery and equipment        1,036,802               1,416,709
Vehicles                         385,465                 408,801
Buildings                        313,335                 313,335
Office equipment                  72,549                  74,379
Less:
accumulated depreciation        (905,531)               (954,163)
                           -------------           -------------
   Total Fixed Assets            902,620               1,259,061
                           -------------           -------------
OIL AND GAS PROPERTIES
(Notes 2 and 8)                2,638,005               2,116,026
(On the basis of successful
effort's accounting)       -------------           -------------
PIPELINE FACILITIES (Note 2)     218,637                 235,104
                           -------------           -------------
OTHER ASSETS

Land                             511,500                 511,500
Investments                          500                     500
Organization Costs                     0                       0
                           -------------           -------------
   Total Other Assets            512,000                 512,000
                           -------------           -------------
TOTAL ASSETS               $   5,192,476           $   5,094,480
                           =============           =============

The accompanying notes are an integral part of these consolidated financial statements.

                     MILLER PETROLEUM, INC.
                  Consolidated Balance Sheet
             LIABILITIES AND STOCKHOLDERS' EQUITY

                            April 30                   April 30
                              2004                       2003
CURRENT LIABILITIES

Accounts payable - trade       $   586,234          $    464,515
Accrued expenses                   116,022                84,191
Notes payable -
current portion (Note 4)         1,628,153               511,824
                               -----------          ------------
     Total Current Liabilities   2,330,409             1,060,530
                               -----------          ------------
LONG-TERM LIABILITIES

Notes payable -
related (Notes 4 and 5)             15,230                24,317
Notes payable (Note 4)             528,522             1,737,478
                               -----------          ------------
Total Long-Term Liabilities        543,752             1,761,795
                               -----------          ------------
   Total Liabilities             2,874,161             2,822,325
                               -----------          ------------
STOCKHOLDER'S EQUITY

Common Stock: 500,000,000
shares authorized at
$0.0001 par value,
8,578,856 and 8,578,856
shares issued and outstanding          858                   858
Additional paid-in capital       3,884,144             3,884,144
Retained earnings               (1,566,687)           (1,612,847)
                               -----------           -----------
Total Stockholder's Equity       2,318,315             2,272,155
                               -----------           -----------
   TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY        $ 5,192,476           $ 5,094,480
                               ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         MILLER PETROLEUM, INC.
                  Consolidated Statements of Operations


                                     For the Years Ended
                                           April 30,
                               2004                    2003
REVENUES

Oil and gas revenue        $   773,033              $   741,212
Service and
  drilling revenue           1,186,823                1,099,079
Retail sales                     6,939                   10,200
Sale of Equipment               42,897                   73,703
                           -----------              -----------
     Total Revenue           2,009,692                1,924,194
                           -----------              -----------
COSTS AND EXPENSES

Cost of oil and gas sales      457,436                  415,435
Selling, general
  and administrative           566,870                  529,775
Salaries and wages             511,786                  784,281
Depreciation, depletion
and amortization               233,439                  360,706
                           -----------              -----------
  Total Costs and Expenses   1,769,531                2,090,197
                           -----------              -----------
INCOME (LOSS)
FROM OPERATIONS                240,161                 (166,003)
                           -----------              -----------
OTHER INCOME (EXPENSE)

Interest income                  1,918                    1,618
Interest expense              (195,919)                (194,528)
Unrealized stock loss                0                  (65,516)
                          ------------              -----------
  Total Other Income
  (Expense)                   (194,001)                (258,426)
                          ------------              -----------
INCOME TAXES (Note 1)                -                        -
                          ------------              -----------
NET INCOME (Loss)         $     46,160              $  (424,429)
                          ============              ===========
NET INCOME (Loss) PER
SHARE                     $      (0.01)             $     (0.05)
                          ============              ===========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING           8,578,856                8,578,856
                          ============              ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       MILLER PETROLEUM, INC.
           Consolidated Statement of Stockholders' Equity

                                              Additional
                          Common  Shares       Paid-in    Retained
                        Shares      Amount     Capital    Earnings    Total
Balance,
April 30,2002           8,578,856 $   858   $3,884,144 ($1,188,418) $2,696,584

Net loss for
the year ended
April 30, 2003                  -       -            -    (424,429)  (424,429)
                        ---------   -----   ----------   --------- ----------
Balance,
April 30,2003           8,578,856     858    3,884,144  (1,612,847)  2,272,155
                        ---------   -----   ----------   ---------  ----------
Net income for the year
ended April 30, 2004            -       -            -      46,160      46,160
                        ---------   -----   ----------  ----------  ----------
Balance, April 30, 2004 8,578,856   $ 858   $3,884,144 $(1,566,687)$2,318,315
                        =========   =====   ==========  ========== ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       MILLER PETROLEUM, INC.
                Consolidated Statements of Cash Flows

                                      For the Years Ended
                                          April 30,
                                       2004       2003
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net income (Loss)                     $ 46,160  $ (424,429)
Adjustments to Reconcile
Net Income to Net Cash
Provided (Used) by
Operating Activities:
   Depreciation, depletion
   and amortization                     233,439    360,706
   Gain on sale of equipment            (42,897)         0
Changes in Operating Assets
and Liabilities:
   Decrease (increase)
   in accounts receivable                 5,306     (7,190)
   Decrease (increase) in investments    12,812     65,516
   Decrease (increase) in inventory      39,407     33,027
   Decrease (increase) in
    Prepaid expenses                    (10,398)       902
   Increase (decrease) in
    accounts payable                    121,719     77,884
   Increase (decrease) in
    accrued expenses                     31,831      7,338
                                      ---------  ---------
Net Cash Provided (Used)
by Operating Activities                 437,379    113,754
                                      ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Equipment                  (113,834)  (209,160)
Purchase of oil and gas properties     (565,779)   (61,007)
Sale of Equipment                       340,000     99,500
                                      ---------  ---------
     Net Cash Provided (Used)
     by Investing Activities           (339,613)  (170,667)
                                      ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on Notes Payables             (502,376)  (371,165)

Proceeds from borrowings                400,662    429,048
                                      ---------  ---------
     Net Cash Provided (Used) by
      Financing Activities            $(101,714) $  57,883
                                      ---------  ---------

The accompanying notes are an integral part of these consolidated financial statements

                       MILLER PETROLEUM, INC.
                Consolidated Statements of Cash Flows


                                       For the Years Ended
                                            April 30,
                                       2004            2003
NET INCREASE (DECREASE) IN CASH        $   (3,948)  $     970

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                          77,364     76,394
                                       ----------  ---------
CASH AND CASH EQUIVALENTS,
END OF YEAR                            $   73,416  $  77,364
                                       ==========  =========
CASH PAID FOR:

Interest                               $ (195,919) $(194,528)
Income Taxes                           $        -  $       -

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services       $        0  $       0
Common stock issued for inventory      $        0  $       0


The accompanying notes are an integral part of these consolidated financial statements.

                       MILLER PETROLEUM, INC.
           Notes to the Consolidated Financial Statements
                       April 30, 2004 and 2003

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

                      MILLER PETROLEUM, INC.
          Notes to the Consolidated Financial Statements
                     April 30, 2004 and 2003

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

                      MILLER PETROLEUM, INC.
          Notes to the Consolidated Financial Statements
                     April 30, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

g.  Fixed Assets

Fixed assets are stated at cost. Depreciation and amortization are computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

The estimated useful lives are as follows:


                                                 Lives
                    Class                       (Years)
               -----------------------         --------
               Building                            40
               Machinery and equipment           5-20
               Vehicles                           5-7
               Office equipment                     5

Depreciation expense for the years ended April 30, 2004 and 2003 was $182,047 and $263,266 respectively.

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

                      MILLER PETROLEUM, INC.
          Notes to the Consolidated Financial Statements
                     April 30, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

j.  Inventory

Inventory consists of crude oil and used equipment. Used equipment is purchased by the Company for resale. When used equipment purchases are made by the Company the cost is applied only to the marketable portion of the
equipment.   Inventory for the years ended April 30, 2004 and 2003 was
$494,853 and $534,260 respectively.

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

l.  Reclassification

Certain April 30, 2003 balances have been reclassified to conform with the April 30, 2004 financial statement presentations.

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

                      MILLER PETROLEUM, INC.
          Notes to the Consolidated Financial Statements
                     April 30, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       m.  New Accounting Pronouncements (Cont.)

     In 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company's asset retirement obligations relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas properties. Prior to adoption of this statement, such obligations were accrued ratably over the productive lives of the assets through its liability for such amounts. The Company adopted SFAS 143 beginning on May 1, 2003 and recorded a cumulative loss from adoption of this statement of approximately ($7,592). During 2003 the Company recorded $395 in accretion cost (using a 12% accretion factor) on the asset retirement obligation. These accretion costs are included in interest expense at April 30, 2004.


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

                      MILLER PETROLEUM, INC.
          Notes to the Consolidated Financial Statements
                            April 30, 2004 and 2003

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

       In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. Interpretation No. 46 requires a company to consolidate a variable interest entity if the company has a variable interest (or combination of variable interests) that will absorb a majority of the entity's expected losses if they occur, or both. A direct or indirect ability to make decisions that significantly affect the results of the activities of a variable interest entity is a strong indication that a company has one or both of the characteristics that would require consolidation of the variable interest entity. Interpretation no. 46 also requires additional disclosures regarding variable interest entities. The new interpretation is effective immediately for variable interest entities created after January 31, 2003, and is effective in the first interim or annual period beginning after June 15, 2003, for variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. Management does not expect that adoption of the interpretation will have a material effect on the Company's financial position or results of operations.

       n.  Major Customers

       Miller Petroleum Inc. depends upon local purchasers of hydrocarbon in the areas where their properties are located. They have three major customers. The loss of one or more purchasers may substantially reduce their sales and ability to operate profitably. These major customers are:

       Delta Producers, Inc. accounted for $420,298 of Miller's total revenue which was 20.9136% of Miller's total revenue.

       Nami Resources, LLC accounted for $237,962 of Miller's total revenue which was 11.8407% of Miller's total revenue.

       South Kentucky Purchasing Co. - South Kentucky accounted for $230,415 of Miller's total revenue which was 11.4652% of Miller's total revenue. South Kentucky purchases all of Miller's crude oil.

       o.  Income taxes

       No provision for taxes has been made, due to a current operating loss and carry forward.

                      MILLER PETROLEUM, INC.
          Notes to the Consolidated Financial Statements
                     April 30, 2004 and 2003

NOTE 2 - OIL AND GAS PROPERTIES - PIPELINE FACILITIES

       The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs carrying and retaining unproved properties are expensed. The Company amortizes the oil and gas properties using the unit-of-production method based on total proved reserves. The Company capitalized $565,779 of oil and gas properties for the year ended April 30, 2004 and recorded $43,800 and $97,440 of amortization expense for the years ended April 30, 2004 and 2003, respectively.

NOTE 3 - COMMON STOCK REPURCHASES

       Common stock repurchases were made pursuant to an Agreement that the Company would buy the shares back if the average market price for Miller Petroleum, Inc.=s common shares did not average $2.00 or more for the month of December, 1999. The average market price was less than $2.00 for the stated period.

NOTE 4 - LONG-TERM DEBT

The Company had the following debt obligations at April 30, 2004:

                                                                April 30,
                                                                  2004
       Note payable to Home Federal Bank secured by equipment
       bearing interest at 9.75% due in monthly payments with
       final payment due in August 2005.                           7,001

       Note payable to Individual unsecured at 7.00% with
       payments due yearly with the principle due
       in May of 2005.                                            15,230

       Note payable to First National Bank of Oneida secured by
       stock and equipment bearing interests at 7.00% due on
       January 14, 2005.                                         136,650

       Note payable to American Fidelity Bank secured by
       equipment bearing interest at 4.00% due in monthly
       Payments of $2,272 with final payment due in
       August 2008.                                              366,724

       Note payable to Individual bearing interest at 9.00%
       and requiring interest payments quarterly with
       Principle due in December 2004.                         1,110,000


       Note payable to Individual bearing interest at 8.00%
       with principle due in December 2005.                      254,000

       Balance Forward                                        $1,889,605
                                                              ----------

                      MILLER PETROLEUM, INC.
          Notes to the Consolidated Financial Statements
                     April 30, 2004 and 2003

NOTE 4 - LONG-TERM DEBT

The Company had the following debt obligations at April 30, 2004 (Continued):

                                                               April 30,
                                                                 2004
Balance Forward                                               $1,889,605

Note payable to Individual secured by twelve oil and gas wells bearing interest at 9.00%  and requiring interest payments
quarterly with principle due in December 2004.                  250,000


Note payable to General Motors Acceptance Corporation secured by a pickup bearing 0.00% interest due in monthly payments of
$721 with final payment due in October 2004.                      5,768

Note payable to General Motors Acceptance Corporation secured by a Suburban bearing 0.00% interest due in monthly payments of
$894 with final payment due in October 2004.                      7,152

Line of credit payable to First National Bank of the Cumberlands secured by equipment and accounts receivable bearing interest at
7.934% due on demand on August 12, 2004.                          19,380



                 Total notes payable                           2,171,905
                 Less current maturities                       1,628,153
                                                              ----------
                 Notes payable - long-term                    $  543,752
                                                              ==========
Maturities of long-term debt are as follows:

     Year Ending April 30,                         Amount

     2005                                        $1,298,614
     2006                                           532,410
     2007                                            13,717
     2008                                            14,276
     2009 and thereafter                            312,888
                                                 ----------
     Total                                       $2,171,905
                                                 ==========

                      MILLER PETROLEUM, INC.
          Notes to the Consolidated Financial Statements
                     April 30, 2004 and 2003


NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has a note payable to Sharon Miller (Deloy Millers wife a majority stockholder) for $15,230 at April 30, 2004. The note is payable with a principle payment of $15,230 due in May 2005.

The note is the balance remaining on the original purchase of the property that houses the offices.

The Company issued a note receivable of $1,110,000 and $250,000 on August 13, 2003 at 9% with a one year term to Sherri Ann Parker Lee and William Parker Lee respectively. This note receivable was issued to raise working capital.


NOTE 6 - ASSET RETIREMENT OBLIGATION

Effective May 1, 2003, the Company implemented the requirements of SFAS 143. Among other things, SFAS 143 requires entities to record a liability and corresponding increase in long-lived assets for the present value of material obligations associated with the retirement of tangible long-lived assets.
Over the passage of time, accretion of the liability is recognized as an operation expense and the capitalized cost is depleted over the estimated useful life of the related asset. Additionally, SFAS No. 143 requires that upon initial application of these standards, the Company must recognize a cumulative effect of a change in accounting principle corresponding to the accumulated accretion and depletion expense that would have been recognized had this standard been applied at the time the long-lived assets were acquired or constructed. The Company's asset retirement obligations relate primarily to the plugging, dismantling and removal of wells drilled to date.

Using a credit-adjusted risk fee rate of 12%, an estimated useful life of wells ranging from 20-40 years, and estimated plugging and abandonment cost of $1,000 per well. Oil and gas properties were increased by $7,479, which represents the present value of all future obligations to retire the wells at January 1, 2003, net of accumulated depletion on this cost through that date. A corresponding obligation totaling $13,216 has also been recorded as of January 1, 2003.

For the period ended April 30, 2004, the Company recorded accretion and depletion expenses of $395 associated with this liability and its corresponding asset. These expenses are included in interest expense in the consolidated statements of loss.

NOTE 7 - WARRANTS

The Company issued 1,110,000 warrants to Sherri Ann Parker Lee and 250,000 warrants to William Parker Lee. The warrants were issued along with the note receivable dated August 13, 2003 and can be exercised for $0.80 per share, and expire on January 1, 2005.

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

                              MILLER PETROLEUM, INC.
                    Notes to the Consolidated Financial Statements
                            April 30, 2004 and 2003

NOTE 7 - WARRANTS

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

NOTE 8 - S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

    (1)          Capitalized Costs Relating to
               Oil and Gas Producing Activities
                                                      April 30,
                                                2004             2003

Proved oil and gas properties
 and related lease equipment
     Developed                              $ 3,362,316       $ 2,825,277
     Non-developed                               31,053            31,053
                                            -----------       -----------
                                              3,393,369         2,856,330
Accumulated depreciation and depletion         (755,364)         (740,304)
                                            -----------       -----------
Net Capitalized Costs                       $ 2,638,005       $ 2,116,026
                                            ===========       ===========

                         MILLER PETROLEUM, INC.
             Notes to the Consolidated Financial Statements
                        April 30, 2004 and 2003

NOTE 8 - S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)


      (2)         Costs Incurred in Oil and Gas Property
              Acquisition, Exploration, and Development Activities

                                                           April 30,
                                                     2004           2003


Acquisition of Properties Proved and Unproved   $        0       $        0
Exploration Costs                                        -                -
Development Costs                                  565,779           61,007
                                                ----------       ----------
Total                                           $  565,779       $   61,007
                                                ==========       ==========


             (3)     Results of Operations for
                      Producing Activities
                                                           April 30,
                                                    2004            2003

Production revenues                               $1,959,856      $1,840,291

Production costs                                     799,978         819,507
Depreciation and depletion                            43,800          97,440
                                                   ---------      ----------
Results of operations for producing activities
(excluding corporate overhead and interest costs) $1,116,078     $   923,344
                                                   =========      ==========

                      MILLER PETROLEUM, INC.
              Notes to the Consolidated Financial Statements
                           April 30, 2004 and 2003

NOTE 8 - S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

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


                                          Oil (bbls)      Gas (Mcf)

Proved reserves

   Balance, April 30, 2002                  593,231        9,391,325
      Discoveries and extensions              2,196           16,792
      Revisions of previous estimates      (220,426)        (195,137)
      Productions                           (10,414)         (98,149)
                                         ----------     -----------

   Balance, April 30, 2003                  364,587       9,114,831
      Discoveries and extensions            120,300       1,220,100
      Revisions of previous estimates       138,224       4,488,685
      Production                            (10,400)        (48,880)
                                         ----------     -----------

   Balance, April 30, 2004                  612,711      14,774,736

Proved developed producing
      reserves at April 30, 2004             62,106       1,035,850
                                         ----------     -----------
Proved developed producing
      reserves at April 30, 2003             75,756         918,930
                                         ==========     ===========

                         MILLER PETROLEUM, INC.
            Notes to the Consolidated Financial Statements
                        April 30, 2004 and 2003

NOTE 8- S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

In addition to the proved developed producing oil and gas reserves reported in the geological and engineering reports, the Company holds ownership interests in various proved - undeveloped properties. The reserve and engineering reports performed for the Company were by Glover Petroleum Consultants of Crossville, Tennessee for the year ended April 30, 2004 and April 30, 2003. Although wells have been drilled and completed in each of these four properties, certain production and pipeline facilities must be installed before actual gas production will be able to commence. The most recent development plan for these properties indicates that facilities installation and commencement of production will be in the summer of 2004. However, such timing as well as the actual financing arrangements that will be secured by the Company are uncertain at this time. Therefore, these proven undeveloped reserves are not being included in the presentation of the oil and gas reserves at April 30, 2004, nor are such reserves being considered in calculating depreciation, depletion and amortization expense for the year based on the April 30, 2004 balance of the proven developed producing reserves set forth above.

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved developed reserves for the years ended April 30, 2004 and 2003. Estimated future cash flows were based on independent reserves evaluation from Glover Petroleum Consultants for the years ended April 30, 2004 and April 30, 2003, respectively. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at April 30, 2004 and 2003, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgement on the potential value of the Company's recoverable reserves or in estimating future results to operations.

                          MILLER PETROLEUM, INC.
            Notes to the Consolidated Financial Statements
                         April 30, 2004 and 2003

NOTE 8- S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

Estimated future net cash flows represent and estimate of future net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves.
The average prices used at April 30, 2004 and 2003 were $32.75 and $21.00 per barrel of oil and $6.25 and $5.24 per mcf gas, respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

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

                         MILLER PETROLEUM, INC.
            Notes to the Consolidated Financial Statements
                        April 30, 2004 and 2003

NOTE 8- S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

Standardized measures of discounted future net cash flows:

                                                        April 30,
                                                 2004              2003
            Future cash flows                $ 65,105,641    $ 47,595,637
            Future production costs and taxes  (2,769,464)     (2,259,240)
            Future development costs           (4,740,000)     (4,740,000)
            Future income tax expense         (17,854,815)    (12,584,883)
                                             ------------    ------------
            Future cash flows before
            income taxes                       39,741,362      28,011,514
            Discount at 10% for timing of
            cash flows                        (16,591,415)    (14,846,102)
                                             ------------    ------------
            Discounted future net cash flows
            from proved reserves             $ 23,149,947    $ 13,165,412
                                             ============    ============


Of the Company's total proved reserves as of April 30, 2004 and 2003, approximately 7% and 12%, respectively, were classified as proved developed producing, 4% and 4%, respectively, were classified as proved developed non-producing and 89% and 84%, respectively, were classified as proved undeveloped. All of the Company's reserves are located in the continental United States.

The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves for April 30, 2004 and 2003.
                                                         April 30,
                                                 2004            2003

         Balance, beginning of year          $13,165,412     $15,812,991

         Sales, Net of production costs
         and taxes                            16,999,780          (4,650)

         Discoveries and extensions               14,596           1,860

         Changes in prices and production
         costs                                 2,027,173       4,216,240
         Revisions of quantity estimates      (4,350,461)     (4,460,402)
         Development costs incurred              565,779          61,007
         Net changes in income taxes          (5,269,932)       (729,234)
         Changes in future development
         costs                                         0      (1,730,000)
         Changes in production rates and other    (2,400)         (2,400)
                                              ----------      ----------
         Balances, end of year               $23,149,947     $13,165,412
                                              ==========      ==========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          Butch Grubb, Certified Public Accountant, of London,
Kentucky, was engaged on or about March 19, 2004, by the Board of Directors of the Company to audit the financial statements of the Company.

Item 8(a).  Controls and Procedures.
------------------------------------

          As of the end of the 90 day period at the end of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

                                              Date of         Date of
                             Positions        Election or     Termination
  Name                        Held            Designation     or Designation


Deloy Miller                  Director,         12/96               *
815 Southlake Drive           President         12/99               *
Oneida, TN 37841              CEO               12/97               *

Charles M. Stivers            CFO              3/04                 *
420 Richmond Road
Manchester, KY   40962

Herbert J. White              Director and       4/97               *
P.O. Box 1868                 Vice President     4/97               *
Fairfield Glade, TN  38557

Herman Gettelfinger           Director           4/97               *
641 Atlantic Ave.
Knoxville, TN  37917

Gary G. Bible                 Vice President     9/97               *
232 West Seneca Circle
Oneida, TN 37841

Ernest F. Payne               Vice President     5/01              8/03
446 Southlake Drive           President          3/03               *
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

Business Experience
-------------------

          Deloy Miller. Mr. Miller is 56 years of age. Mr. Miller, Chairman and CEO, is a seasoned gas and oil professional with more than 30 years of experience in the drilling and production business in the Appalachian basin. During his years as a drilling contractor, he acquired extensive geological knowledge of Tennessee and Kentucky and received training in the reading of well logs. A native Tennessean, Miller is credited with being the leader in converting the Appalachian Basin from cable tool drilling to air drilling, using the Ingersoll-Rand T3 Drillmaster rigs. The introduction of air drilling sparked the 1969 drilling boom and Miller soon became a successful
drilling contractor in the southern Appalachian basin.   He served two terms
as president of the Tennessee Oil & Gas Association and in 1978 the organization named Miller the Tennessee Oil Man of the Year. He continues to serve on the board of that organization. Mr. Miller was appointed by the Governor of Tennessee to be the petroleum industry's representative on the Tennessee Oil & Gas Board, the state agency that regulates gas and oil operations in the state.

         Charles M. Stivers. Mr. Stivers has over 18 years accounting experience and over 12 years of experience within the energy industry. He owns and operates Charles M. Stivers, C.P.A., which specializes in the oil and gas industry and has clients located in eight different states. His responsibilities include all forms of SEC audit work, SEC quarterly financial statement filings, oil and gas consulting work, and income tax work. Mr. Stivers served as Treasurer and CFO for Clay Resource Company and Senior Tax and Audit Specialist for Gallaher and Company. He received a Bachelor of Science degree in accounting from Eastern Kentucky University.

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

           Teresa Cotton, Ms. Cotton, age 40, joined the Miller Team in August, 1996. She was appointed Secretary/Treasurer on December 1, 2001. Prior to joining the Miller Team, she was employed by Halliburton Services. Teresa has more than twenty years experience in the oil and gas industry. Mrs. Cotton, a Tennessee native, earned a A.S. in Business Administration at Roane State Community College in Huntsville, Tennessee and is now pursuing her B.S. in Business Administration.

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

          The Company does have an Audit Committee.

Code of Ethics

          We have adopted a Code of Ethics and it is attached to this Report as Exhibit 14. See Part III, Item 13.

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

Item 10. Executive Compensation.

Cash Compensation
-----------------

   The following table sets forth a summary of all compensation awarded to, earned or paid to, the Company's Chief Executive Officer during fiscal years ended April 30, 2004, April 30, 2003 and April 30, 2002. None of the Company's other executive officers earned compensation in excess of $100,000 per annum for services rendered to the Company in any capacity during those periods.


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
-----------------------------------------------------------------

Deloy Miller
Chief
Executive    2002 155,769     0     0     0      0     0   0
Officer      2003 180,000     0     0     0      0     0   0
             2004 183,462     0     0     0      0     0   0


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

Termination of Employment and Change of Control Arrangement

         None.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

          The following tables set forth the share holdings of the Company's directors and executive officers and those persons who own more than 5% of the Company's common stock as of the date hereof, with these computations being based upon 8,578,856 shares of common stock being outstanding.

                 Directors and Executive Officers


                                            Number of Shares    Percent
Name and Address(1)      Title              Beneficially Owned  of Class


Deloy Miller             Director,               4,090,343 (1)        48%
815 South Lake Drive     and CEO
Oneida, TN 37841

The Estate of            CFO, Director              84,438 (2)         1%
LaRue L. LaRue
432 Brewstertown Road
Sunbright, TN  37872

Herbert J. White         Vice President/Director       300 (3)        -0-
P.O. Box 1868
Fairfield Glade, TN
38557

Herman Gettelfinger      Director                  306,537             4%
641 Atlantic Ave.
Knoxville, TN  37917

Gary Bible               Vice President              6,516 (4)        -0-
323 Seneca Circle
Oneida, TN 37841

Teresa Cotton            Secretary/Treasurer         1,300 (5)        -0-

Ernest F. Payne          Vice President             30,000 (6)        -0-

All executive officers and directors
as a group                                       4,519,434            53%

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


                    Five Percent Stockholders

                                         Number of Shares        Percent
Name and Address            Title        Beneficially Owned      of Class

Deloy Miller                Director        4,090,343 (1)               48%
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

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others
---------------------------------------

   The Company has a note payable to Sharon Miller (Deloy Miller's wife a majority stockholder), for $15,230 at April 30, 200. The note is payable with interest in May 2005.

   The note is the balance remaining on the original purchase of the property that houses the offices.

   The Company issued a note receivable of $1,110,000 on August 13, 2003 at 9% with a one year term to Sherri Ann Parker Lee, of Knoxville, Tennessee.

   The Company issued a note receivable of $250,000 on August 13, 2003 at 9% with a one year term to William Parker Lee, a member of the Board of Directors.

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

Reports on Form 8-K*
-------------------

None.
                                                                 Exhibit
Exhibits*                                                        Number
--------                                                         -------
(i)

Subsidiaries of the Company                                       **

Koppers Lease Schedule                                            **

Delta Leases Schedule                                             **

Code of Ethics                                          14

302 Certification of Deloy Miller                                 31.1

302 Certification of Lawrence LaRue                               31.2

906 Certification                                                 32

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

Item 14.  Principal Accountant Fees and Services

     The following is a summary of the fees billed to Miller by it principal accountants during the fiscal years ended March 31, 2004, and March 31, 2003:


     Fee category                      2004           2003
     ------------                      ----           ----

     Audit fees                        $10,000        $12,000

     Audit-related fees                $     0        $     0

     Tax fees                          $              $ 1,910

     All other fees                    $     0        $     0

     Total fees                        $10,000        $13,910

     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above. The fees disclosed in this category include due diligence, preparation of pro forma financial statements as a discussion piece for a Board member, and preparation of letters in connection with the filing of Current Reports on Form 8-K.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MILLER PETROLEUM, INC.


Date: 7/28/04                                By/s/Deloy Miller
     --------                                  ---------------------------
                                               Deloy Miller, CEO and
                                               Director


     In accordance with the Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                             MILLER PETROLEUM, INC.


Date: 7/28/04                                By/s/Deloy Miller
     --------                                  ---------------------------
                                               Deloy Miller, CEO and
                                               Director


Date: 7/28/04                                By/s/Charles M. Stivers
     --------                                  ---------------------------
                                               Charles M. Stivers, CFO and
                                               Director

Date: 7/28/04                                By/s/Herman Gettelfinger
     --------                                  ---------------------------
                                               Herman Gettelfinger, Director