Form 10QSB
period 2004-07-31
MILLER PETROLEUM INC
filed 2004-09-14
CIK 785968

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 2004
                                       -------------

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

                              September 14, 2004

                          8,953,856 Common Shares
Transitional Small Business Issuer Format    Yes X   No
                                                ---     ---

                       PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of Miller Petroleum, Inc., a Tennessee corporation (the "Company"), required to be filed with this Quarterly Report were prepared by management and reviewed by Butch Grubb, Certified
Public Accountant of London, Kentucky and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                            MILLER PETROLEUM, INC.
                         Consolidated Balance Sheets
                                  ASSETS

                                           July 31,        April 30,
                                             2004            2004
                                          Unaudited
CURRENT ASSETS

Cash                                       $ 114,142     $   73,416
Accounts receivable - trade-, net            305,452        313,137
Inventory                                    494,853        494,853
Prepaid expenses                              14,633         39,808
                                           ---------     ----------
     Total Current Assets                    929,080        921,214
                                           ---------     ----------
FIXED ASSETS

Machinery and equipment                    1,036,802      1,036,802
Vehicles                                     385,465        385,465
Buildings                                    313,335        313,335
Office Equipment                              72,549         72,549
Less: accumulated depreciation              (932,534)      (905,531)
                                          ----------     ----------
    Total Fixed assets                       875,617        902,620
                                          ----------     ----------
OIL AND GAS PROPERTIES                     2,745,165      2,638,005
(On the basis of successful               ----------     ----------
efforts accounting)

PIPELINE FACILITIES                          215,549        218,637

OTHER ASSETS

Land                                         511,500        511,500
Investments                                      500            500
                                          ----------     ----------
    Total Other Assets                       512,000        512,000
                                          ----------     ----------
TOTAL ASSETS                              $5,277,411     $5,192,476
                                          ==========     ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable - trade                   $ 528,992     $  586,234
Accrued expenses                             116,160        116,022
Notes payable - current portion            1,609,829      1,628,153
                                          ----------     ----------
    Total Current Liabilities              2,254,981      2,330,409
                                          ----------     ----------
LONG-TERM LIABILITIES

Notes payable - related                       46,618         15,230
Notes payable                                523,218        528,522
                                          ----------     ----------
    Total Long-Term Liabilities              569,836        543,752
                                          ----------     ----------
    Total Liabilities                      2,824,817      2,874,161
                                          ----------     ----------
STOCKHOLDERS' EQUITY

    Common Stock: 500,000,000 shares
    authorized at $0.0001 par value,
    8,953,856 and 8,578,856 shares
    issued and outstanding                       868            858
    Additional paid-in capital             3,980,135      3,884,144
    Retained Earnings                     (1,528,409)    (1,566,687)
                                          ----------     ----------
       Total Stockholders' Equity          2,452,594      2,318,315
                                          ----------     ----------
    TOTAL LIABILITIES AND
    STOCKHOLDERS'S EQUITY                 $5,277,411     $5,192,476
                                          ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        MILLER PETROLEUM, INC.
                   Consolidated Statements of Operations
                            (UNAUDITED)


                                         For the Three Months Ended
                                                      July 31

                                               2004             2003

REVENUES

 Oil and gas revenue                      $    226,944   $    205,976
 Service and drilling revenue                   31,813        308,103
 Retail sales                                   27,900          2,960
 Sale of equipment                               6,500              0
 Other revenue                                     649          1,500
                                         -------------   ------------
   Total Revenue                               293,806        518,539


COSTS AND EXPENSES

 Cost of oil and gas sales                      42,151        171,659
 Selling, general and
 administrative                                 92,744        103,625
 Salaries and wages                             33,706        193,520
 Depreciation, depletion and
 amortization                                   41,056         90,727
                                          ------------   ------------
   Total Costs and Expenses                    209,657        559,531
                                          ------------    -----------
INCOME (LOSS) FROM OPERATIONS                   84,149        (40,992)
                                          ------------   ------------
OTHER INCOME (EXPENSE)

 Interest income                                    59          4,465
 Interest expense                              (45,930)       (56,302)
                                          ------------   ------------
   Total Other Income (Expense)                (45,871)       (51,837)
                                          ------------   ------------
NET INCOME (LOSS)                         $     38,278   $    (92,829)
                                          ============   ============
NET EARNING (LOSS) PER SHARE                      0.01           0.01
                                          ============   ============
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                           8,953,856      8,578,856
                                          ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                          MILLER PETROLEUM, INC
              Consolidated Statement of Stockholders' Equity
                                (UNAUDITED)


                                           Additional
                        Common Shares       Paid-in       Retained
                        Shares  Amount      Capital       Earnings       Total

Balance
April 30, 2004        8,578,856  $858     $3,884,144  ($1,566,687) $2,318,315

Net income for the
three months ended
July 31, 2004           375,000   $10        $95,991      $38,278    $134,279

Balance               ---------  ----     ----------  -----------  ----------
July 31, 2004         8,953,856  $868     $3,980,135  ($1,528,409) $2,452,594
                      =========  ====     ==========  ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements

                         MILLER PETROLEUM, INC.
                   Consolidated Statement of Cash Flows
                               (UNAUDITED)

                                                Three Months     Three Months
                                                         Ended July 31,
                                                    2004              2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                 $  38,278      $ (92,829)
Adjustments to Reconcile Net Income to
Net Cash Provided (Used) by Operating
Activities:
      Depreciation, depletion and amortization       41,056         90,727
      Gain on sale of equipment                           0        (22,564)
      Changes in Operating Assets and Liabilities:
      Decrease (increase) in accounts receivable      7,685        (79,207)
      Decrease (increase) in investments                  0         12,812
      Decrease (increase) in prepaid expenses        25,175            474
      Increase (decrease) in accounts payable       (57,242)       107,334
      Increase (decrease) in accrued expenses           138          7,187
                                                -----------    -----------
        Net Cash Provided (Used) by Operating
        Activities                                   55,090         23,934
                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of oil and gas properties                 (118,125)       (44,601)
                                                -----------    -----------
        Net Cash Provided (Used) by Investing
        Activities                                 (118,125)       (44,601)
                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable                           (23,628)       (19,232)
Proceeds from borrowing                              31,388         50,000
Net proceeds from issuance of common stock           96,001
                                                -----------    -----------
        Net Cash Provided (Used) by Financing
        Activities                                  103,761         30,768
                                                -----------    -----------
NET INCREASE (DECREASE) IN CASH                      40,726         10,101

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                  73,416         77,364
                                                -----------    -----------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                   $   114,142    $    87,465
                                                -----------    -----------
CASH PAID FOR
INTEREST                                        $   (45,930)   $   (56,302)
INCOME TAXES                                              0              0

 The accompanying notes are an integral part of these consolidated financial statements.

                               MILLER PETROLEUM, INC.
                  Notes to the Consolidated Financial Statements

(1) Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 2004 Annual Report on Form 1OKSB. The results of operations for the period ended July 31, 2004 are not necessarily indicative of operating results for the full year.

      The consolidated financial statements and other information furnished herein reflect all adjustment which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods covered by this report.

(2)   RELATED PARTY TRANSACTIONS

      None

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

Results of Operations
---------------------

     The Company had revenues of $293,806 for the first quarter of fiscal 2005, down from the $518,539 in revenues recognized during the first quarter of fiscal 2004.

     Oil and gas revenue for the current quarter was $226,944 up from $205,976 in the first quarter of fiscal 2004. This increase was due primarily to natural gas sales from the Lindsay Land Company lease and higher oil and natural gas prices.

     Service and drilling revenue for the first quarter was $31,813 down from $308,103 for the same quarter last year. This decrease was due to decreased drilling activity.

     During the current quarter, retail sales were $27,900 compared to $2,960 during the first quarter of fiscal 2004. This increase was due to increased sales.

     The Company's net income for the current quarter was $38,278, up from a net loss of $(92,829)for the same quarter of fiscal 2004. This increase was due to better management and increase in oil and gas prices.

     Cost of oil and gas sales for the first quarter of fiscal 2005 was $42,151, down from $171,659 in the same quarter of fiscal 2004, due primarily to better management.

     Selling, general and administrative expenses were $92,744, down from $103,625 in the first quarter of fiscal 2004. This decrease was primarily due to decreases in insurance, legal and professional expenses.

     Salaries and wages for the current quarter were $33,706, down from $193,520 in the first quarter of fiscal 2004.

     Depreciation, depletion and amortization for the first quarter of fiscal 2005 was $41,056 down from $90,727 in the first quarter of 2004. This decrease was due to decreases in depreciation expense.

Item 3.   Controls and Procedures
          -----------------------

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                  PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

          None

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.
-----------

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





Date: September 14, 2004               MILLER PETROLEUM, INC.


                                By:/s/Deloy Miller
                                    ------------------------
                                    Deloy Miller
                                    Chief Executive Officer

Date: September 14, 2004        By:/s/Charles M. Stivers
                                    ------------------------
                                    Charles M. Stivers,
                                    Chief Financial Officer