Form 10QSB
period 2004-10-31
MILLER PETROLEUM INC
filed 2004-12-15
CIK 785968

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 2004
                                       ----------------

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
                       December 15, 2004

                          9,453,856 Common Shares
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




                            MILLER PETROLEUM, INC.
                         Consolidated Balance Sheets

                                  ASSETS

                                         October 31,       April 30,
                                             2004            2004
                                          Unaudited
CURRENT ASSETS

Cash                                       $  57,018     $   73,416
Accounts receivable - trade-, net            313,042        313,137
Inventory                                    494,853        494,853
Prepaid expenses                                   0         39,808
                                           ---------     ----------
     Total Current Assets                    864,913        921,214
                                           ---------     ----------
FIXED ASSETS

Machinery and equipment                    1,034,235      1,036,802
Vehicles                                     364,540        385,465
Buildings                                    313,335        313,335
Office Equipment                              72,549         72,549
Less: accumulated depreciation              (941,032)      (905,531)
                                          ----------     ----------
    Total Fixed assets                       843,627        902,620
                                          ----------     ----------
OIL AND GAS PROPERTIES                     3,111,450      2,638,005
(On the basis of successful               ----------     ----------
efforts accounting)

PIPELINE FACILITIES                          212,462        218,637

OTHER ASSETS

Land                                         511,500        511,500
Investments                                      500            500
                                          ----------     ----------
    Total Other Assets                       512,000        512,000
                                          ----------     ----------
TOTAL ASSETS                              $5,544,452     $5,192,476
                                          ==========     ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable - trade                   $ 525,685     $  586,234
Accrued expenses                             125,789        116,022
Notes payable - current portion            1,582,312      1,628,153
                                          ----------     ----------
    Total Current Liabilities              2,233,786      2,330,409
                                          ----------     ----------
LONG-TERM LIABILITIES

Notes payable - related                       61,164         15,230
Notes payable                                518,082        528,522
                                          ----------     ----------
    Total Long-Term Liabilities              579,246        543,752
                                          ----------     ----------
    Total Liabilities                      2,813,032      2,874,161
                                          ----------     ----------
STOCKHOLDERS' EQUITY

    Common Stock: 500,000,000 shares
    authorized at $0.0001 par value,
    9,453,856 and 8,578,856 shares
    issued and outstanding                       894            858
    Additional paid-in capital             4,245,109      3,884,144
    Retained Earnings                     (1,514,583)    (1,566,687)
                                          ----------     ----------
       Total Stockholders' Equity          2,731,420      2,318,315
                                          ----------     ----------
    TOTAL LIABILITIES AND
    STOCKHOLDERS'S EQUITY                 $5,544,452     $5,192,476
                                          ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     MILLER PETROLEUM, INC.
             Consolidated Statements of Operations
                              (UNAUDITED)

                          For the Three Months Ended  For the Six Months Ended
                                    October 31                October 31
                            2004          2003         2004        2003

REVENUES

  Oil and gas revenue             $ 135,506 $ 155,213 $ 362,450   $ 361,189
  Service and drilling revenue       29,538   515,027    61,351     823,130
  Retail sales                        7,592     3,681    35,492       6,641
  Sale of equipment                  35,989         0    42,489           0
  Other revenue                      30,179         0    30,828       1,500
                                  --------- --------- ---------   ---------
    Total Revenue                   238,804   673,921   532,610   1,192,460
                                  --------- --------- ---------   ---------
COSTS AND EXPENSES

  Cost of oil and gas sales          34,484   167,527    76,635     339,186
  Selling, general and
  administrative                     33,246   164,980   125,990     268,605
  Salaries and wages                 64,068   198,557    97,774     392,077
  Depreciation, depletion and
  amortization                       43,165    87,184    84,221     177,911
                                  --------- ---------  --------  ----------
     Total Costs and Expense        174,963   618,248   384,620   1,177,779
                                  --------- ---------  --------  ----------
INCOME (LOSS) FROM OPERATIONS        63,841    55,673   147,990      14,681
                                  --------- ---------  --------  ----------
OTHER INCOME (EXPENSE)

  Interest income                       186       467       245       1,182
  Interest expense                  (50,201)  (42,635)  (96,131)    (95,187)
                                  --------- ---------  --------  ----------
     Total Other Income (Expense)   (50,015)  (42,168)  (95,886)    (94,005)
                                  --------- ---------  --------  ----------
NET INCOME (LOSS)                 $  13,826 $  13,505  $ 52,104  $  (79,324)
                                  ========= =========  ========  ==========
NET EARNING (LOSS) PER SHARE           0.00      0.00      0.00        0.00
                                  ========= =========  ========  ==========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                9,120,523 8,578,856 9,453,856   8,578,856
                                  ========= ========= =========  ==========

The accompanying notes are an integral part of these consolidated financial statements.
                              Page 4

                       MILLER PETROLEUM, INC
           Consolidated Statement of Stockholders' Equity
                             (UNAUDITED)

                                          Additional
                          Common Shares    Paid-in      Retained
                          Shares  Amount   Capital      Earnings      Total
Balance
April 30, 2004           8,578,856  $858  $3,884,144  ($1,566,687)  $2,318,315

Common Stock
issued for cash            375,000   $10     $95,991                   $96,001

Common Stock
issued for leases          500,000   $26    $264,974                   265,000

Net loss for the
Six months ended
October 31, 2004                                          $52,104      $52,104

Balance                  ---------  ----  ----------  -----------   ----------
October 31, 2004         9,453,856  $894  $4,245,109  ($1,514,583)  $2,731,420
                         =========  ====  ==========  ===========   ==========

The accompanying notes are an integral part of these consolidated financial statements

                                 Page 5
                           MILLER PETROLEUM, INC.
                Consolidated Statement of Cash Flows
                            (UNAUDITED)

                                                  Six Months      Six Months
                                                         Ended October 31,
                                                    2004              2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                  $  52,104     $ (79,324)
Adjustments to Reconcile Net Income to
Net Cash Provided (Used) by Operating
Activities:
  Depreciation, depletion and amortization            84,221        177,911
  Gain on sale of equipment                            2,877        (22,564)
  Changes in Operating Assets and Liabilities:
    Decrease (increase) in accounts receivable            95          6,468
    Decrease (increase) in investments                     0         12,812
    Decrease (increase) in prepaid expenses           39,808         26,042
    Increase (decrease) in accounts payable          (60,549)        (5,493)
    Increase (decrease) in accrued expenses            9,767         10,825
                                                   ---------     ----------
       Net Cash Provided (Used) by Operating
       Activities                                    128,323        126,677
                                                   ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                                      0        (42,591)
Purchase of oil and gas properties                  (230,375)      (269,880)
                                                   ---------     ----------
Net Cash Provided (Used) by Investing Activities    (230,375)      (312,471)
                                                   ---------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable                            (56,281)      (236,723)
Proceeds from borrowing                               45,934        400,662
Net Proceeds from issuance of common stock            96,001              0
                                                   ---------     ----------
Net Cash Provided (Used) by Financing Activities      85,654        163,939
                                                   ---------     ----------
NET INCREASE (DECREASE) IN CASH                      (16,398)       (21,855)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                   73,416         77,364
                                                   ---------     ----------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                      $  57,018     $   55,509
                                                   ---------     ----------
CASH PAID FOR
INTEREST                                           $ (96,131)    $  (95,187)
INCOME TAXES                                               0              0

 The accompanying notes are an integral part of these consolidated financial Statements.

                              Page 6
                               MILLER PETROLEUM, INC.
                  Notes to the Consolidated Financial Statements

(1) Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 2004 Annual Report on Form 1OKSB. The results of operations for the period ended October 31, 2004 are not necessarily indicative of operating results for the full year.

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

     In December 2002, the FASB issued SFAS No. 148, Accounting of Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 ("Statement 148"). This amendment provides two additional methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, more prominent disclosures in both annual and interim financial statements are required for stock-based employee compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of Statement 148 did not have a impact on the Company's consolidated financial statements.

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

Results of Operations
---------------------

     The Company had revenues of $238,804 for the second quarter of fiscal 2005, down from the $673,921 in revenues recognized during the second quarter of fiscal 2004.

     Oil and gas revenue for the current quarter was $135,506 down from $155,233 in the second quarter of fiscal 2004. This decrease was due primarily to decreased production.

     Service and drilling revenue for the second quarter was $29,538 down from $308,103 for the same quarter last year. This decrease was due to decreased drilling activity.

     Sale of equipment and Other revenue for the second quarter were $ 35,989 and $30,179 respectively up from $0 for the second quarter of 2004. This increase was due to equipment sales and other revenue generated for the second quarter of 2005.

     During the current quarter, retail sales were $7,592 compared to $3,681 during the second quarter of fiscal 2004. This increase was due to increased sales.

     The Company's net income for the current quarter was $13,826, up from net income of $13,505 for the same quarter of fiscal 2004. This increase was due to better management and increase in oil and gas prices.

     Cost of oil and gas sales for the second quarter of fiscal 2005 was $34,484, down from $167,527 in the same quarter of fiscal 2004, due primarily to better management.

    Selling, general and administrative expenses were $33,246, down from $164,980 in the second quarter of fiscal 2004. This decrease was primarily due to decreases in insurance, legal and professional expenses.

     Salaries and wages for the current quarter were $64,068, down from $198,557 in the second quarter of fiscal 2004.

     Depreciation, depletion and amortization for the second quarter of fiscal 2005 was $43,165 down from $87,184 in the second quarter of 2004. This decrease was due to decreases in depreciation expense.


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





Date: December 15, 2004              MILLER PETROLEUM, INC.


                                By:/s/Deloy Miller
                                    ------------------------
                                    Deloy Miller
                                    Chief Executive Officer

Date: December 15, 2004         By:/s/Charles M. Stivers
                                    ------------------------
                                    Charles M. Stivers,
                                    Chief Financial Officer