Form 10KSB/A
period 2004-04-30
MILLER PETROLEUM INC
filed 2005-02-15
CIK 785968

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
April 30, 2004 - $1,966,795.

State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

February 15, 2005 - $1,731,598. There are approximately 4,947,422 shares of common voting stock of the Registrant held by non-affiliates. On February 15, 2005 the average bid and asked price was $0.35.


                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS)

Not Applicable.


                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                February 15, 2005

                                   9,466,856
                                   ---------

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

        None.

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

     During fiscal 2004, future cash flows discounted 10% after income taxes from proved reserves increased from $13,165,412 to $23,149,947. Management believes that this increase was significant.

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

     Gross revenue for fiscal 2004 was $1,966,795, compared to $1,850,491 in fiscal 2003. The increase was due to the Company's service and drilling activity.

     Costs for oil and gas sales increased in fiscal 2004 from $415,435 to $457,436 due to an increase in production costs.

     Selling, general and administrative expenses were $591,870, up from $529,775 in fiscal 2003. The reason for this increase was increased costs.


     Salaries and wages decreased from $784,281 to $511,786 for fiscal 2003. The decrease was due to cost savings by management.

     Depreciation, depletion and amortization decreased from $360,706 to $265,950. Depletion of oil and gas properties was the major component of this decrease.

     Income from operations for fiscal 2004 was $139,753, up from a loss of ($239,706) in fiscal 2003 because of the above stated reasons.

     Interest expense increased from $194,528 in fiscal 2003 to $195,919 in the current year. The primary reason for the increase was additional borrowing during the current year.

     Miller's Net loss was ($11,351), up from a net loss of ($424,429) in fiscal 2003. The reason was management's savings on salaries and decreases in Depreciation, Depletion and Amortization.

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

     Cash and cash equivalents at April 30, 2004, was $2,416 down from $3,364 in fiscal 2003.

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

                   CONSOLIDATED FINANCIAL STATEMENTS

                        April 30, 2004 and 2003

INDEPENDENT AUDITORS' REPORT

Board of Directors
Miller Petroleum, Inc.
Huntsville, Tennessee

We have audited the accompanying consolidated balance sheet of Miller Petroleum, Inc. and Subsidiaries as of April 30, 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Miller Petroleum, Inc. as of and for the year ended April 30,
2003 (as restated   see Note 2) were audited by other auditors whose report
dated August 12, 2003 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Miller Petroleum, Inc. and Subsidiaries as of April 30, 2004, and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/Rodefer Moss & Co, PLLC
Knoxville, Tennessee
February 3, 2005

                  Miller Petroleum, Inc.
               Consolidated Balance Sheets

                                                 As Restated    As Restated
                                                   April 30       April 30
                                                     2004            2003
ASSETS
CURRENT ASSETS

Cash                                            $     2,416      $     3,364
Investments                                               -           12,812
Accounts receivable                                 117,167          108,273
Current portion of note receivable                   18,875           14,201
Inventory                                            50,911           37,819
Deferred offering costs                              88,842                -
Prepaid expenses                                     66,590           29,410
                                                -----------      -----------
   Total Current Assets                             344,801          205,879
                                                -----------      -----------
FIXED ASSETS
Machines and Equipment                            1,036,802        1,416,709
Vehicles                                            385,465          408,801
Buildings                                           313,335          313,335
Office equipment                                     72,549           74,379
Less:accumulated depreciation                      (905,531)        (954,163)
                                                -----------      -----------
   Total Fixed Assets                               902,620        1,259,061
                                                -----------      -----------
OIL AND GAS PROPERTIES                            2,638,005        2,116,026
(On the basis of successful                     -----------      -----------
efforts accounting)

PIPELINE FACILITIES                                 218,637          235,104
                                                -----------      -----------
OTHER ASSETS
Land                                                511,500          511,500
Investments                                             500              500
Equipment held for sale                             443,942          496,441
Long-term notes receivable - Meyers                  56,338           75,213
Cash - restricted                                    71,000           74,000
                                                -----------      -----------
   Total Other Assets                             1,083,280        1,157,654
                                                -----------      -----------
TOTAL ASSETS                                    $ 5,187,343      $ 4,973,724
                                                ===========      ===========
See notes to consolidated financial statements.

                 Miller Petroleum, Inc.
               Consolidated Balance Sheets

                                                 As Restated    As Restated
                                                   April 30       April 30
                                                     2004            2003
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable - trade                        $   335,556     $    464,515
Accrued expenses                                    116,011           84,191
Current portion of notes payable -
Related parties                                   1,360,000            9,087
Other                                               176,624          511,824
                                                -----------     ------------
     Total Current Liabilities                    1,988,191        1,069,617
                                                -----------     ------------
LONG-TERM LIABILITIES

Notes payable-Related parties                       269,230        1,375,230
Other                                               616,739          377,478
                                                -----------     ------------
Total Long-Term Liabilities                         885,969        1,752,708
                                                -----------     ------------
   Total Liabilities                              2,874,160        2,822,325
                                                -----------     ------------
STOCKHOLDERS' EQUITY

Common Stock: 500,000,000
shares authorized at
0.0001 par value,
8,378,856 and 8,293,856
shares issued and outstanding                           838              830
Additional paid-in capital                        4,173,998        4,000,871
Retained earnings                                (1,861,653)      (1,850,302)
                                                -----------     ------------
Total Stockholders' Equity                        2,313,183        2,151,399
                                                -----------     ------------
   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                         $ 5,187,343     $  4,973,724
                                                ===========     ============
See notes to consolidated financial statements

                  MILLER PETROLEUM, INC.
          Consolidated Statements of Operations
                                                As restated
                                                  For the          For the
                                                Years Ended      Years Ended
                                                  April 30,       April 30,
                                                    2004             2003
REVENUES
Oil and gas revenue                             $   773,033     $    741,212
Service and
  drilling revenue                                1,186,823        1,099,079
Retail sales                                          6,939           10,200
                                                -----------     ------------
     Total Revenue                                1,966,795        1,850,491
                                                -----------     ------------
COSTS AND EXPENSES
Cost of oil and gas sales                           457,436          415,435
Selling, general and administrative                 591,870          529,775
Salaries and wages                                  511,786          784,281
Depreciation, depletion
and amortization                                    265,950          360,706
                                                -----------     ------------
  Total Costs and Expenses                        1,827,042        2,090,197
                                                -----------     ------------
INCOME (LOSS)
FROM OPERATIONS                                     139,753         (239,706)
                                                -----------     ------------
OTHER INCOME (EXPENSE)
Interest income                                       1,918            1,618
Gain on Sale of Equipment                            42,897           73,703
Interest expense                                   (195,919)        (194,528)
Unrealized stock loss                                     -          (65,516)
                                                -----------     ------------
  Total Other Income
  (Expense)                                        (151,104)        (184,723)

INCOME TAXES                                              -                -
                                                -----------     ------------
NET LOSS                                        $   (11,351)    $   (424,429)
                                                ===========     ============
BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE                                $     (0.00)    $      (0.05)
                                                ===========     ============
BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                8,350,048        8,217,261
                                                ===========     ============
See notes to consolidated financial statements

          MILLER PETROLEUM, INC.
Consolidated Statements of Stockholders' Equity


                                          Additional
                          Common  Shares  Paid-in      Retained
                          Shares  Amount  Capital      Earnings       Total

Balance, April 30,2002
   as previously stated  8,578,856  $858 $3,884,144  $(1,188,418) $ 2,696,584

Effect of restatement     (450,000)  (45)               (237,455)    (237,500)
                         ---------  ---- ----------  -----------  -----------
Restated balance,
April 30, 2002           8,128,856   813  3,884,144   (1,425,873)   2,459,084

Issuance of shares for
cash                        85,000     9     47,491            -       47,500

Issuance of shares for
consulting                  80,000     8     69,236            -       69,244

Net loss for the year
ended April 30, 2003             -     -          -     (424,429)    (424,429)

Restated balance,
April 30, 2003           8,293,856   830  4,000,871   (1,850,302)   2,151,399
                         ---------  ---- ----------  -----------  -----------
Issuance of shares in
connection with deferred
offering                    85,000     8     88,834            -       88,842

Issuance of warrants as
prepayment of financing
costs                            -     -     59,293            -       59,293

Issuance of options
for services                     -     -     25,000            -       25,000

Net income for the year
ended April 30, 2004             -     -          -      (11,351)     (11,351)

Restated balance,
April 30, 2004           8,378,856 $ 838 $4,173,998  $(1,861,653) $ 2,313,183
                         ========= ===== ==========  ===========  ===========

See notes to consolidated financial statements

                  Miller Petroleum, Inc.
          Consolidated Statements of Cash Flows

                                                 As Restated
                                                   April 30       April 30
                                                     2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)                                $   (11,351)  $   (424,429)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by Operating Activities:
  Depreciation, depletion  and amortization          265,950        360,706
  Write down of investments                                -         65,516
  Gain on sale of equipment                          (42,897)       (73,703)
  Common stock issued in exchange for services             -         69,244
  Options issued in exchange for services             25,000              -
   Changes in Operating Assets and Liabilities:
      Decrease (increase) in accounts receivable      (8,894)       (34,520)
      Decrease (increase) in inventory               (13,092)         4,262
      Decrease (increase) in equipment held for sale  52,499         28,765
      Decrease (increase) in prepaid expenses        (10,398)           902
      Increase (decrease) in accounts payable        121,729         77,884
      Increase (decrease) in accrued expenses         31,820          7,338
                                                 -----------   ------------
Net Cash Provided by Operating Activities            410,366         81,965
                                                 -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investments                  12,812              -
  Purchase of equipment                             (113,834)      (209,160)
  Purchase of oil and gas properties                (565,779)       (61,007)
  Proceeds from sale of equipment                    340,000        173,203
  Decrease in restricted cash                          3,000         (2,000)
  Lending on note receivable                               -        (89,414)
  Collection of note receivable                       14,201              -
                                                 -----------   ------------
Net Cash Used by Investing Activities               (309,600)      (188,378)
                                                 -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of shares for cash                              -         47,500
  Payments on Notes Payables                        (502,376)      (371,165)
  Proceeds from borrowings                           400,662        429,048
                                                 -----------   ------------
Net Cash Provided (Used) by Financing Activities    (101,714)       105,383
                                                 -----------   ------------
NET INCREASE (DECREASE) IN CASH                         (948)        (1,030)

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                                      3,364          4,394
                                                 -----------   ------------
CASH AND CASH EQUIVALENTS,
END OF YEAR                                      $     2,416   $      3,364
                                                 ===========   ============

See notes to consolidated financial statements.

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

                      MILLER PETROLEUM, INC.
          Notes to the Consolidated Financial Statements
                     April 30, 2004 and 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

b.  Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The successful efforts method of accounting is used for oil and gas property acquisitions, exploration and production activities as defined by the Securities and Exchange Commission, whereby all costs incurred in connection with the properties, productive, are capitalized. Capitalized costs related to proved properties and estimated future costs to be incurred in the development of proved reserves is amortized using the unit-of- production method. Capitalized costs are annually subjected to a test of recoverability by comparison to the present value of future net revenues from proved reserves. Any capitalized costs in excess of the present value of future net revenues from proved reserves, adjusted for the cost of certain unproved properties, are expensed in the year in which such an excess occurs. The Company has elected an April 30 year end.

c.  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.

Management believes that none of its long-lived assets are impaired, and the accompanying financial statements reflect no charges or allowances for impairment.

d.  Earnings Per Share.

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share include the dilutive effect of stock warrants using the treasury stock method. Due to the nominal earnings and the fractional nature of per share amounts, basis and diluted earnings per share are presented as the same amount for the year ended April 30,2004. Potentially dilutive shares for the year ended December 31, 2003, were not included in the diluted per share calculation because their effect would be anti-dilutive.

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

i.  Accounts receivable -

Accounts receivable arise from sales of gas and oil, equipment and services. Credit is extended based on the evaluation of the customer's creditworthiness, and generally collateral is not required. Accounts receivable more than 45 days old are considered past due. The Company does not accrue late fees or interest income on past due accounts. Management uses the aging of accounts receivable to establish an allowance for doubtful accounts. Credit losses are written off to the allowance at the time they are deemed not to be collectible. Credit losses have historically been minimal and within management's expectations. The allowance for doubtful accounts was $8,684 at April 30, 2004 and 2003. Accounts receivable more than 90 days old were $22,722 at April 30, 2004 and $ 19,350 at April 30, 2003.

i. Investment securities

Investment securities available for sale are reported at fair value, with unrealized gains and losses, when material, reported as a gain or loss on the statement of operations for the year.

                      MILLER PETROLEUM, INC.
          Notes to the Consolidated Financial Statements
                     April 30, 2004 and 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

j.  Inventory

Inventory consists primarily of crude oil in tanks and is carried at market value.

k.  Equipment Held for Sale

Used equipment is acquired by the Company for resale. When used equipment is acquired by the Company in basket purchases, the cost is applied only to the marketable portion of the equipment.

l.  Estimates

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

m.  Reclassifications

Certain amounts and balances pertaining to the April 30, 2003 financial statements have been reclassified to conform with the April 30, 2004 financial statement presentations.

n.  Stock Warrants

The Company measures its equity transactions with non-employees using the fair value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123. The Company continues to use the intrinsic value approach as prescribed by APB Opinion No. 25 in measuring equity transactions with employees. Accordingly, no compensation cost has been recognized for the stock option plan with employees.

o.  Income Taxes

The Company accounts for income taxes using the "asset and liability method." Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets arise primarily from net operating loss carryforwards. Management evaluates the likelihood of realization of such assets at year-end reserving any such amounts not likely to be recovered in future periods.

                      MILLER PETROLEUM, INC.
          Notes to the Consolidated Financial Statements
                     April 30, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

p.  New Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. SFAS No. 133 (as amended by SFAS 137 AND SFAS 138) requires a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivatives is a fair value hedge, changes in the fair value of the hedged assets, liabilities or firm commitments are recognized through earnings. If the derivative is a cash flow hedge the effective portion of changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS No. 133, as amended, did not have a material impact on the Company's consolidated financial statements.

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

                      MILLER PETROLEUM, INC.
          Notes to the Consolidated Financial Statements
                     April 30, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

p.  New Accounting Pronouncements (Cont.)

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 becomes effective for the Company's fiscal year beginning January 1, 2003. There will be no current impact of adoption on its financial position or results of operations. The FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on April 30, 2002. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. This statement rescinds SFAS No. 4, Reporting Gains and Losses From Extinguishment of Debt, and requires that all gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Any gain or loss on extinguishment of debt that was classified, as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. There is no current impact of adoption on the Company's financial position or result of operations.

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

p.  New Accounting Pronouncements (Cont.)

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock- Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Management has adopted certain of the disclosure modifications required for fiscal years ending after December 15, 2002.

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

q. Major Customers

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

                      MILLER PETROLEUM, INC.
          Notes to the Consolidated Financial Statements
                     April 30, 2004 and 2003


NOTE 2 RESTATEMENT OF FINANCIAL STATEMENTS

The Company previously issued its financial statements as of and for the year ended April 30, 2004, which were included in its Form 10KSB filed on July 29, 2004. The filing included a report, dated July 20, 2004, which expressed an unqualified opinion on those statements by independent accountants who had not registered with the Public Companies Accounting Oversight Board (PCAOB). Additionally, the report, failed to note the conduct of the audit in accordance with the standards of the PCAOB. Because of these failures, the Company's financial reporting was not in compliance with rules established by the Securities Exchange Commission, and accordingly, the Company engaged other auditors to conduct a PCAOB-compliant audit of its April 30, 2004 financial statements.

In connection with the PCAOB-compliant audit of the 2004 financial statements, management identified errors in amounts previously reported in the Company's financial statements for the years ended April 30, 2002, 2003 and 2004. The Company made an error in failing to record, in total, bad debt expense of approximately $237,500 in relation to the non-payment of a stockholder receivable in 2002, resulting in a misstatement of retained earnings in 2002, 2003 and 2004. In 2004 the Company's previously issued financial statements failed to include compensation and interest expense of approximately $57,000 in connection with issuances of options and warrants. The Company, therefore, is restating its financial statements beginning with financial position at April 30, 2002 and including its annual financial statements for 2003 and 2004.

NOTE 3 STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

CASH PAID FOR:
Interest                                           $(195,919)    $(194,528)
Income Taxes                                               -             -

NON-CASH FINANCING ACTIVITIES:
Common stock issued for services                   $       -     $  69,244
Financing costs from issuance of warrants             59,293             -
Common stock issued for deferred offering costs       88,842             -
Options issued for services                           25,000             -
Conversion of account to note payable                250,689             -

NOTE 4 DEFERRED OFFERING COST

Through April 30, 2004, the Company issued 85,000 shares of its common stock valued at approximately $89,000 in connection with a proposed public offering of its common stock. In June, 2004, the Company postponed its proposed public offering due to market conditions. If the proposed offering were to be permanently abandoned, the costs incurred would be charged to expense in the period the decision is made. If the proposed offering is successful, the contribution to shareholders' equity will be reduced by these costs.

                      MILLER PETROLEUM, INC.
          Notes to the Consolidated Financial Statements
                     April 30, 2004 and 2003

NOTE 5 - OIL AND GAS PROPERTIES - PIPELINE FACILITIES

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

NOTE 6 - LONG-TERM DEBT

The Company had the following debt obligations at April 30, 2004:

Note payable to Home Federal Bank secured by equipment
bearing interest at 9.75% due in monthly payments with
final payment due in August 2005.                             $    7,001

Note payable to First National Bank of Oneida secured by
stock and equipment bearing interests at 7.00% due on
January 14, 2005.                                                136,650

Note payable to American Fidelity Bank secured by
equipment bearing interest at 4.00% due in monthly
payments of $2,272 with final payment due in
August 2008.                                                     366,724

Note payable to General Motors Acceptance Corporation secured by a pickup bearing 0.00% interest due in monthly payments of
$721 with final payment due in October 2004.                       5,768

Note payable to General Motors Acceptance Corporation secured by a Suburban bearing 0.00% interest due in monthly payments of
$894 with final payment due in October 2004.                       7,152

Line of credit payable to First National Bank of the Cumberlands secured by equipment and accounts receivable bearing interest at
7.934% due on demand on August 12, 2004.                          19,380

Note payable to supplier. Secured by assignment of royalty
income from five gas wells in Campbell County, Tennessee.
Interest at prime.                                               250,688

                      MILLER PETROLEUM, INC.
          Notes to the Consolidated Financial Statements
                     April 30, 2004 and 2003


NOTE 6 - LONG-TERM DEBT (Continued)

Note payable to related party unsecured at 7.00% with
payments due yearly with the principle due
in May of 2005.                                              $    15,230

Note payable to related party secured by twelve oil
and gas wells bearing interest at 9.00%
and requiring interest payments quarterly with
Principle due in December 2004.                                1,110,000

Note payable to related party bearing interest at 8.00%
with principle due in December 2005.                             254,000

Note payable to related party secured by twelve oil and gas
wells bearing interest at 9.00% and requiring interest payments
quarterly with principle due in December 2004.                   250,000
                                                              ----------
         Total notes payable                                   2,422,593
         Less current maturities                               1,536,624
                                                              ----------
         Notes payable - long-term                            $  885,969
                                                              ==========
   Year Ending April 30,                      Amount

               2005                      $1,536,624
               2006                         419,867
               2007                         130,868
               2008                          33,613
               2009 and thereafter          301,621
                                            ----------
                                            $2,422,593
                                            ==========

                      MILLER PETROLEUM, INC.
          Notes to the Consolidated Financial Statements
                     April 30, 2004 and 2003


NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has a note payable to Sharon Miller (wife of Deloy Miller, a majority stockholder) for $15,230 at April 30, 2004. The note is payable with a principle payment of $15,230 due in May 2005. The note is the balance remaining on the original purchase of the property that houses the offices.

The Company issued a note payable of $1,110,000 and $250,000 on August 13, 2003 at 9% with a one year term to Sherri Ann Parker Lee and William Parker Lee respectively. This note payable was issued to raise working capital. The related party notes are due to members of the Company's board of directors or their immediate families.

NOTE 8 - ASSET RETIREMENT OBLIGATION

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

NOTE 10 - INCOME TAXES

The Company provides deferred income tax assets and liabilities using the liability method for temporary differences between book and taxable income.

A reconciliation of the statutory U. S. Federal income tax and the income tax provision included in the accompanying consolidated statements of loss is as follows:

 April 30,                                 2004      2003

Statutory rate                              34%       34%
Tax benefit at statutory rate          (13,000)  (91,000)
State income tax benefit                (2,800)  (19,000)
Other
                                       -------  --------
Increase in deferred tax asset and
   valuation allowance                 $15,800  $110,000
                                       =======  ========

                      MILLER PETROLEUM, INC.
          Notes to the Consolidated Financial Statements
                     April 30, 2004 and 2003


 April 30,                                2004           2003

Net operating loss carryforward         4,007,000      3,960,000
                                       ----------     ----------
                                        4,007,000      3,960,000
                                       ----------     ----------
Valuation allowance                    -4,007,000     -3,960,000
                                       ----------     ----------
Net deferred taxes                              0              0
                                       ----------     ----------


The Company recorded a valuation allowance at April 30, 2004, and 2003 equal to the excess of deferred tax assets over deferred tax liabilities, as management is unable to determine that these tax benefits are more likely than not to be realized.

The Company had available, to offset taxable income, cumulative net operating loss carryforwards arising from the periods since the year ended April 30, 1989 of approximately $ 4,000,000 at April 30, 2004. The carryforwards begin expiring in 2005.


NOTE 11   STOCKHOLDERS' EQUITY

During the year ended April 30, 2003, the Company issued 85,000 shares of its common stock for total proceeds of $47,500 and issued 80,000 shares of common stock in exchange for consulting services valued at $69,244.

During the year ended April 30, 2003, the Company issued 85,000 shares for services in connection with a planned offering. The Company recorded $88,842 in deferred offering costs on its balance sheet in connection with the transaction.

                      MILLER PETROLEUM, INC.
          Notes to the Consolidated Financial Statements
                     April 30, 2004 and 2003


NOTE 11   STOCKHOLDERS' EQUITY (Continued)

In August 2003, Company issued 1,110,000 warrants to Sherri Ann Parker Lee and 250,000 warrants to William Parker Lee. The warrants were issued along with the note payable to them dated August 13, 2003 and can be exercised for $0.80 per share, and expire on January 1, 2005. The warrants were recorded as $59,293 of prepaid financing costs and will be amortized to interest expense over the term of the loan. Interest expense connected with the warrants was $32,511 for the year ended April 30, 2004

In March 2004, the Company issued 100,000 options in exchange for services. The warrants can be exercised for $0.50 per share, and expire in March, 2006. In connection with the transaction the Company recorded an expense of $25,000.

Additionally, the Company has warrants and options outstanding from prior periods. All warrants must be adjusted in the event of any forward or reverse split of outstanding common stock. The warrants have no voting rights or liquidation preferences, unless exercised in accordance with the particular warrant.

Information regarding the warrants for 2004 and 2003 is as follows:

                                   2004                     2003

                                    Weighted Average         Weighted Average
                          Shares    Exercise Price    Shares Exercise Price
Options outstanding,
    beginning of year     1,902,256     $ 1.06        1,787,256    $ 1.09
Options canceled            926,584       1.24                -       n/a
Options exercised                 -        n/a                -       n/a
Options granted           1,460,000       0.78          115,000    $ 0.46
                          ---------     ------        ---------    ------
Options outstanding,
    end of year           2,435,672     $ 0.80        1,902,256    $ 1.06
                          =========     ======        =========    ======
Options exercisable,
    end of year           2,435,672     $ 0.80        1,902,256    $ 1.06
                          =========     ======        =========    ======

Option price range,
    end of year                  $0.46 to 1.25            $0.46 to 2.00

Option price range,
    exercised shares                  n/a                      n/a

Options available for
    grant at end of year               0                        0

Weighted average fair
    value of options
    granted during
    the year                         $0.05                    $0.06


NOTE 12 - S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

Capitalized Costs Relating to
               Oil and Gas Producing Activities
                                                      April 30,
                                                2004             2003

Proved oil and gas properties
 and related lease equipment
     Developed                              $ 3,362,316       $ 2,825,277
     Non-developed                               31,053            31,053
                                            -----------       -----------
                                              3,393,369         2,856,330
Accumulated depreciation and depletion         (755,364)         (740,304)
                                            -----------       -----------
Net Capitalized Costs                       $ 2,638,005       $ 2,116,026
                                            ===========       ===========  (1)

NOTE 12 - S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

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
                                                   =========      ==========

 (4)  Reserve Quantity Information

The following schedule estimates proved oil and natural gas reserves attributable to the Company. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved - developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in barrels of oil (Bbls) and thousands of cubic feet of natural gas (Mcf). Geological and engineering estimates of proved oil and natural gas reserves at one point in time are highly interpretive, inherently imprecise and subject to ongoing revisions that may be substantial in an amount. Although every reasonable effort is made to ensure that the reserve estimates reported represent the most accurate assessments possible, these estimates are by their nature generally less precise that other estimates presented in connection with financial statement disclosures.

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
                                         ==========      ===========


In addition to the proved developed producing oil and gas reserves reported in the geological and engineering reports, the Company holds ownership interests in various proved - undeveloped properties. The reserve and engineering reports performed for the Company were by Glover Petroleum Consultants of Crossville, Tennessee for the year ended April 30, 2004 and April 30, 2003. Although wells have been drilled and completed in each of these four properties, certain production and pipeline facilities must be installed before actual gas production will be able to commence. The most recent development plan for these properties indicates that facilities installation and commencement of production will be in the summer of 2005. However, such timing as well as the actual financing arrangements that will be secured by the Company are uncertain at this time. Therefore, these proven undeveloped reserves are not being included in the presentation of the oil and gas reserves at April 30, 2004, nor are such reserves being considered in calculating depreciation, depletion and amortization expense for the year based on the April 30, 2004 balance of the proven developed producing reserves set forth above.

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved developed reserves for the years ended April 30, 2004 and 2003. Estimated future cash flows were based on independent reserves evaluation from Glover Petroleum Consultants for the years ended April 30, 2004 and April 30, 2003, respectively. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at April 30, 2004 and 2003, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves or in estimating future results of operations.

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


Date: 2/15/05                                By/s/Deloy Miller
     --------                                  ---------------------------
                                               Deloy Miller, CEO and
                                               Director


     In accordance with the Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                             MILLER PETROLEUM, INC.


Date: 2/15/05                                By/s/Deloy Miller
     --------                                  ---------------------------
                                               Deloy Miller, CEO and
                                               Director


Date: 2/15/05                                By/s/Charles M. Stivers
     --------                                  ---------------------------
                                               Charles M. Stivers, CFO and
                                               Director

Date: 2/15/05                                By/s/Herman Gettelfinger
     --------                                  ---------------------------
                                               Herman Gettelfinger, Director