Form 10QSB
period 2005-01-31
MILLER PETROLEUM INC
filed 2005-03-23
CIK 785968

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 2005
                                       ----------------

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

                        March 15, 2005

                          9,253,856 Common Shares

Transitional Small Business Issuer Format    Yes X   No
                                                ---     ---

                       PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of Miller Petroleum, Inc., a Tennessee corporation (the "Company"), required to be filed with this Quarterly Report were prepared by management. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                            MILLER PETROLEUM, INC.
                         Consolidated Balance Sheets


                                          January 31     April 30
                                            2005           2004
                                          Unaudited     As Restated
ASSETS
CURRENT ASSETS

Cash                                       $  48,722     $    2,416
Accounts receivable                          144,211        117,167
Current portion of note receivable                 0         18,875
Inventory                                     51,250         50,911
Deferred offering costs                       88,842         88,842
Prepaid expenses                                   0         66,590
                                           ---------     ----------
     Total Current Assets                    333,025        344,801
                                           ---------     ----------
FIXED ASSETS

Machinery and equipment                    1,003,235      1,036,802
Vehicles                                     341,734        385,465
Buildings                                    313,335        313,335
Office Equipment                              72,549         72,549
Less: accumulated depreciation              (927,880)      (905,531)
                                          ----------     ----------
    Total Fixed assets                       802,973        902,620
                                          ----------     ----------
OIL AND GAS PROPERTIES                     3,176,644      2,638,005
(On the basis of successful               ----------     ----------
efforts accounting)

PIPELINE FACILITIES                          209,386        218,637

OTHER ASSETS
Land                                         511,500        511,500
Investments                                      500            500
Equipment held for sale                      443,942        443,942
Long-term notes receivable - Meyers                0         56,338
Cash - restricted                             69,000         71,000
                                          ----------     ----------
    Total Other Assets                     1,024,942      1,083,280
                                          ----------     ----------
TOTAL ASSETS                              $5,546,970     $5,187,343
                                          ==========     ==========
See notes to consolidated financial statements.

                     Miller Petroleum, Inc.
                  Consolidated Balance Sheets


                                          January 31      April 30
                                             2005           2004
                                          Unaudited      As Restated
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable - trade                   $ 297,692     $  335,556
Accrued expenses                             160,831        116,011
Current portion of notes payable -
Related parties                            1,434,000      1,360,000
Other                                        127,023        176,624
                                          ----------     ----------
    Total Current Liabilities              2,019,546      1,988,191
                                          ----------     ----------
LONG-TERM LIABILITIES

Notes payable-Related parties                244,139        269,230
Other                                        543,788        616,739
                                          ----------     ----------
    Total Long-Term Liabilities              787,927        885,969
                                          ----------     ----------
    Total Liabilities                      2,807,473      2,874,160
                                          ----------     ----------
STOCKHOLDERS' EQUITY

Common Stock: 500,000,000 shares
authorized at $0.0001 par value,
9,173,856 and 8,378,856 shares
issued and outstanding                           917            838
Additional paid-in capital                 4,534,920      4,173,998
Retained Earnings                         (1,796,340)    (1,861,653)
                                          ----------     ----------
       Total Stockholders' Equity          2,739,497      2,313,183
                                          ----------     ----------
    TOTAL LIABILITIES AND
    STOCKHOLDERS'S EQUITY                 $5,546,970     $5,187,343
                                          ==========     ==========

See notes to consolidated financial statements

                        MILLER PETROLEUM, INC.
                   Consolidated Statements of Operations
                             (UNAUDITED)

                         For the Three Months Ended  For the Nine Months Ended
                                  January 31                 January 31
                                            Restated                  Restated
                             2005         2004         2005         2004
REVENUES

  Oil and gas revenue          $ 238,790 $ 207,448      $ 601,240   $ 568,637
  Service and drilling revenue    29,514   238,579         90,865   1,061,710
  Retail sales                       455       298         35,947       6,939
  Other revenue                       45    35,824         30,873      37,324
                               --------- ---------     ----------  ----------
     Total Revenue               268,804   482,149        758,925   1,674,610
                              ---------- ---------     ----------  ----------
COSTS AND EXPENSES

  Cost of oil and gas sales       38,890    70,406        115,525     409,591
  Selling, general and
  administrative                  74,706   156,683        200,696     425,288
  Salaries and wages              82,884   130,923        180,658     523,000
  Depreciation, depletion and
  amortization                    63,330   118,123        152,659     306,870
                               --------- ---------       --------   ---------
     Total Costs and Expense     259,810   476,135        649,538   1,664,749
                               --------- ---------       --------   ---------
INCOME (LOSS) FROM OPERATIONS      8,994     6,014        109,387       9,681
                               --------- ---------      ---------   ---------
OTHER INCOME (EXPENSE)

  Interest income                    429       509            674       1,690
  Sale of Equipment               56,149         0         98,638           0
  Interest expense               (47,255)  (39,188)      (143,386)   (134,375)
                              ---------- ---------      ---------   ---------
     Total Other Income (Expense)  9,323   (38,679)       (44,074)   (132,685)
                              ---------- ---------      ---------   ---------
NET INCOME (LOSS)             $   18,317 $ (32,665)     $  65,313   $(122,824)
                               ========= =========      =========   =========
NET EARNING (LOSS) PER SHARE
 BASIC                              0.00      0.00           0.01       (0.01)
                               ========= =========      =========   =========
 BASIC                         9,273,856 8,378,856      9,119,793   8,378,856
                               ========= =========      =========   =========
 DILUTED                            0.00      0.00           0.01       (0.01)

 DILUTED                       9,273,856 8,378,856      9,051,074   8,378,856
                               ========= =========      =========   =========

The accompanying notes are an integral part of these consolidated financial statements.
                                   Page 4

                           MILLER PETROLEUM, INC
                Consolidated Statement of Stockholders' Equity
                                 (UNAUDITED)


                                            Additional
                         Common    Shares    Paid-in    Retained
                         Shares    Amount    Capital    Earnings    Total

Balance, April 30,2002
as previously stated     8,578,856   $858  $3,884,144 $(1,188,418) $2,696,584

Effect of restatement     (450,000)   (45)               (237,455)   (237,500)
                         ---------  -----  ---------- -----------  ----------
Restated balance,
April 30, 2002           8,128,856    813   3,884,144  (1,425,873)  2,459,084

Issuance of shares for
cash                        85,000      9      47,491           -      47,500

Issuance of shares for
consulting                  80,000      8      69,236           -      69,244

Net loss for the year
ended April 30, 2003             -      -           -    (424,429)   (424,429)

Restated balance,
April 30, 2003           8,293,856    830   4,000,871  (1,850,302)  2,151,399
                         ---------  -----   ---------  ----------   ---------
Issuance of shares in
connection with deferred
offering                    85,000      8      88,834           -      88,842

Issuance of warrants as
prepayment of financing
costs                            -      -      59,293           -      59,293

Issuance of options
for services                     -      -      25,000           -      25,000

Net income for the year
ended April 30, 2004             -      -           -     (11,351)    (11,351)

Restated balance,
April 30, 2004           8,378,856    838   4,173,998  (1,861,653)  2,313,183
                         ---------  -----  ---------- -----------  ----------

Common Stock
issued for cash            295,000     29      95,972           -      96,001

Common Stock
issued for leases          500,000     50     264,950           -     265,000

Net income for the
Nine months ended
January 31, 2005                 -      -           -      65,313      65,313
Balance                  ---------   ----  ---------- -----------  ----------
January 31, 2005         9,173,856   $917  $4,534,920 ($1,796,340) $2,739,497
                         =========   ====  ========== ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements

                         MILLER PETROLEUM, INC.
                  Consolidated Statement of Cash Flows
                              (UNAUDITED)

                                                                  As Restated
                                                  For The Nine    For The Nine
                                                  Months Ended    Months Ended
                                                   January 31,     January 31,
                                                      2005            2004

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)                              $    65,313    $  (122,824)
  Adjustments to Reconcile Net Income to
  Net Cash Provided (Used) by Operating
  Activities:
    Depreciation, depletion and amortization         152,659        306,870
    Gain on sale of equipment                          6,665        (58,388)
    Options issued in exchange for services                0         25,000
    Changes in Operating Assets and Liabilities:
      Decrease (increase) in accounts receivable      48,169         (1,247)
      Decrease (increase) in inventory                  (339)             0
      Decrease (increase) in prepaid expenses         66,590        (29,179)
      Increase (decrease) in accounts payable        (37,864)        82,905
      Increase (decrease) in accrued expenses         44,820         (3,619)
                                                 -----------     ----------
        Net Cash Provided (Used) by Operating
        Activities                                   346,013        199,518
                                                 -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment                                      0        (84,193)
Purchase of oil and gas properties                  (324,065)      (340,072)
Sale of equipment                                          0        340,000
Decrease in restricted cash                            2,000          3,000
                                                 -----------     ----------
       Net Cash Provided (Used) by Investing
       Activities                                   (322,065)       (81,265)
                                                 -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable                           (122,552)      (501,793)
Proceeds from borrowing                               48,909        400,662
Net proceeds from issuance of common stock            96,001              0
                                                 -----------    -----------
Net Cash Provided (Used) by Financing
Activities                                            22,358       (101,131)
                                                 -----------    -----------
NET INCREASE (DECREASE) IN CASH                       46,306         17,122

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                    2,416          3,364
                                                 -----------    -----------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                    $    48,722    $    20,486
                                                 -----------    -----------

CASH PAID FOR
INTEREST                                         $  (143,386)   $  (134,375)
INCOME TAXES                                               0              0

 The accompanying notes are an integral part of these consolidated financial Statements.

                               MILLER PETROLEUM, INC.
                  Notes to the Consolidated Financial Statements

(1) Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 2004 Annual Report on Form 1OKSB. The results of operations for the period ended January 31, 2005 are not necessarily indicative of operating results for the full year.

      The consolidated financial statements and other information furnished herein reflect all adjustment which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods covered by this report.

(2)   NOTE 2 RESTATEMENT OF FINANCIAL STATEMENTS

      The Company previously issued its financial statements as of and for the year ended April 30, 2004, which were included in its Form 10KSB filed on July 29, 2004. The filing included a report, dated July 20, 2004, which expressed an unqualified opinion on those statements by independent accountants who had not registered with the Public Companies
      Accounting Oversight Board (PCAOB).   Additionally, the report, failed
      to note the conduct of the audit in accordance with the standards of the PCAOB. Because of these failures, the Company's financial reporting was not in compliance with rules established by the Securities Exchange Commission, and accordingly, the Company engaged other auditors to conduct a PCAOB-compliant audit of its April 30, 2004 financial statements. The Company issued the resulting financial statements on Form 10KSB/A on February 15, 2005.

      In connection with the PCAOB-compliant audit of the 2004 financial statements, management identified errors in amounts previously reported in the Company's financial statements for the years ended April 30, 2002, 2003 and 2004. The Company made an error in failing to record, in total, bad debt expense of approximately $237,500 in relation to the non-payment of a stockholder receivable in 2002, resulting in a misstatement of retained earnings in 2002, 2003 and 2004. In 2004 the Company's previously issued financial statements failed to include compensation and interest expense of approximately $57,000 in connection with issuances of options and warrants. This filing, therefore, reflects the effects of restatements identified as of April 30, 2004, including additional amortization of prepaid financing costs of approximately $22,000 in the first two quarters of the year ending April 30, 2005 and amortization of approximately $21,000 in the two quarters ended January 31, 2004.

(3)   RELATED PARTY TRANSACTIONS

      The Company has a note payable to Sharon Miller (wife of Deloy Miller, a majority stockholder) for $15,230 at April 30, 2004. The note is payable with a principle payment of $15,230 due in May 2005. The note is the balance remaining on the original purchase of the property that houses the Company's offices.

      The Company issued a note payable of $1,110,000 and $250,000 on August 13, 2003 at 9% with a one year term to Sherri Ann Parker Lee and William Parker Lee respectively. This note payable was issued to raise working capital.

      The related party notes are due to members of the Company's board of directors or their immediate families.

(4)   NEW ACCOUNTING PRONOUNCEMENTS

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

     Liquidity and Capital Resources
     -------------------------------

We estimate that we will be able to adequately fund our development and production plans, with the exception of the acquisition of additional properties, for the next 12 months. Sources of funds for us will be revenue from operations, in particular sales of working interests in wells that we plan to drill; and loans.

We believe that our current cash flow will be sufficient to support our cash requirements for development and production over the next 12 months.

     Results of Operations
     ---------------------

The Company had revenues of $268,804 for the third quarter of fiscal 2005, down from the $482,149 in revenues recognized during the third quarter of fiscal 2004.

Oil and gas revenue for the current quarter was $238,790 up from $207,448 in the third quarter of fiscal 2004. This increase was due primarily to price increases.

Service and drilling revenue for the third quarter was $29,514 down from $238,579 for the same quarter last year. This decrease was due to decreased drilling activity.

Sale of equipment and Other revenue for the third quarter were $ 56,149 and $45 respectively up from $0 for the third quarter of 2004. This increase was due to oil and gas price increases which in term increased equipment sales.

During the current quarter, retail sales were $455 compared to $298 during the third quarter of fiscal 2004. This increase was due to increased retail sales.

The Company's net income for the current quarter was $18,317, up from a net loss of $(32,665) for the same quarter of fiscal 2004.

Cost of oil and gas sales for the third quarter of fiscal 2005 was $38,890, down from $70,406 in the same quarter of fiscal 2004, due primarily to less employees and better management.

Selling, general and administrative expenses were $74,706, down from $156,683 in the third quarter of fiscal 2004. This decrease was primarily due to decreases in insurance, legal and professional expenses.

Salaries and wages for the current quarter were $82,884, down from $130,923 in the third quarter of fiscal 2004.

Depreciation, depletion and amortization for the third quarter of fiscal 2005 was $63,330 down from $118,123 in the third quarter of 2004. This decrease was due to decreases in depreciation expense.

        Stockholders' Equity
        --------------------

The Company had the following issuances of stock for the nine months ended January 31, 2005.

             Issuance Name         Date                   Shares     Amount

             Ratliff Farms, Inc.   05-18-04               200,000    50,000
             Plumbroke Farms, Inc. 06-21-04                75,000    30,000
             Lambert Haug          07-26-05                20,000    16,000
                                                          295,000    96,000

             Ratliff Farms, Inc.   09-28-04               500,000   265,000
             (For Leases)

Item 3.   Internal Controls
          -----------------

Standard No. 2 issued by the Public Company Accounting Oversight Board
(PCAOB No. 2) which governs the reporting requirements for Section 404 of the Sarbanes-Oxley Act of 2002 (SOX 404) was issued in the spring of 2004. Specific implementation requirments and guidance continue to be developed. The Company is in the initial stages of conducting its assessment of internal control over financial reporting as required by SOX 404. However, the guidance on PCAOB No.2 indicates that materiality levels for defining significant deficiencies and material weaknesses are lower than initially expected and
lower than historical guidance.   Accordingly, it is likely that the Company
will be unable to achieve the level of compliance contemplated in SOX 404 to receive an unmodified opinion on its internal control over financial reporting from its external auditors.

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of January 31, 2005, its results of operations for the nine and three months ended January 31, 2005 and 2004, its changes in stockholders' equity for the nine months ended January 31, 2005 and its cash flows for the nine months ended January 31, 2005 and 2004. Pursuant to the rules and regulations of the Unites States Securities and Exchange Commission (the SEC), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of April 30, 2004 and for the years ended April 30, 2004 and 2003 and the notes thereto (the Audited Financial Statements) and the other information included in the Company's Annual Report on Form 10-KSB (the Form 10-KSB) for the year ended April 30, 2004 that was previously filed with the SEC.

PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

          None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
          ------------------------------------------------------------

          None.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          None.

Item 5.   Other Information.
          ------------------

          None.

Item 6.   Exhibits.
          ---------

          None.


* A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

                               SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: March 22, 2005              MILLER PETROLEUM, INC.


                                    By:/s/Deloy Miller
                                    ------------------------
                                    Deloy Miller
                                    Chief Executive Officer

Date: March 22, 2005                By:/s/Charles M. Stivers
                                    ------------------------
                                    Charles M. Stivers,
                                    Chief Financial Officer