Form 10QSB
period 2005-07-31
MILLER PETROLEUM INC
filed 2005-09-20
CIK 785968

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 2005
                                       -------------

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

As of September 14, 2005, there were 9,396,856 shares of Common Stock issued and outstanding.

Transitional Small Business Issuer Format    Yes    No   X
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



                            MILLER PETROLEUM, INC.
                         Consolidated Balance Sheets



                                           July 31,        April 30,
                                             2005           2005
                                        Unaudited
ASSETS
CURRENT ASSETS

Cash                                      $  989,446     $    2,362
Accounts receivable                          214,087        182,951
Participant receivable                      231,223              -
Current portion of note receivable            42,000         47,000
Inventory                                     67,389         67,389
Deferred offering costs                       88,842         88,842
Prepaid expenses                           291,022               -

Loan Fees                                    402,710              -
                                           ---------     ----------
     Total Current Assets                  2,326,719        388,544
                                           ---------     ----------
FIXED ASSETS

Machinery and equipment                      970,842        941,601
Vehicles                                     333,583        333,583
Buildings                                    313,335        313,335
Office Equipment                              76,490         72,549
Less: accumulated depreciation              (955,212)      (939,579)
                                          ----------     ----------
    Total Fixed assets                       739,038        721,489
                                          ----------     ----------
OIL AND GAS PROPERTIES                     3,111,013      2,941,832
(On the basis of successful               ----------     ----------
efforts accounting)

PIPELINE FACILITIES                          203,211        206,298

OTHER ASSETS
Land                                         496,500        496,500
Investments                                      500            500
Equipment held for sale                      431,462        431,462
Cash - restricted                            162,358         71,000
                                          ----------     ----------
    Total Other Assets                     1,090,820        999,462
                                          ----------     ----------
TOTAL ASSETS                              $7,470,801     $5,257,625
                                          ==========     ==========
See notes to consolidated financial statements.



                  Consolidated Balance Sheets


                                           July 31,        April 30,
                                             2005           2005
                                          Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable - trade                   $ 179,310     $ 330,620
Accrued expenses                             112,944       224,306
Current portion of notes payable -
Other                                      4,172,290             0
                                          ----------     ---------
    Total Current Liabilities              4,464,544       554,926
                                          ----------     ---------
LONG-TERM LIABILITIES

Notes payable-Related parties                      0     1,673,693
Other                                        328,312       655,646
                                          ----------     ---------
    Total Long-Term Liabilities              328,312     2,329,339
                                          ----------     ---------
    Total Liabilities                      4,792,856     2,884,265
                                          ----------     ---------
STOCKHOLDERS' EQUITY

Common Stock: 500,000,000 shares
authorized at $0.0001 par value,
8,753,856 and 9,396,856 shares
issued and outstanding                           939            939
Additional paid-in capital                 4,865,890      4,495,498
Retained Earnings                         (2,188,884)    (2,123,077)
                                          ----------     ----------
       Total Stockholders' Equity          2,677,945      2,373,360
                                          ----------     ----------
    TOTAL LIABILITIES AND
    STOCKHOLDERS'S EQUITY                 $7,470,801     $5,257,625
                                          ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    MILLER PETROLEUM, INC.
              Consolidated Statements of Operations
                         (UNAUDITED)



                                  For the three    For the three
                                   Months Ended     Months Ended
                                    July 31,         July 31,
                                         2005             2004

REVENUES

     Oil and gas revenue             $   185,821      $    226,944
     Service and drilling revenue      1,344,616            31,813
     Retail sales                              -            27,900
     Other revenue                            46               649
                                   -------------      ------------
            Total Revenue              1,530,483           287,306


COSTS AND EXPENSES

     Cost of oil and gas sales           903,007            42,151

     Selling, general and
     administrative                      371,469            92,744

     Salaries and wages                   76,416            33,706

     Depreciation, depletion and
     amortization                         74,218            41,056

                                    ------------      ------------
           Total Costs and Expenses    1,425,110           209,657
                                    ------------       -----------

INCOME (LOSS) FROM OPERATIONS            105,373            77,649
                                    ------------      ------------
OTHER INCOME (EXPENSE)

Interest Income                               51                59
Gain on sale of equipment                    300             6,500
Interest expense                        (171,531)          (45,930)
                                    ------------      ------------
      Total Other Income (Expense)      (171,180)          (39,371)
                                    ------------      ------------
NET INCOME (LOSS)                        (65,807)           38,278
                                    ============      ============
NET EARNING (LOSS) PER SHARE               (0.01)             0.01
                                    ============      ============
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                     9,396,856         8,753,856
                                    ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

            Consolidated Statement of Stockholders' Equity
                           (UNAUDITED)


                                          Additional
                       Common Shares       Paid-in       Retained
                       Shares  Amount      Capital       Earnings      Total

Restated balance,

April 30, 2004        9,396,856 $ 939      4,495,498   (2,123,077)  2,373,360
                      ---------  ----      ---------   -----------  ---------
Issuance of warrants                         370,392                  370,392
as prepayment of
financing costs

Net loss  for the
three months ended
July 31, 2005                -      -              -      (65,807)    (65,807)

Restated balance,    ----------   ----    ----------    ----------    -------
July 31, 2005         9,396,856   $939   $ 4,865,890   ($2,188,884)$2,677,945
                     ==========   ====   ===========   =========== ==========



The accompanying notes are an integral part of these consolidated financial statements.

                     MILLER PETROLEUM, INC.
              Consolidated Statement of Cash Flows
                          (UNAUDITED)

                                                For the Three   For the Three
                                                Months Ended    Months Ended
                                                July 31, 2005   July 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                       $            (65,807)   $     38,278
Adjustments to Reconcile Net Income to
Net Cash Provided (Used) by Operating
Activities:
 Depreciation, depletion and amortization             74,218          41,056
 Gain on sale of equipment                               300               0
 Accretion of warrant costs                           79,370               0
 Changes in Operating Assets and Liabilities:
 Decrease (increase) in accounts receivable          (31,136)          7,685
 Decrease (increase) in participant receivable      (213,223)              0
 Decrease (increase) in loan fees                   (402,710)              0
 Decrease (increase) in prepaid expenses                   0          25,175
 Increase (decrease) in accounts payable            (151,310)        (57,242)
 Increase (decrease) in accrued expenses            (111,362)            138
                                                 -----------     -----------
   Net Cash Provided (Used) by Operating
   Activities                                       (839,660)         55,090
                                                 -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Equipment                                (27,480)              0
Changes in oil and gas properties                   (230,681)       (118,125)
                                                 -----------     -----------
   Net Cash Provided (Used) by Investing
   Activities                                       (258,161)       (118,125)
                                                 -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable                         (1,978,737)        (23,628)
Proceeds from borrowing                            4,150,000          31,388
Net proceeds from issuance of common stock                 0          96,001
Increase in restricted cash                          (91,358)              0
Change in note receivable                              5,000               0
                                                 -----------     -----------
   Net Cash Provided (Used) by Financing
   Activities                                      2,084,905         103,761
                                                 -----------     -----------
NET INCREASE (DECREASE) IN CASH                      987,084          40,726

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                    2,362          73,416
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                    $   989,446     $   114,142
                                                 -----------     -----------
CASH PAID FOR
INTEREST                                         $   (92,161)    $   (45,930)
INCOME TAXES                                               0               0


The accompanying notes are an integral part of these consolidated financial statements.

                               MILLER PETROLEUM, INC.
                  Notes to the Consolidated Financial Statements


(1) Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 2005 Annual Report on Form 1OKSB. The results of operations for the period ended July 31, 2005 are not necessarily indicative of operating results for the full year.

      The consolidated financial statements and other information furnished herein reflect all adjustment which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods covered by this report.

(2)   RELATED PARTY TRANSACTIONS

      None


(3)   Recent Accounting Pronouncements

     In June 2003, the FASB approved SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 did not have an effect on the Company's financial position.

     In December 2003, the FASB issued a revised interpretation NO 46, "Consolidation of Variable Interest Entities." The interpretation clarifies the application of Accounting Research Bulletin No. 51, " Consolidated Financial Statements," to certain types of entities. Adoption did not have an impact on the Company's financial statements.

     In March 2004, The Emerging Issues Task Force ("EITF") reached a consensus that mineral rights, as defined in EITF Issue No. 04-02, "Whether Mineral Rights are Tangible or Intangible Asset," are tangible assets and that they should be removed as examples of intangibles assets in SFAS Nos. 141 and 142. The FASB has recently ratified this consensus and directed the FASB staff to amend SFAS Nos. 141 and 142 through the issuance of FASB Staff Positions FSP FAS 141-1 and FSP FAS 142-1. Historically the Company has included the cost of such mineral rights as tangible assets, which is consistent with the EITF's consensus. As such, EITF 04-02 is not expected to affect the Company's consolidated financial statements.

     In December 2004, The FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions. Companies will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models.

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

     In April 2005, the FASB issued Staff Interpretation No. 19-1 ("FSP FAS 19 1") "Accounting for Suspended Well Costs," which provides guidance on the accounting for exploratory well costs and proposes an amendment to FASB Statement No. 19 ("FASB 19"), "Financial Accounting and Reporting By Oil and Gas Producing Companies." The guidance in FSP FAS 19-1 applies to enterprises that use the successful efforts method of accounting as described in FASB 19. The guidance in FSP FAS 19-1 is not expected to impact the consolidated financial position, result of operations or cash flows.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

     We have more than approximately 43,000 acres under lease in Tennessee. About 90% of these leases are held by production. Most of our current oil and gas production is from the Big Lime Formation. However, there are more than 160 development drilling locations that target the Devonian (Chattanooga Shale) as well as the Big Lime Formation.

     Currently, we are offering ten to twenty well drilling programs to "accredited investors" or "sophisticated investors" to help spread the risk associated with drilling projects and to facilitate investor returns. We will sell up to a 70% working interest to investors while retaining a 30% working interest. Each program will be made up of five to fifteen Chattanooga Shale wells on its Koppers South acreage.

     Miller completed the drilling and fracing of the first five wells on the Koppers North and Carden Prospect in Campbell County, Tennessee. These are the Koppers 6A and 7A and the Carden 1A, 2A and 3A. The wells have been drilled to approximately 3000 feet in depth, to fully penetrate a thickened Devonian Shale, with up to 828 feet of potential hydrocarbon entry. Average open flows are 130 Mcfd of natural gas each. Gathering lines have been installed to begin immediate gas sales.

     Drilling and development on the Koppers North and Carden is in a joint venture with Golden Triangle Energy (GTC), Inc., Houston, Texas and Norwest Energy NL, Perth, Australia. Miller Petroleum, Inc. will serve as operator and retain a twenty percent carried net revenue interest for the first twenty wells and a twenty five percent working interest in the remaining wells drilled by the joint venture.

     In June 2001, we made a conventional Big Lime gas discovery, on the Lindsay Land Company lease jointly owned by Delta Producers, Inc. and Miller. Currently there are six producing wells on the property. Two wells were drilled in June, 2005 the Lindsay #16 and #17. These wells fully penetrated the Big Lime and Devonian Shale to depths of approximately 4700 feet. The Lindsay #17 has been foam fraced in the Devonian Shale and will be fraced in the Big Lime when testing is completed in the shale. There are at a minimum twenty three additional drill sites on this 3,400 acres lease which is situated near Caryville, Tennessee.

     We are continuing our leasing efforts in the East Tennessee portion of the Eastern Overthrust Belt, which runs from Eastern Canada through Appalachia into Alabama. Acreage is being leased there in selected areas.


Liquidity and Capital Resources
-------------------------------

     During the fiscal years ended April 30, 2004, and 2005, our principal sources of liquidity were revenue from the production of oil and gas. Private placements of our common stock have been our principal external sources of liquidity. In physical year 2004 our access to funding depended upon borrowing transactions with related parties and directors. In 2005 with the increase in the volatility of markets for petroleum products our access to sources of funds was enhanced. Accordingly subsequent to our year end, on May 9, 2005 we entered into a credit agreement with Prospect Energy Corporation, Inc. and Petro Capital III, LP. Under the agreement, we received in aggregate of $4,150,000 in debt financing under two convertible promissory notes with Prospect and Petro, for $3,150,000 and $1,000,000, respectively. Proceeds from this borrowing were used to satisfy all the obligations existing at the balance sheet date, as disclosed in this Note. Remaining funds after retirement of all debt was used to institute the drilling program. The note is interest only accruing at 12% and is payable on June 30, 2006. The notes are convertible into common stock at the lesser of $1.50 or the price at which common stock will be issued to investors in a planned equity offering of the company.

Results of Operations
---------------------

     The Company had revenues of $1,530,483 for the first quarter of fiscal 2005 as compared with $287,306 in revenues recognized during the first quarter of fiscal 2004.

     Oil and gas revenue for the current quarter was $185,821 as compared with $226,944 in the first quarter of fiscal 2004. This decrease was due primarily to a decrease in production.

     Service and drilling revenue for the first quarter was $1,344,616 as compared with $31,813 for the same quarter last year. This increase was due to increased drilling activity.

     During the current quarter, retail sales were $0 compared with $27,900 during the first quarter of fiscal 2004. This decrease was due to decreased sales.

     The Company's net loss for the current quarter was $65,807, as compared with a net income of $38,278 for the same quarter of fiscal 2004. This decrease was due primarily to increased interest expense.

     Cost of oil and gas sales for the first quarter of fiscal 2005 was $903,007 as compared with $42,151 in the same quarter of fiscal 2004, due primarily to increased drilling activities.

     Selling, general and administrative expenses were $371,469 as compared with $92,744 in the first quarter of fiscal 2004. This increase was primarily due to increases in legal and professional expenses.

     Salaries and wages for the current quarter were $76,416 as compared with $33,706 in the first quarter of fiscal 2004.

     Depreciation, depletion and amortization for the first quarter of fiscal 2005 was $74,218 as compared with $41,056 in the first quarter of 2004. This increase was due to increases in depletion expense.

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

Item 6.   Exhibits.

          (a)   Exhibits.

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C.
     Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C.
     Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                               SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: September 14, 2005               MILLER PETROLEUM, INC.


                                By:/s/Deloy Miller
                                    ------------------------
                                    Deloy Miller
                                    Chief Executive Officer