Form 10QSB/A
period 2005-07-31
MILLER PETROLEUM INC
filed 2005-10-31
CIK 785968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-QSB/A


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 31, 2005


|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ___________________

                         Commission File No. 33-2249-FW

                             MILLER PETROLEUM, INC.

        (Exact name of small business issuer as specified in its Charter)


           TENNESSEE                                          62-1028629
-------------------------------                       --------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer I.D. No.)
 incorporation or organization)

                               3651 Baker Highway
                           Huntsville, Tennessee 37756
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (423) 663-9457
                            -------------------------
                            Issuer's telephone number

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

                               September 14, 2005
                             9,396,856 Common Shares


Transitional Small Business Issuer Format Yes |_|  No |X|

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                EXPLANATORY NOTE

We are filing this amendment on Form 10-QSB/A to our Quarterly Report on Form 10-QSB for the quarter ended July 31, 2005 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission (the "SEC") on September 20, 2005, in order to restate our Consolidated Financial Statements for the quarter ended July 31, 2005. Our Consolidated Financial Statements for the quarter ended July 31, 2004 are also restated in this Form 10-QSB/A. The Consolidated Notes to the Financial Statements in Original Form 10-QSB were amended to include Note 2, "Restatement of Consolidated Financials," Note 3, "Long Term Debt" and Note 4, "Accrued Drilling and Expense." Please refer to
Note 2, "Restatement of Consolidated Financials" in this Form 10-QSB for a discussion of the nature of the restatement adjustments and the impact of the restatement adjustments on net income loss.

The following items of the Original Form 10-QSB were modified or revised in this Form 10-QSB/A to reflect the following restatements:

      o     Part I, Item 1. Financial Statements.

      o Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      o     Part I, Item 3. Controls and Procedures.

In addition, the financial statements contained in the Original Form 10-QSB were not, as required by SEC rules, reviewed by our independent auditors. Accordingly, the filing was deficient. This filing constitutes an amendment to that report to correct that deficiency of the Original Form 10-QSB. This Form 10-QSB/A also revises and restates in its entirety Exhibits 31.1 and 31.2 to make certain corrections to Exhibits 31.1 and 31.2 of the Original Form 10-QSB.

This Form 10-QSB/A does not otherwise modify or update disclosure presented in the Original Form 10-QSB, except as required to reflect the effects of the restatements, and does not modify or update disclosure in the Original From 10-QSB to reflect facts or events occurring subsequent to the date of the original filing.

Our financial statements required to be filed with this quarterly report, were prepared by our management. In the opinion of management, these financial statements fairly present our financial condition as of the end of the quarter ended July 31, 2005.

                             MILLER PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                  As Restated
                                                    July 31           April 30
                                                     2005               2005
                                                   Unaudited
    ASSETS
    CURRENT ASSETS

    Cash                                           $   989,446      $     2,362
    Accounts receivable                                214,087          182,951
    Participant receivables                            231,223               --
    Accrued drilling income                            126,015              -0-
    Current portion of note receivable                  42,000           47,000
    Inventory                                           67,389           67,389
    Deferred offering costs                             88,842           88,842
    Prepaid expenses                                   291,022              -0-
    Loan Fees                                          402,710               --
                                                   -----------      -----------
       Total Current Assets                          2,452,734          388,544

    FIXED ASSETS

    Machinery and equipment                            970,842          941,601
    Vehicles                                           333,583          333,583
    Buildings                                          313,335          313,335
    Office Equipment                                    76,490           72,549
    Less: accumulated depreciation                    (955,212)        (939,579)
                                                   -----------      -----------
       Total Fixed assets                             739,038           721,489

    OIL AND GAS PROPERTIES                           3,111,013        2,941,832
    (On the basis of successful
    efforts accounting)

    PIPELINE FACILITIES                                203,211          206,298

    OTHER ASSETS
    Land                                               496,500          496,500
    Investments                                            500              500
    Equipment held for sale                            431,462          431,462
Cash - restricted                                      162,358           71,000
                                                   -----------      -----------
  Total Other Assets                                 1,090,820          999,462
                                                   -----------      -----------

TOTAL ASSETS                                       $ 7,596,816      $ 5,257,625
                                                   ===========      ===========


See notes to consolidated financial statements.

                             MILLER PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                   As Restated
                                                      July 31        April 30
                                                        2005           2005
                                                    Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable - trade                           $   179,310    $    330,620
Accrued expenses                                       362,927         224,306
Current portion of notes payable -
Other                                                4,172,290               0
                                                   -----------    ------------
    Total Current Liabilities                        4,714,527         554,926

LONG-TERM LIABILITIES

Notes payable-Related parties                                0       1,673,693
Other                                                  328,312         655,646
                                                   -----------    ------------

    Total Long-Term Liabilities                        328,312       2,329,339

    Total Liabilities                                5,042,839       2,884,265
                                                   -----------    ------------

STOCKHOLDERS' EQUITY

Common Stock: 500,000,000 shares
authorized at $0.0001 par value,
 9,396,856 shares
issued and outstanding                                     939             939
Additional paid-in capital                           4,865,890       4,495,498
Retained Earnings                                   (2,312,852)     (2,123,077)
    Total Stockholders' Equity                       2,553,977       2,373,360
                                                   -----------    -----------

  TOTAL LIABILITIES AND
  STOCKHOLDERS'S EQUITY                            $ 7,596,816    $  5,257,625
                                                   ===========    ============


See notes to consolidated financial statements.

                             MILLER PETROLEUM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            As Restated          As Restated
                                            For the Three        For the Three
                                            Months Ended         Months Ended
                                            July 31, 2005        July 31, 2004

REVENUES

   Oil and gas revenue                      $   185,821            $   226,944
   Service and drilling revenue               1,298,199                 31,813
   Retail sales                                       0                 27,900
   Other revenue                                     46                    649
                                            -----------           ------------

      Total Revenue                           1,484,066                287,306

COSTS AND EXPENSES

   Cost of sales                                980,558                 42,151
   Selling, general and
   administrative                               371,469                202,744
   Salaries and wages                            76,416                 33,706
   Depreciation, depletion and
   amortization                                  74,218                 41,056
                                            -----------           ------------

      Total Costs and Expenses              $ 1,502,661            $   319,657
                                            ===========           ============

Loss FROM OPERATIONS                            (18,595)               (32,351)

OTHER INCOME (EXPENSE)

   Interest Income                                   51                     59
   Gain on sale of equipment                        300                  6,500
   Interest expense                            (171,531)               (56,930)
                                            -----------           ------------

      Total Other Income (Expense)             (171,180)               (50,371)

Net Loss                                    $  (189,775)           $   (82,722)
                                            ===========           ============

NET LOSS  PER SHARE                         $     (0.02)           $     (0.01)
                                            ===========           ============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                            9,396,856              8,753,856
                                            ===========           ============


See notes to consolidated financial statements.

                              MILLER PETROLEUM, INC
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                              Additional
                              Common        Shares            Paid-in            Retained
                              Shares        Amount            Capital            Earnings               Total

Restated balance,
April 30, 2005                9,396,856      $ 939               4,495,498        (2,123,077)       2,373,360


Issuance of warrants                                               370,392                            370,392
As prepayment of
Financing costs

Net loss  for the
three months ended
July 31, 2005                 --             --               --                    (189,775)        (189,775)
                                                                                    --------         --------

Restated balance,
July 31, 2005                 9,396,856      $ 939             $ 4,865,890       $(2,312,852)     $(2,553,977)
                              =========       ====             ===========       ===========      ===========


See notes to consolidated financial statements.

                             MILLER PETROLEUM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                      As Restated      As Restated
                                                      For the Three    For the Three
                                                      Months Ended     Months Ended
                                                      July 31, 2005    July 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                     $  (189,775)     $   (82,722)
Adjustments to Reconcile Net Income to
Net Cash Provided (Used) by Operating
Activities:
    Depreciation, depletion and amortization               74,218           52,056
    Gain on sale of equipment                                 300                0
    Issuance of stock for services                             --          110,000
    Accretion of warrant costs                             79,370
    Changes in Operating Assets and Liabilities:
    Decrease (increase) in accounts receivable            (31,136)           7,685
    Decrease (increase) in accrued drilling income       (126,015)               0
    Decrease.(increase).in. participant receivables      (231,223)              --
    Decrease (increase) in loan fees                     (402,710)               0
    Decrease (increase) in prepaid expenses                     0           25,175
    Increase (decrease) in accounts payable              (151,310)         (57,242)
    Increase (decrease) in accrued expenses               138,621              138
                                                      -----------     ------------
       Net Cash Provided (Used) by Operating
       Activities                                        (839,660)          55,090

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment                                     (27,480)               0
Net additions to oil and gas properties                  (230,681)        (118,125)
                                                      -----------     ------------

       Net Cash (Used) by Investing
       Activities                                        (258,161)        (118,125)
                                                      -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable                              (1,978,737)         (23,628)
Proceeds from borrowing                                 4,150,000           31,388
Net proceeds from issuance of common stock                      0           96,001
Increase in restricted cash                               (91,358)               0
Change in note receivable                                   5,000                0
                                                      -----------     ------------

       Net Cash Provided (Used) by Financing
       Activities                                       2,084,905          103,761
                                                      -----------     ------------

NET INCREASE IN CASH                                      987,084           40,726

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                         2,362           73,416

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                         $   989,446          114,142
                                                      -----------     ------------

CASH PAID FOR INTEREST                               $    (92,161)        $(45,930)
INCOME TAXES                                                    0                0


See notes to consolidated financial statements.

                             MILLER PETROLEUM, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


(1) Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 2005 Annual Report on Form 10-KSB. The results of operations for the period ended July 31, 2005 are not necessarily indicative of operating results for the full year. The consolidated financial statements and other information furnished herein reflect all adjustments which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods covered by this report.

(2)   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

      We amended our Consolidated Financial Statements for the quarter ended July 31, 2005 to reflect $250,000 of accrued expenses and $126,000 of accrued revenues, to properly record accruals of drilling revenues and expenses incurred in fulfillment of our turn-key drilling contracts. A reclassification of $172,000 between the cost of sales and revenues was necessary in order to adequately record the reimbursement of expenses. Our Consolidated Financial Statements for the quarter ended July 31, 2004 are also restated in this Form 10-QSB/A to reflect an $11,000 amortization of prepaid financing costs and $110,000 in selling, general and administrative expenses to record stock issued for services. The effect of the restatements on net loss was to increase net loss by $123,986 and $121,000 for the quarters ended July 31, 2005 and 2004, respectively.

(3)   LONG-TERM DEBT, WARRANTS AND RESTRICTED CASH

      On May 9, 2005, we entered into a credit agreement, under which terms, we received $4,150,000 in debt financing under two convertible promissory notes of $3,150,000 and $ 1,000,000, respectively. Repayment must be made on or before June 30, 2006, with monthly interest only payments during the interim. These notes are convertible into common stock at the lesser price of $1.50 per share or the price of common stock issued to investors in our planned equity offering. The lenders were also granted registration rights to any shares issued on conversion of the notes.

      The notes are secured by all of our assets and a security interest in a debt service account provided for by the agreement, under which $160,000 was placed in escrow to provide the lenders a reserve for future interest payments. The account is subject to draw-downs under specified conditions, and its balance of $ 85,358 is included on the balance sheet among restricted cash at July 31, 2005.

      To secure the funding, an aggregate total of 1,000,000 non-callable five year warrants exercisable at $0.50 per share, were also issued, with Registration rights requiring us to register the common stock into which the warrants can be converted The warrants were recorded, at fair value, as $370,392 of prepaid financing costs. Fair value was computed as the estimated present value at grant date of the warrants using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 50%; a risk free interest rate of 4.50% and an expected option life of 2 year, six months. The options will be amortized to interest expense over the term of the loan which is payable on June 30, 2006. Interest expense connected with warrants was $79,370 for the quarter ended July 31, 2005. The balance of the amount, $291,022, is included on the accompanying balance sheet at July 31, 2005, among prepaid expenses.

(4)   ACCRUED DRILLING INCOME AND EXPENSE

      Accrued drilling income of approximately $126,000 and drilling related expenses of $250,000 included among accrued expenses on the July 31, 2005 balance sheet, represent amounts incurred but unbilled on our turn-key drilling contracts at July 31, 2005. These amounts reflect substantial completion of the related contracts.

(5)   RELATED PARTY TRANSACTIONS

      None

(6)   RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2003, the FASB approved SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 did not have an effect our financial position.

      In December 2003, the FASB issued a revised interpretation No. 46, "Consolidation of Variable Interest Entities." The interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain types of entities. Adoption did not have an impact on our financial statements.

      In March 2004, The Emerging Issues Task Force ("EITF") reached a consensus that mineral rights, as defined in EITF Issue No. 04-02, Whether Mineral Rights are "Tangible or Intangible Asset," are tangible assets and that they should be removed as examples of intangibles assets in SFAS Nos. 141 and 142. The FASB has recently ratified this consensus and directed the FASB staff to amend SFAS Nos. 141 and 142 through the issuance of FASB Staff Positions FSP FAS 141-1 and FSP FAS 142-1. Historically we have included the cost of such mineral rights as tangible assets, which is consistent with the EITF's consensus. As such, EITF 04-02 is not expected to affect our Consolidated Financial Statements.

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

      If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modifications for small business issuers. SFAS No. 123R will be effective for periods beginning after December 15, 2005. Accordingly, we will adopt SFAS No. 123R in its fourth quarter of fiscal 2006. We are currently evaluating the provisions of SFAS No. 123R and has not determined the impact that this Statement will have on its results of operations or financial position.

      In April 2005, the FASB issued Staff Interpretation No. 19-1 ("FSP FAS 19C1") "Accounting for Suspended Well Costs," which provides guidance on the accounting for exploratory well costs and proposes an amendment to FASB Statement No. 19 ("FASB 19"), Financial Accounting and Reporting By Oil and Gas Producing Companies. The guidance in FSP FAS 19-1 applies to enterprises that use the successful efforts method of accounting as described in FASB 19. The guidance in FSP FAS 19-1 is not expected to impact the consolidated financial position, result of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      We have more than 43,000 acres under lease in Tennessee. About 90% of these leases are held by production. Most of our current oil and gas production is from the Big Lime Formation. However, there are more than 160 development drilling locations that target the Devonian (Chattanooga Shale) as well as the Big Lime Formation.

      Currently, we are offering ten to twenty well drilling programs to "accredited investors" or "sophisticated investors" to help spread the risk associated with drilling projects and to facilitate investor returns. We will sell up to a 70% working interest to investors while retaining a 30% working interest. Each program will be made up of five to fifteen Chattanooga Shale wells on our Koppers South acreage.

      We completed the drilling and fracing of the first five wells on the Koppers North and Carden Prospect in Campbell County, Tennessee. These are the Koppers 6A and 7A and the Carden 1A, 2A and 3A. The wells have been drilled to approximately 3000 feet in depth, to fully penetrate a thickened Devonian Shale, with up to 828 feet of potential hydrocarbon entry. Average open flows are 130 Mcfd of natural gas each. Gathering lines have been installed to begin immediate gas sales.

      We are engaging in drilling and development on the Koppers North and Carden in a joint venture with Golden Triangle Energy (GTC), Inc., Houston, Texas and Norwest Energy NL, Perth, Australia. We will serve as operator and retain a twenty percent carried net revenue interest for the first twenty wells and a twenty five percent working interest in the remaining wells drilled by the joint venture.

      In June 2001, we made a conventional Big Lime gas discovery, on the Lindsay Land Company lease that we jointly own with Delta Producers, Inc. Currently there are six producing wells on the property. Two wells were drilled in June, 2005 the Lindsay #16 and #17. These wells fully penetrated the Big Lime and Devonian Shale to depths of approximately 4700 feet. The Lindsay #17 has been foam fraced in the Devonian Shale and will be fraced in the Big Lime when testing is completed in the shale. There are at a minimum twenty three additional drill sites on this 3,400 acre lease which is situated near Caryville, Tennessee.

      We are continuing our leasing efforts in the Eastern Tennessee portion of the Eastern Overthrust Belt, which runs from Eastern Canada through Appalachia into Alabama. Acreage is being leased there in selected areas.

Liquidity and Capital Resources

      During the fiscal years ended April 30, 2004 and 2005, our principal sources of liquidity were revenue from the production of oil and gas, the sale of drilling contracts and the proceeds from our $4,150,000 debt financing in May of 2005. Private placements of our common stock have been our principal external sources of liquidity. In fiscal year 2004, our access to funding depended upon borrowing transactions with related parties and directors. In 2005 with the increase in the volatility of markets for petroleum products our access to sources of funds was enhanced. Accordingly subsequent to our year end, on May 9, 2005 we entered into a credit agreement with Prospect Energy Corporation, Inc and Petro Capital III, LP. Under the agreement, we received an aggregate of $4,150,000 in debt financing under two convertible promissory notes with Prospect and Petro, for $3,150,000 and $1,000,000, respectively. Proceeds from this borrowing were used to satisfy substantially all the obligations existing at the balance sheet date. Remaining funds after retirement of debt were used to institute the drilling program. The notes are interest only accruing at 12%, payable on June 30, 2006. The notes are convertible into common stock at the lesser of $1.50 or the price at which common stock will be issued to investors in our planned equity offering. We have commitments to refinance the $4,150,000 in loans by June 30, 2006.

Results of Operations

      We had revenues of $1,484,066 for the first quarter of fiscal 2005, up from the $287,306 in revenues recognized during the first quarter of fiscal 2004. This is primarily attributable to our institution of our turn key drilling program on the Koppers North tract.

      Oil and gas revenue for the current quarter was $185,821, down from $226,944 in the first quarter of fiscal 2004. This decrease was due primarily to a decrease in production that was attributable to normal production declines offset by a rise in natural gas and oil prices.

      Service and drilling revenue for the first quarter was $1,298,199, up from $31,813 for the same quarter last year. This increase was due to increased drilling activity associated with the turn-key drilling contracts and the joint venture agreements.

      During the current quarter, retail sales were $0 compared to $27,900 during the first quarter of fiscal 2004. This relates to equipment that is sold off of our lot, in discrete quantities, which by its nature tends to give rise to variences

      Our net loss for the current quarter was $189,775, down from a net loss of $82,722 for the same quarter of fiscal 2004. This decrease was due primarily to increased interest expense, depletion expense and professional fees and costs associated with loan closing costs and the amortization of warrants associated with the loan We feel these costs will be offset by the increased drilling activity and reserve growth associated with new drilling efforts.

      Cost of sales for the first quarter of fiscal 2005 was $980,558 up from $42,151 in the same quarter of fiscal 2004, due primarily to increased drilling activities and production.

      Selling, general and administrative expenses were $371,469, up from $202,744 in the first quarter of fiscal 2004. This increase was primarily due to increases in legal and professional expenses, and an overall upgrade in our financial reporting capabilities.

      Salaries and wages for the current quarter were $76,416, up from $33,706 in the first quarter of fiscal 2004.

      Depreciation, depletion and amortization for the first quarter of fiscal 2005 was $74,218, up from $41,056 in the first quarter of 2004. This increase was due to increases in depletion expense, which resulted from the reclassification of certain properties from proved undeveloped to probable and/or possible.

Item 3. Controls and Procedures

      Our Chief Executive Officer and our Chief Financial Officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the quarter ended July 31, 2005. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Security Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file under the Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

      In connection with the preparation and review of our Consolidated Financial Statements for the quarter ended July 31, 2005 and subsequent to filing our Original Form 10-QSB, management and our registered independent accountants identified errors that led to a decision to restate our Consolidated Financial Statements for the quarters ended July 31, 2005 and July 31, 2004. The restatements are discussed more fully under the Note 2, "Restatement of Consolidated Financial Statements." In light of these accounting errors, we have determined that a deficiency in internal controls existed relating to the adequacy of our cut-off controls in the reconciliation of transactions we engage in with our joint venture partners, as well as the completeness and timeliness of our disclosure. Accordingly, management determined that this control deficiency constituted a material weakness.

      Management is taking the remedial steps necessary to eliminate the material weakness relating to financial disclosure controls that resulted in the restatement discussed above. Other than the changes discussed above, there have been no changes made in our internal controls or in other factors that could materially affect its internal controls subsequent to the end of the period covered by this report based on such evaluation.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None


Item 2.   Changes in Securities.

          None.


Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)     Exhibits.

                  None.

          (b)     Reports on Form 8-K.

                  None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: October 28, 2005                   MILLER PETROLEUM, INC.

                                         By: /s/ Deloy Miller
                                             ----------------------------------
                                             Deloy Miller
                                             Chief Executive Officer

                                         By: /s/ Charles M. Stivers
                                             ----------------------------------
                                             Charles M. Stivers
                                             Chief Financial Officer