Form 10QSB
period 2005-10-31
MILLER PETROLEUM INC
filed 2005-12-20
CIK 785968

STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 31, 2005

                           ---------------------------

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

                               3651 Baker Highway
                           Huntsville, Tennessee 37756
                           ---------------------------
                    (Address of principal executive offices)

                                 (423) 663-9457
                           --------------------------
                            Issuer's telephone number

                                       N/A
          ------------------------------------------------------------
    (Former name, former address and former fiscal year if changed from last report.)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES |_| NO |X|

As of December 15, 2005, the Registrant had a total of 9,396,856 shares of Common Stock, $.0001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                             Miller Petroleum, Inc.

                                   Form 10-QSB

                     For the Quarter Ended October 31, 2005

                                Table of Contents

 PART 1-FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of October 31, 2005(Unaudited)
                    and April 30, 2005                                                                    2

                  Condensed Consolidated Statements of Operations for the Three Months
                    Ended October 31, 2004 and 2005. (Unaudited) and the Six Months Ended
                     October 31, 2004 and 2005 (Unaudited)                                                4

                  Condensed Consolidated Statement of Stockholders' Equity for the Six Months
                     Ended October 31, 2005                                                               5

                  Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                    October 31, 2004 and 2005 (Unaudited)                                                 6

                  Notes to Condensed Consolidated Financial Statements (Unaudited)                        7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                                                           9

         Item 3.  Controls and Procedures                                                                11

PART II-OTHER INFORMATION

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                            11

         Item 6.  Exhibits

SIGNATURES

                             MILLER PETROLEUM, INC.
                           Consolidated Balance Sheets

                                                  October 31           April 30
                                                     2005                2005
                                                  Unaudited
ASSETS
CURRENT ASSETS

Cash                                            $   225,390         $     2,362
Accounts receivable                                 170,622             182,951
Participant receivables                             337,059                   0
Current portion of note receivable                   42,000              47,000
Inventory                                            67,389              67,389
Deferred offering costs                              88,842              88,842
Prepaid expenses                                    211,652                   0
Loan Fees                                           281,897                   0
                                                -----------         -----------
     Total Current Assets                         1,424,851             388,544

FIXED ASSETS

Machinery and equipment                             970,842             941,601
Vehicles                                            333,583             333,583
Buildings                                           313,335             313,335
Office Equipment                                     77,404              72,549
Less: accumulated depreciation                     (978,173)           (939,579)
                                                -----------         -----------
    Total Fixed assets                              716,991             721,489

OIL AND GAS PROPERTIES                            3,146,987           2,941,832
(On the basis of successful
efforts accounting)

PIPELINE FACILITIES                                 200,123             206,298

OTHER ASSETS
Land                                                496,500             496,500
Investments                                             500                 500
Equipment held for sale                             431,462             431,462

Cash - restricted                                   163,358              71,000
                                                -----------         -----------

    Total Other Assets                            1,091,820             999,462
                                                -----------         -----------

TOTAL ASSETS                                    $ 6,580,772         $ 5,257,625
                                                ===========         ===========

See notes to consolidated financial statements.

                             MILLER PETROLEUM, INC.
                           Consolidated Balance Sheets

                                                  October 31          April 30
                                                     2005               2005
                                                   Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable - trade                         $   157,685        $   330,620
Accrued expenses                                      25,231            224,306
Current portion of notes payable                   4,172,290                  0
                                                 -----------        -----------
    Total Current Liabilities                      4,355,206            554,926

LONG-TERM LIABILITIES

Notes payable-Related parties                              0          1,673,693
Other                                                324,990            655,646
                                                 -----------        -----------

    Total Long-Term Liabilities                      324,990          2,329,339

    Total Liabilities                              4,680,196          2,884,265
                                                 -----------        -----------

STOCKHOLDERS' EQUITY

Common Stock: 500,000,000 shares
authorized at $0.0001 par value,
 9,396,856 shares
issued and outstanding                                   939                939
Additional paid-in capital                         5,865,890          4,495,498
Unearned compensation                               (926,027)                 0
Retained Earnings                                 (3,040,226)        (2,123,077)
                                                 -----------        -----------
       Total Stockholders' Equity                  1,900,576          2,373,360
                                                 -----------        -----------

    TOTAL LIABILITIES AND
    STOCKHOLDERS'S EQUITY                        $ 6,580,772        $ 5,257,625
                                                 ===========        ===========

See notes to consolidated financial statements.

                             MILLER PETROLEUM, INC.
                     Consolidated Statements of Operations
                                   (UNAUDITED)

                                                 For the Three Months Ended           For the Six Months Ended
                                                        October 31                          October 31
                                                                As Restated                         As Restated
                                                   2005              2004              2005              2004
REVENUES

  Oil and gas revenue                         $   183,056       $   135,506       $   368,877       $   362,450
  Service and drilling revenue                     16,467            29,538         1,314,666            61,351
    Retail sales                                        0             7,592                 0            35,492
    Other revenue                                     241            30,179               287            30,828

                                              -----------       -----------       -----------       -----------
    Total Revenue                                 199,764           202,815         1,683,830           490,121

COSTS AND EXPENSES

  Cost of sales                                   125,680            34,484         1,106,238            76,635
    Selling, general and
    administrative                                275,364            33,246           646,833           235,990
  Salaries and wages                              102,279            64,068           178,695            97,774
    Depreciation, depletion and
    amortization                                   87,549            43,165           161,767            84,221
                                              -----------       -----------       -----------       -----------

     Total Costs and Expense                      590,873           174,963         2,093,533           494,620
                                              -----------       -----------       -----------       -----------

INCOME (LOSS) FROM OPERATIONS                    (391,108)           27,852          (409,703)           (4,499)

OTHER INCOME (EXPENSE)
      Interest Income                                 146               186               197               245
      Gain on sale of equipment                         0            35,989               300            42,489
      Interest expense                           (336,412)          (61,201)         (507,943)         (118,131)
                                              -----------       -----------       -----------       -----------

            Total Other Income (Expense)         (336,266)          (25,026)         (507,446)          (75,397)

NET INCOME (LOSS)                             $  (727,374)      $     2,826       $  (917,149)      $   (79,896)
                                              ===========       ===========       ===========       ===========

BASIC & DILUTED
NET INCOME (LOSS) PER SHARE                   $     (0.08)      $      0.00       $     (0.10)      $     (0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                              9,396,856         8,863,856         9,396,856         8,727,035

See notes to consolidated financial statements.

                              MILLER PETROLEUM, INC
                 Consolidated Statement of Stockholders' Equity
                                   (UNAUDITED)

                                                          Additional
                          Common         Shares           Paid-in       Unearned          Retained
                          Shares         Amount           Capital       Compensation      Earnings        Total
Restated balance,
April 30, 2005            9,396,856     $       939     $ 4,495,498                     ($2,123,077)    $ 2,373,360

Issuance of warrants                                        370,392                                         370,392
As prepayment of
Financing costs

Issurance of shares                                       1,000,000        (926,027)                         73,973
as payments of
services

Net loss  for the
six months ended
October 31, 2005                                                                           (917,149)       (917,149)
                        -----------     -----------     -----------     -----------     -----------     -----------

Restated balance,
October 31, 2005          9,396,856     $       939     $ 5,865,890     ($  926,027)    ($3,040,226)    $ 1,900,576
                        ===========     ===========     ===========     ===========     ===========     ===========

See notes to consolidated financial statements.

                             MILLER PETROLEUM, INC.
                      Consolidated Statement of Cash Flows
                                   (UNAUDITED)

                                                                              As Restated
                                                          For the Six         For the Six
                                                          Months Ended        Months Ended
                                                          October 31, 2005    October 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                  $      (917,149)    $       (79,896)
Adjustments to Reconcile Net Loss to
Net Cash Provided (Used) by Operating
Activities:
    Depreciation, depletion and amortization                      161,767             106,221
    Gain on sale of equipment                                         300               2,877
    Issuance of stock for services                                 73,973             110,000
    Accretion of warrant costs                                    158,740
    Changes in Operating Assets and Liabilities:
    Decrease (increase) in accounts receivable                     12,329                  95
    Decrease.(increase) in participant receivables               (337,059)                 --
    Decrease (increase) in loan fees                             (281,897)                  0
    Decrease (increase) in prepaid expenses                             0              39,808
    Increase (decrease) in accounts payable                      (172,935)            (60,549)
    Increase (decrease) in accrued expenses                      (199,075)              9,767
                                                          ---------------     ---------------
       Net Cash Provided (Used) by Operating
       Activities                                              (1,501,006)            128,323

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment                                             (28,394)                  0
Net additions to oil and gas properties                          (328,155)           (230,375)
                                                          ---------------     ---------------

       Net Cash Used by Investing
       Activities                                                (356,549)           (230,375)
                                                          ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable                                      (1,982,059)            (56,281)
Proceeds from borrowing                                         4,150,000              45,934
Net proceeds from issuance of common stock                              0              96,001
Increase in restricted cash                                       (92,358)                  0
Change in note receivable                                           5,000                   0
                                                          ---------------     ---------------

       Net Cash Provided by Financing
       Activities                                               2,080,583              85,654
                                                          ---------------     ---------------

NET INCREASE (DECREASE)  IN CASH)                                 223,028             (16,398)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                                 2,362              73,416

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                             $       225,390     $        57,018
                                                          ---------------     ---------------

CASH PAID FOR

INTEREST                                                  $      (136,229)    $       (96,131)
INCOME TAXES                                                            0                   0

See notes to consolidated financial statements.

                             MILLER PETROLEUM, INC.
                 Notes to the Consolidated Financial Statements

(1) Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 2005 Annual Report on Form 10-KSB. The results of operations for the period ended October 31, 2005 are not necessarily indicative of operating results for the full year. In the opinion of management, the consolidated financial statements and other information furnished herein reflect all adjustments in fiscal year 2005 consisting of normal recurring accruals which are necessary for a fair presentation of the results of the interim periods covered by this report.

(2) RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

      Our Consolidated Financial Statements for the quarter ended October 31, 2004 are restated in this Form 10-QSB to reflect a $22,000 amortization of prepaid financing costs and $110,000 in selling, general and administrative expenses to record stock issued for services. The effect of the restatements on net loss was to increase net loss by $132,000 for the quarter ended October 31, 2004.

(3) LONG-TERM DEBT, WARRANTS, LOAN FEES AND RESTRICTED CASH

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

      In connection with the loan, we incurred fees of $523,523, which are being amortized to interest expense over the life of the loan. Accordingly, $120,813 and $241,626 in amortization of these fees is included in interest expense for the three and six months ended October 31, 2005, respectively.

      The notes are secured by all of our assets and a security interest in a debt service account provided for by the agreement, under which $160,000 was placed in escrow to provide the lenders a reserve for future interest payments. The account is subject to draw-downs under specified conditions, and its balance of $ 85,358 is included on the balance sheet among restricted cash at October 31, 2005.

      To secure the funding, an aggregate total of 1,000,000 non-callable five year warrants exercisable at $0.50 per share, were also issued, with Registration rights requiring us to register the common stock into which the warrants can be converted. The warrants were recorded, at fair value, as $370,392 of prepaid financing costs. Fair value was computed as the estimated present value at grant date of the warrants using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 50%; a risk free interest rate of 4.50% and an expected option life of 2 year, six months. The options will be amortized to interest expense over the term of the loan which is payable on June 30, 2006. Interest expense connected with warrants was $158,740 and $79,370 for the six and three months ended October 31, 2005. The balance in the amount of $211,652 is included on the accompanying balance sheet at October 31, 2005, among prepaid expenses.

(4) STOCKHOLDERS' EQUITY

      As of September 8, 2005, we agreed to exchange 600,000 and 400,000 shares of our restricted common stock in return for consulting services to be provided over a two year period until September 8, 2007. Accordingly, the Company credited Additional Paid in Capital and debited Unearned Compensation for $1,000,000 to reflect the fair value of its shares as of September 8, 2005. Amortization of unearned compensation of $73,973 was reflected in general and administrative expense for the fifty-four days through October 31, 2005.

(5) PARTICIPANT RECEIVABLES

      Participant receivable consist of receivables contractually due from our various joint venture partners in connection with routine exploration, betterment and maintenance activities. The balance in participant receivables over 90 days old is $32,356. Our collateral for these receivables generally consists of lien rights over the related oil producing properties.

(6) RECENT ACCOUNTING PRONOUNCEMENTS

      In March 2004, The Emerging Issues Task Force ("EITF") reached a consensus that mineral rights, as defined in EITF Issue No. 04-02, Whether Mineral Rights are "Tangible or Intangible Asset," are tangible assets and that they should be removed as examples of intangibles assets in SFAS Nos. 141 and 142. The FASB has recently ratified this consensus and directed the FASB staff to amend SFAS Nos. 141 and 142 through the issuance of FASB Staff Positions FSP FAS 141-1 and FSP FAS 142-1. Historically we have included the cost of such mineral rights as tangible assets, which is consistent with the EITF's consensus. As such, EITF 04-02 did not affect our Consolidated Financial Statements.

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

      If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modifications for small business issuers. SFAS No. 123R will be effective for periods beginning after December 15, 2005. Accordingly, we will adopt SFAS No. 123R in our fourth quarter of fiscal 2006. We are currently evaluating the provisions of SFAS No. 123R and has not determined the impact that this Statement will have on its results of operations or financial position.

      In April 2005, the FASB issued Staff Interpretation No. 19-1 ("FSP FAS 19-1") "Accounting for Suspended Well Costs," which provides guidance on the accounting for exploratory well costs and proposes an amendment to FASB Statement No. 19 FASB 19, Financial Accounting and Reporting By Oil and Gas Producing Companies. The guidance in FSP FAS 19-1 applies to enterprises that use the successful efforts method of accounting as described in FASB 19 and currently we have no exploration activities; therefore, the guidance in FSP FAS 19-1 does not impact the consolidated financial position, result of operations or cash flows.

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

      We completed the drilling and fracing of the first five wells on the Koppers North and Carden Prospect in Campbell County, Tennessee. These are the Koppers 6A and 7A and the Carden 1A, 2A and 3A. The wells have been drilled to approximately 3000 feet in depth, to fully penetrate a thickened Devonian Shale, with up to 828 feet of potential hydrocarbon entry. Average open flows are 130 Mcf per day of natural gas each. Gathering lines have been installed to begin immediate gas sales.

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

Liquidity and Capital Resources

      During the fiscal years ended April 30, 2004 and 2005, our principal sources of liquidity were revenue from the production of oil and gas, the sale of drilling contracts and the proceeds from our $4,150,000 debt financing in May of 2005. Previously, private placements of our common stock had been our principal external sources of liquidity. In fiscal year 2004, our access to funding depended upon borrowing transactions with related parties and directors. In 2005 with the increase in the volatility of markets for petroleum products our access to sources of funds was enhanced. Accordingly subsequent to our year end, on May 9, 2005 we entered into a credit agreement with Prospect Energy Corporation, Inc and Petro Capital III, LP. Under the agreement, we received an aggregate of $4,150,000 in debt financing under two convertible promissory notes with Prospect and Petro, for $3,150,000 and $1,000,000, respectively. Proceeds from this borrowing were used to satisfy substantially all then existing obligations existing at the balance sheet date. Remaining funds after retirement of debt were used to institute the drilling program. The notes are interest only accruing at 12%, payable on June 30, 2006. The notes are convertible into common stock at the lesser of $1.50 or the price at which common stock will be issued to investors in our planned equity offering.

Results of Operations

Six Months Ended October 31, 2005 compared to Six Months Ended October 31, 2004

      We had revenues of $1,683,830 for the six months ended October 31, 2005, up from $490,121 in revenue recognized during the first six months of fiscal 2004. This is primarily attributable to our institution of turn-key drilling program on the Koppers North tract which produced additional revenue for the first six months of fiscal 2005.

      Our oil and gas revenue for the first six months of fiscal 2005 was $368,877, up from $362, 450 in the first six months of fiscal 2004. This increase was due primarily to an increase in natural gas and oil prices as offset by normal decline curves.

      Service and drilling revenue for the first six months of fiscal 2005 was $1,314,666 up from $61,351 for the same six months last fiscal year. This increase was due to increased drilling activity associated with our turn-key drilling contracts and joint venture agreements.

      During the current six months, retail sales were $0 compared to $35,492 during the same six months of fiscal 2004. This relates to equipment that is sold off of our lot, in discrete quantities, which by its nature tends to give rise to variances.

      Our net loss for the current six months was $917,149 up from a net loss of $79,896 for the same six months of fiscal 2004. This change was due primarily to increased business expense and professional fees and costs associated with loan closing costs and the amortization of warrants associated with the loan. We feel these costs will be offset by the increased drilling activity associated with our new drilling efforts.

      Costs of sales for the first six months of fiscal 2005 was $1,106,238 up from $76,635 in the same period of fiscal 2004 due primarily to additional expenses associated with our drilling program.

      Selling and general administrative expenses were $646,833, up from $235,990, in the same six months of fiscal 2004. This increase was primarily due to increases in legal and professional expenses, an overall upgrade in our financial reporting capabilities and expenses of stock issued for services.

      Salaries and wages for the first six months of fiscal 2005 were $178,695, up from $97,774, in the same six months of fiscal 2004. This was due to the expenditures of staff time in administrative functions rather than on capitalized oil and gas well projects.

      Depreciation, depletion and amortization for the first six months of fiscal 2005 was $161,767, up from $84,221 in the same period of fiscal 2004. This increase was due to increases in depletion expense in the fourth quarter of 2004, which resulted from the reclassification of certain properties from proved undeveloped to probable and/or possible.

Three Months Ended October 31, 2005 compared to Three Months Ended October 31, 2004

      We had revenues of $199,764 for the second quarter of fiscal 2005, down from the $202,815 in revenue recognized during the second quarter of fiscal 2004. The change was due to a combination of increased revenue from oil and gas sales and a decrease in other revenues.

      Our oil and gas revenue for the current quarter was $183,056, up from $135,506 in the second quarter of fiscal 2004. This increase was due primarily to an increase in natural gas and oil prices.

      Service and drilling revenue for the second quarter of fiscal 2005 was $16,467, down from $29,538 for the same quarter last year. This decrease was due to decreased drilling activity associated with our turn-key drilling contracts and the joint venture agreements.

      During the current quarter, retail sales were $0 compared to $7,592 during the first quarter of fiscal 2004. This relates to equipment that is sold off of our lot, in discrete quantities, which by its nature tends to give rise to variances.

      Our net loss for the current quarter was $727,374, up from a net income of $2,826 for the same quarter of fiscal 2004. This change was due primarily to increased interest expense, depletion expense and professional fees and costs associated with loan closing costs and the amortization of warrants associated with the loan. We feel these costs will be offset by the increased drilling activity and reserve growth associated with new drilling efforts.

      Cost of sales for the second quarter of fiscal 2005 was $125,680 up from $34,484 in the same quarter of fiscal 2004, due primarily to additional expenses associated with our drilling program.

      Selling, general and administrative expenses were $275,364, up from $33,246 in the second quarter of fiscal 2004. This increase was primarily due to increases in legal and professional expenses, an overall upgrade in our financial reporting capabilities, and expenses of stock issued for ser vices.

      Salaries and wages for the current quarter were $102,279, up from $64,068 in the second quarter of fiscal 2004. This was due to expenditures of staff time in administrative functions rather than on capitalized oil and gas well projects.

      Depreciation, depletion and amortization for the second quarter of fiscal 2005 was $87,549, up from $43,165 in the second quarter of fiscal 2004. This increase was due to increases in depletion expense, which resulted from the reclassification of certain properties from proved undeveloped to probable and/or possible.

Item 3. Controls and Procedures

      Our Chief Executive Officer and our Chief Financial Officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the quarter ended October 31, 2005. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Security Exchange Act of 1934, (the "Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file under the Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

                           PART II - OTHER INFORMATION

Item 3. Unregistered Sales of Equity Securities and Use of Proceeds

We have sold the following securities within the past three years without registering them under the Securities Act. Each of these securities was sold without registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D of the Securities Act of 1933, as amended.

On September 8, 2005, we agreed to issue 600,000 shares of common stock to Growth Management in consideration Of consulting services valued at $ 600,000.

On September 8, 2005, we agreed to issue 400,000 shares of common stock to Scott Boruff in consideration Of consulting services valued at $ 400,000.

On May 9, 2005, we entered into a credit agreement "Credit Agreement with Prospect Energy Corporation, a Maryland Corporation ("Prospect Energy") and Petro Capital III, L.P., a Texas limited liability company ("Petro Capital"), collectively referred to as the "selling shareholders," with MPC, Inc., our wholly owned subsidiary as guarantor, for the issuance and sale of senior secured convertible promissory notes ("senior secured notes") in the aggregate principal amount of $4,150,000 and accruing interest at 12% per annum. The senior secured notes are convertible into common stock, par value $0.0001 per share at the lesser price of $1.50 our planned per share our price of the common stock, par value $0.0001 per share at the lesser price of $1.50 our planned per share or the price of common stock issued to investors should we engage in a planned equity financing. In addition, we issued to the selling shareholders five year warrants to purchase an aggregate of 1,000,000 shares of our common stock, par value $0.0001 per share at an exercise price of $0.50 per share. Proceeds from this borrowing were used to retirement of all existing debt at the quarter ended July 31, 2005 and to institute the drilling program.

On April 2, 2004, we issued 200,000 shares to Ratliff Farms, Inc. in a private placement for an aggregate consideration of $50,000.

On August 13, 2003, warrants were granted to Sherri Ann Parker Lee and William Parker Lee in the amount of 1,110,000 and 250,000 respectively, as partial consideration for a subordinated loan in the amount of $1,360,000. These warrants were exercisable at a price of $0.80 per share and expired on January 1, 2005 without being exercised.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits.

            31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

            31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

            31.3 Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

            31.4 Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                MILLER PETROLEUM, INC.
Date: December 15, 2005
                                                By: /s/ Deloy Miller
                                                    ----------------------------
                                                    Deloy Miller
                                                    Chief Executive Officer

Date: December 15, 2005                         By: /s/ Charles M. Stivers
                                                    ----------------------------
                                                    Charles M. Stivers
                                                    Chief Financial Officer