Form 10KSB/A
period 2005-04-30
MILLER PETROLEUM INC
filed 2006-03-01
CIK 785968

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————————————
FORM 10-KSB/A

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2005

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File No. 033-02249-FW

MILLER PETROLEUM, INC.
(Name of small business issuer in its charter)

Tennessee (State or Other Jurisdiction of Incorporation or Organization)	62-1028629 (I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A (“Form 10-KSB/A) to Miller Petroleum’s Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on August 30, 2005 (the “Original Annual Report”), is being filed to reflect responses to comments received from the SEC on February 1, 2006 concerning the Original Annual Report, as well as additional disclosure revisions deemed appropriate by current management.

In addition, the Original Filing has been amended to include currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Form 10-KSB/A does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures affected by subsequent events.

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

On April 21, 2005, we began drilling operations of the Eula Butler Et Al #1 well, a deep wildcat in Roane County, to a depth of 6200 feet to the Knox dolomite, as a part of our joint venture with a large Appalachian based oil and gas company. A seismic study revealed a possibility of significant quantities of oil and gas from the nearby Trenton-Stones River limestone formations. The target depth is around 6200 feet and we anticipate that this well will be completed at the beginning of the next fiscal year.

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

Lease and Royalty Terms

Koppers Lease or "ARCO/GULF Farmout"

Located in Campbell County in Tennessee, this is the largest acreage block we have under lease. This acreage was acquired through a farmout agreement with Atlantic Richfield (“ARCO”), which has since merged into British Petroleum. We own a 100% working interest in approximately 27,000 acres. This lease provides for a landowner royalty of 12.5% and an overriding royalty interest of 7.5% with an 80% net royalty interest. The lease is split into two parcels. A 6,300 acre northern parcel borders the Kentucky state line and a 20,700 acre parcel borders the city of LaFollette, Tennessee. Currently, there are ten producing oil wells on the southern tract of this lease, consisting of Koppers 9b, 10b, 18b, 20b, 22b, 23b, 26b, 27b, 28b, 32b,. The ten wells have produced 163,983 barrels of oil from the Big Lime Formation through April 30, 2005. This lease remains in effect for as long as there is production. The Company has leased and is currently leasing smaller tracts of 50 to 1,000 acres adjacent to or near the Koppers South Fields acreage.

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

(*) This well is awaiting completion.

Harriman Prospect Joint Venture

The Harriman Prospect Joint Venture includes several small leases in Roane County, Tennessee with a total acreage of approximately 3,500 acres. The net royalty interest is 87.5% with the landowners receiving a 12.5% royalty. We have a 50% working interest in these leases. In addition to the Eula Butler Et Al #1 well, additional wells are being planned on this area. There are several smaller leases that expire at different times. When drilled on, they will be held by production.”

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

Oil and Gas Reserve Analyses

Our estimated net proved oil and gas reserves and the present value of estimated cash flows from those reserves are summarized below. The reserves were estimated by Netherland Sewell and Associates, Inc., independent petroleum engineers, in accordance with regulations of the Securities and Exchange Commission, using market or contract prices at the end of each of the years presented in the consolidated financial statements. These prices were held constant over the estimated life of the reserves.

Ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below for each of the years presented in the consolidated financial statements.

	Oil (Bbls)	Gas (Mcf)
Proved reserves
Balance, April 30, 2003	208,821	5,365,057
Discoveries and extensions	68,903	718,160
Revisions of previous estimates	79,169	2,642,073
Production	(5,957)	(28,771)

Balance April 30, 2004	350,936	8,696,519
Discoveries and extensions	35,400	220,000
Revisions of previous estimates	(284,979)	(7,592,419)
Production	(7,532)	(74,534)

Balance April 30, 2005	93,825	1,249,566

Proved developed producing reserves at April 30, 2005	60,734	697,916

Proved developed producing reserves at April 30, 2004	62,106	1,035,850

Our standardized measure of discounted future net cash flows from our estimated proved oil and gas reserves is provided for the financial statement user as a common base for comparing oil and gas reserves of enterprises in the industry and may not represent the fair market value of our oil and gas reserves or the present value of future cash flows of equivalent reserves due to various uncertainties inherent in making these estimates. Those factors include changes in oil and gas prices from year-end prices used in the estimates, unanticipated changes in future production and development costs and other uncertainties in estimating quantities and present values of oil and gas reserves.

The following table presents the standardized measure of discounted future net cash flows from our ownership interests in proved oil and gas reserves as of the end of each of the years presented in the consolidated financial statements. The standardized measure of future net cash flows as of April 30, 2005 and 2004 are calculated using weighted average process in effect as of those dates. Those prices were $6.75 and $6.25 respectively, per Mcf of natural gas, and $44.50 and $32.75 respectively, per barrel of oil. The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the estimated proved reserves based on year-end cost levels. Future income taxes are based on year-end statutory rates, adjusted for any operating loss carryforwards and tax credits. The future net cash flows are reduced to present value by applying a 10% discount rate.

Standardized measures of discounted future net cash flows at April 30, 2005 and 2004 are as follows:

	2005	2004

Future cash flows	$12,747,600	$65,105,641
Future production costs and taxes	(1,939,000)	(2,769,464)
Future development costs	(745,000)	(4,740,000)
Future income tax expense	(3,119,716)	(17,854,815)
Future cash flows	6,943,884	39,741,362
Discount at 10% for timing of cash flows	(3,463,248)	(16,591,415)
Discounted future net cash flows from proved reserves	$3,480,636	$23,149,947

Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table summarized the changes in the standardized measure of discounted future net cash flows from estimated production of our proved oil and gas reserves after income taxes for each of the years presented in the consolidated financial statements.

The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves for April 30, 2005 and 2004.

	April 30,
	2005	2004
Balance, beginning of year	$23,149,947	$13,165,412
Sales, net of production costs and taxes	(784,409)	(773,033)
Changes in prices and production costs	7,490,059	9,737,935
Revisions of quantity estimates	(39,206,898)	5,505,439
Development costs incurred	3,995,000	-
Net changes in income taxes	8,836,937	(4,485,806)
Balances, end of year	$3,480,636	$23,149,947

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

Business Strategy: Growth through the Drillbit

Our goal is to maximize shareholder value through the execution of a business strategy designed to capitalize on our strengths and the continued expansion of our operations through the growth of our oil and gas reserves. We believe this can best be achieved by:

•
Focusing on the development, drilling and production of natural gas and crude oil in east Tennessee’s Appalachian Basin. Appalachian gas sells at a premium price to Henry Hub, due to its proximity to major consuming regions.

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

Our natural gas has multiple markets throughout the eastern United States through gas transmission lines. Access to these markets is presently provided by four companies in North-Eastern Tennessee. Cumberland Valley Resources (“CV Resources”) purchases our natural gas that is produced from the "Delta Leases." Nami Resources Company (“Nami Resources”) purchases our gas from the Jellico West field and Tengasco services the Swan Creek production. Local markets in Tennessee are served by Citizens Gas Utility District (‘Citizens Gas”) and the Powell Clinch Utility District. Surplus gas is placed in storage facilities or transported to East Tennessee Natural Gas which serves Tennessee and Virginia.

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

Employees

We currently have 11full-time employees, however, when we commence a full-scale drilling program, we may employ up to as many as 10 additional subcontractors or temporary employees.

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

Our current petroleum engineer, Netherland Sewell & Associates, Inc. (“NSAI”), in its report dated June 28, 2005, estimated that our current petroleum “proven” reserves, calculated on the basis of a discounted cash flow analysis, are valued at approximately $3.5 million. This estimate is a significant reduction from the estimate at April 30, 2004 of approximately $23 million of proven reserves previously provided to us by our former petroleum engineering firm.

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

Shares Issuable Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

The table below provides information, as of April 30, 2005, concerning securities authorized for issuance under equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	--	--	--
Equity compensation plans not approved by shareholders	540,000(1)	1.30	--
Total	540,000	1.30	--

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

Results of Operations

In fiscal 2005, we increased our capitalized costs of oil and gas properties from $2,638,005 to $2,941,832. Our development costs for oil and gas properties decreased from $565,779 to $549,687. Estimates of proved reserves of oil decreased from 350,937 barrels to 93,825 and estimates of proved reserves of natural gas decreased from 8,696,519 Mcf to 1,249,566 Mcf. Proved developed producing reserves of oil decreased to 60,734 barrels from 62,106 barrels and proved developed producing reserves of natural gas decreased to 697,916 Mcf from 1,035,850 Mcf. These decreases were primarily due to a change in the evaluations by our new engineering firm NSAI, which reclassified previous estimates of proved reserves as possible and probable. (See Description of Business—“Oil and Gas Reserve Analyses.” in this Annual Report.) During fiscal 2005, future cash flows discounted 10% after income taxes from proved reserves decreased from $23,149,947 to $3,480,639. Our oil and gas revenue was $784,409 for fiscal 2005, up from $773,033 for fiscal 2004. Volatile changes in the price of natural gas and oil partially offset by normal declines in our production curves brought about this increase. During fiscal 2005, service and drilling revenue was $209,680, down from $1,186,823, in part due to the disposal of a drilling rig. Cost of revenue from service and drilling decreased by $682,943 from Fiscal 2004 to Fiscal 2005. The drilling rig was old and in need of major repairs. To acquire new drill pipe, hammers and a compressor would cost $320,000, and likely the motor would need to be replaced to continue using the rig. The cost of repairs, combined with high worker’s compensation insurance rates, would have resulted in a negative cash flow to the Company. At the time the rig was sold it was not being utilized, and management believed that it was in the best interests of the Company sell the rig and use the funds to enhance the Company’s oil and gas leases. Retail sales increased from $6,939 in fiscal 2004, to $35,947 in fiscal 2005 primarily due to the market volatility, and are included in service and drilling revenue for financial statement purposes.

During fiscal 2005, Miller Petroleum produced 75 MMBTUs of natural gas, with an average price of $6.28 per MMBTU. Production decreased from about 88 MMBTUs in fiscal 2004, and the average price per MMBTU was $5.63. The following tables reflect our production figures for the fiscal years ended April 30, 2005, and 2004

Fiscal Year	Average Net Production Gas /MBTU	Sales Price /MMBTU
2004	88,000	$5.63
2005	75,000	$6.28

Fiscal Year	Average Net Barrels of Oil	Sales Price
2004	10,100	$27.30
2005	7,500	$40.48

	2003	2004	2005
Net Productive Wells	22.60	20.20	20.20
Developed Acreage	1,480	1,480	1,480
Undeveloped Acreage	41,120	41,120	41,120
Net Productive Exploratory Wells	0	0	0
Net Dry Exploratory Wells	0.24	0.30	0.30
Net Productive Developmental Wells	1.408	1.20	1.20
Net Dry Developmental Wells	0	0	0

Liquidity

Cash provided by operating activities was $154,580 for fiscal 2005, a reduction of $203,287 from operating activities of $357,867 in fiscal 2004. Our principal source of liquidity has been oil and gas revenues, loans from related parties and directors, private placement transactions of our common stock, and participation with investors in various oil and gas wells. The increase in oil and gas prices and the fact that we have approximately 43,000 acres under lease in Tennessee enhances our ability to attract investors and to pursue joint ventures in oil and gas. This is reflected by the our entry into a convertible loan on May 9, 2005 for $4,150,000, secured by our assets which paid off most of our liabilities and provided approximately $800,000 for operations and drilling and completing oil and gas wells. Also, during May and June of 2005 we received $1,175,000 as a part of our joint venture with GTE and Norwest for the initial drilling and completion of five (5) wells. Our long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and gas business. A material drop in oil and gas prices or a reduction in production and reserves would reduce our ability to fund capital expenditures, reduce debt, meet financial obligations and remain profitable. We operate in an environment with numerous financial and operating risks, including, but not limited to, the inherent risks of the search for, development and production of oil and gas, the ability to buy properties and sell production at prices which provide an attractive return and the highly competitive nature of the industry. Our ability to expand our reserve base is, in part, dependent on obtaining sufficient capital through internal cash flow or the issuance of debt or equity securities. There can be no assurance that internal cash flow and other capital sources will provide sufficient funds to maintain capital expenditures that we believe are necessary to offset future declines in production and proved reserves.

Subsequent to year end, we drilled ten (10) gas wells on four (4) properties. Based on flow tests, seven (7) of the wells are producing gas. Our net production volume was expected to be about 600,000 Mcf per month. We expect these wells to produce an additional $8,000 to $10,000 per month in net gas revenues beginning in October to November 2005.

Item 7. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants	21

Consolidated Balance Sheet	22-23

Consolidated Statements of Operations	24

Consolidated Statements of Stockholders' Equity	25

Consolidated Statements of Cash Flows	26

Notes to the Consolidated Financial Statements	27-43

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

As discussed in Note 2 to the financial statements, the Company has restated its financial statements for the year ended April 30, 2004 to properly reflect transactions in its common stock.

/s/ Rodefer Moss & Co, PLLC

Knoxville, Tennessee
July 28, 2005

Miller Petroleum, Inc.
Consolidated Balance Sheets

	April 30, 2005	Restated April 30, 2004
ASSETS
CURRENT ASSETS

Cash	$2,362	$2,416
Accounts receivable	182,951	117,167
Current portion of note receivable	47,000	18,875
Inventory	67,389	50,911
Deferred offering costs	88,842	88,842
Prepaid expenses	—	66,590
Total Current Assets	388,544	344,801
FIXED ASSETS
Machinery	941,601	1,036,802
Vehicles	333,583	385,465
Buildings	313,335	313,335
Office equipment	72,549	72,549
Less: accumulated depreciation	(939,579)	(905,531)
Total Fixed Assets	721,489	902,620
OIL AND GAS PROPERTIES	2,941,832	2,638,005
(On the basis of successful efforts accounting)

PIPELINE FACILITIES	206,298	218,637
OTHER ASSETS
Land	496,500	511,500
Investments	500	500
Well equipment and supplies	431,462	443,942
Long-term notes receivable	—	56,338
Cash - restricted	71,000	71,000
Total Other Assets	999,462	1,083,280
TOTAL ASSETS	$5,257,625	$5,187,343

See notes to consolidated financial statements.

Miller Petroleum, Inc.
Consolidated Balance Sheets

	April 30,	Restated April 30,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable - trade	$330,620	$335,556
Accrued expenses	224,306	116,011
Current portion of notes payable
Related parties	—	1,360,000
Other	—	176,624
Total Current Liabilities	554,926	1,988,191

LONG-TERM LIABILITIES

Notes payable
Related parties	1,673,693	269,230
Other	655,646	616,739
Total Long-Term Liabilities	2,329,339	885,969
Total Liabilities	2,884,265	2,874,160

STOCKHOLDERS’ EQUITY

Common Stock: 500,000,000 shares authorized at $0.0001 par value, 9,396,856 and 8,378,856 shares issued and outstanding	939	838
Additional paid-in capital	4,495,498	4,173,998
Accumulated deficit	(2,123,077)	(1,861,653)
Total Stockholders’ Equity	2,373,360	2,313,183
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,257,625	$5,187,343

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Consolidated Statements of Operations

	For the Year Ended April 30,	Restated For the Year Ended April 30,
	2005	2004
REVENUES
Oil and gas revenue	$784,409	$773,033
Service and drilling revenue	245,627	1,193,762
Total Revenue	1,030,036	1,966,795

COSTS AND EXPENSES
Oil and gas cost	177,287	228,301
Service and drilling cost	82,730	765,673
Selling, general and administrative	604,040	567,112
Depreciation, depletion and amortization	366,279	233,439
Total Costs and Expenses	1,230,336	1,794,525
INCOME (LOSS) FROM OPERATIONS	(200,300)	172,270
OTHER INCOME (EXPENSE)
Interest income	875	1,918
Gain on sale of equipment	157,562	42,897
Interest expense	(219,561)	(228,436)
Total Other Expense	(61,124)	(183,621)
INCOME TAXES	—	—
NET LOSS	$(261,424)	$(11,351)
BASIC AND DILUTED
LOSS PER SHARE	$(0.03)	$(0.00)
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	9,030,738	8,350,048

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Consolidated Statements of Stockholders’ Equity

	Common Shares	Shares Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Restated balance, April 30, 2003	8,293,856	$830	$4,000,871	($1,850,302)	$2,151,399

Issuance of shares in connection with deferred offering	85,000	8	88,834	—	88,842

Issuance of warrants as prepayment of financing costs	—	—	59,293	—	59,293

Issuance of options for services	—	—	25,000	—	25,000

Net loss for the year ended April 30, 2004	—	—	—	(11,351)	(11,351)

Restated balance, April 30, 2004	8,378,856	838	4,173,998	(1,861,653)	2,313,183

Sales of restricted shares for cash at discounts from market for free-trading shares	275,000	27	79,974	—	80,001

Issuance of restricted shares for services at prevailing discounts from market for free trading shares	113,000	11	42,589	—	42,600

Issuance of restricted shares for leasehold interests in mineral rights at prevailing discount from market price for free-trading shares	500,000	50	105,950	—	106,000

Issuance of shares for cash	20,000	2	15,998	—	16,000

Issuance of shares for services	110,000	11	76,989	—	77,000

Net loss for the year ended April 30, 2005	—	—	—	(261,424)	(261,424)
Balance
April 30, 2005	9,396,856	$939	$4,495,498	$(2,123,077)	$2,373,360

See notes to consolidated financial statements.

Miller Petroleum, Inc.
Consolidated Statements of Cash Flows

	April 30,	Restated April 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(261,424)	$(11,351)
Adjustments to Reconcile Net Loss to
Net Cash Provided by Operating Activities:
Depreciation, depletion and amortization	393,061	265,950
Gain on sale of equipment	(157,562)	(42,897)
Options issued in exchange for services	—	25,000
Common Stock issued in exchange for services	119,600	—
Changes in Operating Assets and Liabilities:
Increase in accounts receivable	(65,784)	(8,894)
Increase in inventory	(16,478)	(13,092)
Decrease (increase) in prepaid expenses	39,808	(10,398)
Increase (decrease) in accounts payable	(4,936)	121,729
Increase in accrued expenses	108,295	31,820
Net Cash Provided by Operating Activities	154,580	357,867
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments	—	12,812
Proceeds from sale of land	15,000	—
Purchase of equipment	(1,500)	(113,834)
Purchase of oil and gas properties	(386,687)	(565,779)
Proceeds from sale of equipment	187,682	392,499
Decrease in restricted cash	—	3,000
Changes in note receivable	28,125	14,201
Net Cash Used by Investing Activities	(157,380)	(257,101)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	96,001	—
Payments on Notes Payables	(137,716)	(502,376)
Proceeds from borrowings	44,461	400,662
Net Cash Provided (Used) by Financing Activities	2,746	(101,714)
NET DECREASE IN CASH	(54)	(948)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,416	3,364
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,362	$2,416

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Oganization and Basis of Presentation

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

Class	Lives (Years)
Building	40
Machinery and equipment	5-20
Vehicles	5-7
Office equipment	5

Depreciation expense for the years ended April 30, 2005 and 2004 was $120,419 and $182,047 respectively.

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.  Revenue Recognition

Oil and gas production revenue is recognized as income as production is extracted and sold. Service and drilling income is recognized at the time it is both earned and we have a contractual right to receive the revenue. Turnkey contracts not completed at year end are reported on the completed contract method of accounting. There were no uncompleted contracts at the end of fiscal 2005 and 2004. Retail sales of various parts and equipment is recognized as income at the time the item is sold and, under the 10% rule, has been combined with service and drilling revenue.

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

k.  Well Equipment and Supplies

Well equipment represent equipment held by the Company and is carried at salvage value. When well equipment is acquired by the Company in basket purchases, the cost is applied only to the marketable portion of the equipment.

l.  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported on the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The most significant assumptions are for asset retirement obligation liabilities and estimated reserves of oil and gas. Oil and gas reserve estimates are developed from information provided by the Company’s management to Netherland Sewell and Associates, Inc., of Dallas Texas (“NSAI”) and Glover Petroleum Consultants, of Crossville, Tennessee (“Glover”), for the years ended April 30, 2005 and 2004, respectively. In 2005, management’s estimate of its proved reserves was revised downward from approximately 350,000 barrels of oil to about 94,000, and its proved reserves estimates for natural gas were revised from about 8,700,000 thousand cubic feet (“Mcf”) to about 1,200,000 Mcf. This revision was the result primarily of NSAI’s reclassification of proved reserves to probable and possible reserves. While reserves are not reflected on the Company’s balance sheet, the revision in estimate did affect the 2005 depletion expense associated with its oil and gas properties, which is calculated on the basis of proved reserves only. The change was accounted for as a revision in an estimate, and the effect on net income was approximately $160,000 or $0.02 per basic diluted share of common stock.

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

In December 2003, the FASB issued a revised interpretation No 46, “Consolidation of Variable Interest Entities.” The interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain types of entities. Adoption did not have an impact on the Company’s financial statements.

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

In April 2005, the FASB issued Staff Interpretation No. 19-1 FSP FAS 19-1 (“FSP 19-1”) “Accounting for Suspended Well Costs,” which provides guidance on the accounting for exploratory well costs and proposes an amendment to FASB Statement No. 19 (“FASB 19”), “Financial Accounting and Reporting By Oil and Gas Producing Companies.” The guidance in FSP 19-1 applies to enterprises that use the successful efforts method of accounting as described in FASB 19. The guidance in FSP 19-1 is not expected to impact the consolidated financial position, result of operations or cash flows.

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

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

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

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2005 and 2004

NOTE 3 - STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

	2005	2004

CASH PAID FOR:
Interest	$70,990	$195,919
Income Taxes	—	—

NON-CASH FINANCING ACTIVITIES:
Financing costs from issuance of warrants	—	59,293
Common stock issued for deferred offering costs	—	88,842
Stock issued for mineral rights	106,000	—
Common stock issued for services	119,600	—
Conversion of account to note payable	—	250,689
Amortization of prepaid interest	26,786	32,511

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

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2005 and 2004

NOTE 6 - LONG-TERM DEBT AND SUBSEQUENT EVENT

The Company had the following debt obligations at April 30, 2005 and April 30 2004

	2005	2004
Note payable to First National Bank of Oneida secured by stock and equipment, bearing interest at 7.50% due in quarterly payments of $15,000 on January 14, 2006	$85,097	$136,650

Note payable to American Fidelity Bank secured by equipment, bearing interest at 4.00% due in monthly payments of $2,272 with final payment due in August 2008	$353,891	$366,724

Line of credit payable to First National Bank of the Cumberlands, secured by equipment and accounts receivable, bearing interest at 10.388% due on October 12, 2005	$16,835	$19,380

Note payable to supplier secured by assignment of royalty income from five gas wells in Campbell County, Tennessee, interest at prime 5.75% at April 30, 2005	$199,824	$250,688

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2005 and 2004

NOTE 6 - LONG-TERM DEBT AND SUBSEQUENT EVENT (Continued)

	2005	2004
Note payable to related party, unsecured, interestat 7.00% with payments due yearly with the principle due in May of 2005	$59,692	$15,230

Note payable to related party secured by twelve oil and gas wells, bearing interest at 9.00% and requiring interest payments quarterly with principle due in December 2004	$1,110,000	$1,110,000

Note payable to related party bearing interest at 8.00% with principle due in December 2005	$254,000	$254,000

Note payable to related party secured by twelve oil and gas wells, bearing interest at 9.00% and requiring interest payments quarterly with principle due in December 2004	$250,000	$250,000

Note payable to Home Federal Bank secured by equipment, bearing interest at 9.75% due in monthly payments with final payment due in August 2005	—	$7,001

Note payable to General Motors Acceptance Corporation secured by a pickup truck, bearing interest at 0.00% due in monthly payments of $721 with final payment due in October 2004	—	$5,768

Note payable to General Motors Acceptance Corporation Secured by a Suburban, bearing interest at 0.00% due in monthly payments of $894 with final payment due in October 2004	—	$7,152

Total notes payable	$2,329,339	$2,422,593
Less current maturities	—	1,536,624
Notes payable - long-term	$2,329,339	$885,969

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

NOTE 8 - ASSET RETIREMENT OBLIGATION

In 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company's asset retirement obligations relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas properties. Prior to adoption of this statement, such obligations were accrued ratably over the productive lives of the assets through its liability for such amounts. The Company adopted SFAS 143 beginning on May 1, 2003 and using a credit-adjusted risk free rate of 12%, an estimated useful life of wells ranging from five to forty-five years and estimated plugging and abandonment cost of $1,000 per well, the Company recorded a non-cash charge related to the cumulative effect of a change in accounting principle of $7,592.

The changes in the Company’s liability from adoption at July 1, 2004 to April 30, 2005 were as follows:

Liability from adoption of SFAS No. 143 May 1, 2003	$11,538

Accretion expense for 2004	1,768

Asset retirement obligation as of December 31, 2003	13,306

Accretion expense for 2004	1,890

Asset retirement obligation as of December 31, 2004	$15,196

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

A reconciliation of the statutory U. S. Federal income tax and the income tax provision included in the accompanying consolidated statements of operations is as follows:

	2005	2004

Federal statutory rate	34%	34%
Federal tax benefit at statutory rate	$89,000	$13,000
State income tax benefit	19,600	2,800

Increase in deferred tax asset and valuation allowance	$108,600	$15,800

	2005	2004

Net operating loss carryforward	$1,451,000	$1,362,000

	1,451,000	1,362,000

Valuation allowance	(1,451,000)	(1,362,000)

Net deferred taxes	$—	$—

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

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2005 and 2004

NOTE 10 - STOCKHOLDERS’ EQUITY (Continued)

Information regarding the warrants at April 30, 2005 and 2004 is as follows:

	2005		2004
	Weighted Shares	Average Exercise Price	Weighted Shares	Average Exercise Price

Options outstanding beginning of year	2,235,000	$0.88	875,000	$1.19
Options canceled	1,695,000	0.77	100,000	2.00
Options exercised	—	n/a	—	n/a
Options granted	—	0.00	1,460,000	$0.78

Options outstanding, end of year	540,000	$1.30	2,235,000	$0.88

Options exercisable, end of year	540,000	$1.30	2,435,672	$0.88

Option price range, end of year		$0.50 to 2.00		$0.46 to 2.00

Option price range, exercised shares		n/a		n/a

Options available for grant at end of year		n/a		n/a

Weighted average fair value of options granted during the year		n/a		$0.05

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

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2005 and 2004

NOTE 12 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount reported on the balance sheet for cash, accounts and notes receivable, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of notes payable approximate fair value due to the settlement at carrying value of these obligations subsequent to the balance sheet date (see Note 6, Long Term Debt).

NOTE 13 - S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

(1) Capitalized Costs Relating to Oil and Gas Producing Activities at April 30, 2005 and 2004 is as follows:

	2005	2004

Proved oil and gas properties and related lease equipment

Developed	$3,841,996	$3,362,316
Non-developed	31,053	31,053
	3,873,049	3,393,369
Accumulated depreciation and depletion	(931,217)	(755,364)
Net Capitalized Costs	$2,941,832	$2,638,005

(2) Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

	2005	2004

Acquisition of Properties Proved and Unproved	$—	$—
Exploration Costs	—	—
Development Costs	549,687	565,779
Total	$549,687	$565,779

(3) Results of Operations for Producing Activities

	2005	2004

Production revenues	$784,409	$773,033

Production costs	177,287	228,301
Depreciation and amortization	245,860	43,800

Results of operations for producing activities (excluding corporate overhead and interest costs)	$361,262	$500,932

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

	Oil (Bbls)	Gas (Mcf)
Proved reserves

Balance, April 30, 2003	208,821	5,365,057
Discoveries and extensions	68,903	718,160
Revisions of previous estimates	79,169	2,642,073
Productions	(5,957)	(28,771)

Balance, April 30, 2004	350,936	8,696,519
Discoveries and extensions	35,400	220,000
Revisions of previous estimates	(284,979)	(7,592,419)
Production	(7,532)	(74,534)

Balance, April 30, 2005	93,825	1,249,566

Proved developed producing reserves at April 30, 2005	60,734	697,916

Proved developed producing reserves at April 30, 2004	62,106	1,035,850

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

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company’s proved developed reserves for the years ended April 30, 2005 and 2004. Estimated future cash flows were based on independent reserves evaluation from Netherland Sewell & Associates, Inc. and Glover Petroleum Consultants for the years ended April 30, 2005 and April 30, 2004, respectively. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at April 30, 2005 and 2004, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company’s recoverable reserves or in estimating future results of operations.

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

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2005 and 2004

NOTE 13 - S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited) (Continued)

Of the Company’s total proved reserves as of April 30, 2005 and 2004, approximately 59% and 7%, respectively, were classified as proved developed producing, 11% and 4%, respectively, were classified as proved developed non-
producing and 30% and 89%, respectively, were classified as proved undeveloped. All of the Company’s reserves are located in the continental United States.

The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves for April 30, 2005 and 2004.

	April 30,
	2005	2004

Balance, beginning of year	$23,149,947	$13,165,412

Sales, Net of production costs and taxes	(784,409)	(773,033)

Changes in prices and production costs	7,490,059	9,737,935
Revisions of quantity estimates	(39,206,898)	5,505,439
Development costs incurred	3,995,000	—
Net changes in income taxes	8,836,937	(4,485,806)
Balances, end of year	$3,480,636	$23,149,947

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

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and is not necessarily indicative of beneficial ownership for any other purpose. Shares of Common Stock that a person has a right to acquire within 60 days are deemed outstanding for purposes of computing the percentage ownership of that person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. We based our calculations of the percentage owned on 9,466,856 shares outstanding on July [25], 2005.

Except as otherwise indicated, each director and named executive officer (1) has sole investment and voting power with respect to the securities indicated or (2) shares investment and/or voting power with that individual’s spouse.

The address of each director and named executive officer listed in the table below is c/o Miller Petroleum, Inc., 3651 Baker Highway, Huntsville, Tennessee 37756.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Directors and Officers
Deloy Miller	4,090,343		43.2%
Ernest Payne	105,000	(1)	*
Charles M. Stivers	50,000	(2)	*
Herman E. Gettelfinger	342,901	(3)	3.62%
Herbert J. White	300		*
All directors and executive officers (6 persons)	4.588,544	(4)	48.5%

Beneficial Owner of More Than 5%
Ratliff Farms, Inc.	500,000		5.28%

 _________
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

Item 13. Exhibits.

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

Item 14.  Principal Accountants Fees and Service.

The aggregate fees we paid to Rodefer Moss & Company, PLLC for the years ended April 30, 2005 and 2004 were as follows:

	2005	2004
Audit Fees	$45,000	$26,000
Audit-Related Fees(a)	—	—
Total Audit and Audit-Related Fees	$45,000	26,000

Tax Fees	—	—
All Other Fees	—	—
Total	$45,000	$26,000

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

By: /s/ Deloy Miller
       Deloy Miller
       Chief Executive Officer

Dated: February 28, 2006

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Deloy Miller	Chairman of the Board of Directors,	February 28, 2006
Deloy Miller	and Chief Executive Officer

/s/ Lyle H. Cooper	Chief Financial Officer	February 28, 2006
Lyle H. Cooper

/s/ Charles M. Stivers	Director	February 28, 2006
Charles M. Stivers

Herbert J. White	Director	February 28, 2006

/s/ Herman E. Gettelfinger
Herman E. Gettelfinger	Director	February 28, 2006