Form 10QSB
period 2006-01-31
MILLER PETROLEUM INC
filed 2006-03-22
CIK 785968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended January 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____to _____

Commission File No. 33-2249-FW

MILLER PETROLEUM, INC.
(Exact name of small business issuer as specified in its charter)

TENNESSEE	62-1028629
(State or other jurisdiction of	(I.R.S. Employer Identification. No.)
incorporation or organization)

3651 Baker Highway
Huntsville, Tennessee 37756
(Address of principal executive offices)

(423) 663-9457
Issuer's telephone number

N/A
(Former name, former address and former fiscal year if changed from last report.)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

As of January 31, 2006, the registrant had a total of 14,276,856 shares of Common Stock, $0.0001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

Miller Petroleum, Inc.

Form 10-QSB

For the Quarter Ended January 31, 2006

Table of Contents

PART 1-FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of January 31, 2006 (Unaudited)	3
	and April 30, 2005

	Condensed Consolidated Statements of Operations for the Three Months and nine
	months ended January 31, 2006 and January 31, 2005 (Unaudited)	5

	Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months
	ended January 31, 2006	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
	January 31, 2006 and 2005 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
	Condensed Consolidated Balance Sheets as of January 31, 2006 (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	10

Item 3.	Controls and Procedures	14

PART II-OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6.	Exhibits	15

SIGNATURES		16

MILLER PETROLEUM, INC.
Consolidated Balance Sheets

	January 31	April 30
	2006	2005
	Unaudited
ASSETS
CURRENT ASSETS

Cash	$268,780	$2,362
Accounts receivable	214,667	182,951
Participant receivables	268,371
Current portion of note receivable	42,250	47,000
Inventory	67,389	67,389
Deferred offering costs		88,842
Total Current Assets	861,457	388,544

FIXED ASSETS

Machinery and equipment	837,379	941,601
Vehicles	309,606	333,583
Buildings	313,335	313,335
Office Equipment	22,045	72,549
	1,482,365	1,661,068
Less: accumulated depreciation	(755,966)	(939,579)
Total Fixed assets	726,399	721,489

OIL AND GAS PROPERTIES	2,756,568	2,941,832
(On the basis of successful efforts accounting)

PIPELINE FACILITIES	197,035	206,298

OTHER ASSETS
Investment in joint venture at cost	336,669
Land	496,500	496,500
Investments	500	500
Equipment held for sale	427,462	431,462
Cash - restricted	83,000	71,000

Total Other Assets	1,344,131	999,462

TOTAL ASSETS	$5,885,590	$5,257,625

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Consolidated Balance Sheets

	January 31	April 30
	2006	2005
	Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable - trade	$162,951	$330,620
Accrued expenses	43,519	224,306
Current portion of notes payable	13,717

Total Current Liabilities	220,187	554,926

LONG-TERM LIABILITIES

Notes payable-Related parties		1,673,693
Other	330,207	655,646

Total Long-Term Liabilities	330,207	2,329,339

Total Liabilities	550,394	2,884,265

TEMPORARY EQUITY
Common stock subject to put	4,350,000

STOCKHOLDERS' EQUITY
Common Stock: 500,000,000 shares authorized
at $0.0001 par value, 14,276,856 and 9,383,856
shares issued and outstanding	1,427	939
Additional paid-in capital	10,775,560	4,495,498
Unearned compensation	(824,831)
Common stock subject to put	(4,350,000)
Retained Earnings	(4,616,960)	(2,123,077)
Total Stockholders' Equity	985,196	2,373,360

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$5,885,590	$5,257,625

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Consolidated Statements of Operations
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	January 31		January 31
	2006	2005	2006	2005
		As Restated		As Restated

REVENUES

Oil and gas revenue	$285,973	$238,790	$627,931	$601,240
Service and drilling revenue	138,632	30,014	1,480,804	157,685

Total Revenue	424,605	268,804	2,108,735	758,925

COSTS AND EXPENSES

Cost of oil and gas revenue	23,751	19,567	62,793	60,010
Cost of service and drilling revenue	153,114	19,323	1,220,310	55,515
Selling, general and administrative	969,907	74,706	1,515,630	310,696
Salaries and wages	70,152	82,884	229,144	180,658
Depreciation, depletion and amortization	93,890	63,330	255,657	152,659

Total Costs and Expense	1,310,814	259,810	3,283,534	759,538

INCOME (LOSS) FROM OPERATIONS	(886,209)	8,994	(1,174,799)	(613)

OTHER INCOME (EXPENSE)
Interest Income	470	429	667	674
Gain on sale of equipment		56,149		98,638
Interest expense	(690,995)	(52,363)	(1,319,751)	(165,386)

Total Other Income (Expense)	(690,525)	4,215	(1,319,084)	(66,074)

NET INCOME (LOSS)	$(1,576,734)	$13,209	$(2,493,883)	$(66,687)

Basic and Diluted - Loss per Share	(0.16)	-	(0.26)	(0.01)

Basic and Diluted -Shares Outstanding	10,022,922	9,383,856	9,674,601	9,141,342

See notes to consolidated financial statements.

MILLER PETROLEUM, INC
Consolidated Statement of Stockholders' Equity
(UNAUDITED)

			Additional
	Common	Shares	Paid-in	Unearned	Retained
	Shares	Amount	Capital	Compensation	Earnings	Total

Restated balance,
April 30, 2005	9,396,856	$939	$4,495,498	$	$(2,123,077)	$2,373,360

Issuance of warrants
as prepayment of
financing costs			370,392			370,392

Issuance of warrants
for financing cost
penalty			36,000			36,000

Issuance of shares
as payments of
services	1,580,000	158	1,612,842	(824,831)		788,169

Issuance of shares
for stock sales
commission	400,000	40	459,960			460,000

Cost of stock sales			(460,000)			(460,000)

Issuance of shares	2,900,000	290	4,349,710			4,350,000

Deferred offering cost			(88,842)			(88,842)

Net loss for the
nine months ended
January 31, 2006					(2,493,883)	(2,493,883)

Balance, January 31, 2006	14,276,856	$1,427	$10,775,560	$(824,831)	$(4,616,960)	$5,335,196

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Consolidated Statement of Cash Flows
(UNAUDITED)

		As Restated
	For the Nine	For the Nine
	Months Ended	Months Ended
	January 31, 2006	January 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(2,493,883)	$(66,687)

Depreciation, depletion and amortization	255,657	152,659

Adjustments to Reconcile Net Loss to
Net Cash Provided (Used) by Operating Activities:
Gain on sale of equipment		6,665
Issuance of stock for services	788,169	110,000
Accretion of warrant costs	406,392
Changes in Operating Assets and Liabilities:
Decrease (increase) in accounts receivable	(31,716)	48,169
Decrease (increase) in participant receivables	(268,371)	(339)
Decrease (increase) in prepaid expenses	88,590
Increase (decrease) in accounts payable	(167,670)	(37,864)
Increase (decrease) in accrued expenses	(180,787)	44,820

Net Cash Provided (Used) by Operating Activities	(1,692,209)	346,013

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	(79,832)
Net additions to oil and gas properties	(335,905)	(324,065)
Decrease (increase) in restricted cash	12,000	2,000

Net Cash Used by Investing Activities	(427,737)	(322,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(6,135,415)	(122,552)
Proceeds from borrowing	4,150,000	48,909
Net proceeds from issuance of common stock	4,350,000	96,001
Proceeds from sale of equipment	17,029
Change in note receivable	4,750

Net Cash Provided by Financing Activities	2,386,364	22,358

NET INCREASE IN CASH	266,418	46,306

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,362	2,416

CASH AND CASH EQUIVALENTS, END OF PERIOD	$268,780	$48,722

CASH PAID FOR
INTEREST	$389,835	$143,386
INCOME TAXES	$0	$0

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements

(1) Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 2005 Annual Report on Form 10-KSB/A. The results of operations for the period ended January 31, 2006 are not necessarily indicative of operating results for the full year. In the opinion of management, the consolidated financial statements and other information furnished herein reflect all adjustments in fiscal year 2005 consisting of normal recurring accruals which are necessary for a fair presentation of the results of the interim periods covered by this report.

(2) RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Our Consolidated Financial Statements for the three months ended January 31, 2005 are restated in this Form 10-QSB to reflect a $22,000 amortization of prepaid financing costs and $110,000 in selling, general and administrative expenses to record stock issued for services. The effect of the restatements on net loss was to increase net loss by $132,000 for the three months ended January 31, 2005.

(3) LONG-TERM DEBT, WARRANTS, LOAN FEES AND RESTRICTED CASH

On May 9, 2005, we entered into a credit agreement, under which terms we received $4,150,000 in debt financing under two convertible promissory notes of $3,150,000 and $1,000,000, respectively. Repayment was to be made on or before June 30, 2006, with monthly interest-only payments during the interim. These notes were convertible into common stock at the lesser price of $1.50 per share or the price of common stock issued to investors in a future equity offering. The lenders were also granted registration rights to any shares issued on conversion of the notes.

The notes were secured by all of our assets and a security interest in a debt service account provided for by the agreement, under which $160,000 was placed in escrow to provide the lenders a reserve for future interest payments. When the loans were paid on December 27, 2005, the balance of $71,000 in the escrow account was released.

The loans were paid off on December 27, 2005 and, in connection with the payoff of the loans, we incurred fees of $281,897 and $523,523 for the three and nine months ended January 31, 2006, respectively, which were amortized to interest expense over the life of the loan.

To secure the funding, an aggregate total of 1,000,000 non-callable five year warrants exercisable at $0.50 per share, were also issued, with registration rights requiring us to register the common stock into which the warrants can be converted. The warrants were recorded, at fair value, as $370,392 of prepaid financing costs. Fair value was computed as the estimated present value at grant date of the warrants using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 50%; a risk free interest rate of 4.50% and an expected option life of 2 years, six months. The options were amortized to interest expense over the term of the loan. The loans were paid off December 27, 2005, resulting in fees of $211,652 and $370,392, which were included in interest expense for the three and nine months ended January 31, 2006, respectively.

The loan agreement for the $4,150,000 debt financing provided for registration of the warrants by a certain date. The registration was not timely completed and we re-negotiated the penalty provision to provide for 40,000 additional warrants per month, beginning December 31, 2005 until the registration statement is filed and declared effective by the U.S. Securities and Exchange Commission. For the three and nine months ended January 31, 2006, 80,000 additional warrants were issued and were included in interest expense in the amount of $36,000.

Interest expense in the financial statements for the three and nine months ended January 31, 2006 consisted of the following:

	Three Months	Nine Months
	ended	ended
	January 31, 2006	January 31, 2006

Payments for interest	$161,446	$389,835
Loan cost	281,897	523,524
Warrants	211,652	370,392
Penalty warrants	36,000	36,000
	$690,995	$1,319,751

(4) STOCKHOLDERS’ EQUITY

In addition to the warrants issued as discussed on Note 3, during the nine months ended January 31, 2006 we entered into five employment/service contracts wherein we agreed to issue 1,580,000 shares of common stock for compensation and services. As part of an employment agreement 500,000 shares of common stock were issued to our President under a three-year employment contract and 1,080,000 common shares were issued to consultants. Three of the contracts were completed or cancelled and two of the contracts require continued performance, one until September 9, 2007 and one until December 10, 2008. Of the $1,613,000 total value of the shares, $73,973 and $714,196 were reflected in selling, general and administrative expense for the quarters ended October 31, 2005 and January 31, 2006, respectively, and $824,831 has been deferred to the future periods covered by the agreements.

On December 23, 2005 we entered into a joint venture agreement (JV) with Wind City Oil & Gas, LLC to form Wind Mill Oil & Gas, LLC to explore, drill and develop certain oil and gas properties. The JV provides for Wind Mill Oil & Gas, LLC to repay us for our efforts involved in these activities and for our retention of a 49% interest in any resulting production.

As part of the agreement, Wind City Oil & Gas, LLC purchased 2,900,000 common shares for $4,350,000 on December 23, 2005. The stock purchase agreement contains a put whereby Wind City Oil & Gas, LLC can put the stock back to us until September 30, 2006. Because of this provision the Company has classified the stock as temporary equity, in accordance with Accounting Series Release (“ASR”) No. 268 and Emerging Issues Task Force (“EITF”) Topic D-98, which require that stock subject to rescission or redemption requirements outside the control of the Company to be classified outside of permanent equity.

Since the Company had a net loss for the three and nine months ended January 31, 2006 and for the nine months ended January 31, 2005, the assumed effects from the exercise of outstanding options and warrants would have been anti-dilutive. For the three months ended January 31, 2005, the change in earnings per share due to dilution is immaterial. Therefore, there are no diluted per share amounts in the 2005 and 2004 statements of operations.

(5) PARTICIPANT RECEIVABLES

Participant receivable consist of receivables contractually due from our various joint venture partners in connection with routine exploration, betterment and maintenance activities. The balance in participant receivables over 90 days old is approximately $75,000. Our collateral for these receivables generally consists of lien rights over the related oil producing properties. Approximately $99,000 is due from Wind Mill Oil & Gas, LLC, a related party.

(6) RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, The Emerging Issues Task Force (“EITF”) reached a consensus that mineral rights, as defined in EITF Issue No. 04-02, Whether Mineral Rights are “Tangible or Intangible Asset”, are tangible assets and that they should be removed as examples of intangibles assets in SFAS Nos. 141 and 142. The FASB has recently ratified this consensus and directed the FASB staff to amend SFAS Nos. 141 and 142 through the issuance of FASB Staff Positions FSP FAS 141-1 and FSP FAS 142-1. Historically we have included the cost of such mineral rights as tangible assets, which is consistent with the EITF’s consensus. As such, EITF 04-02 did not affect our Consolidated Financial Statements.

In December 2004, The FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions. Companies will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models.

If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modifications for small business issuers. SFAS No. 123R will be effective for periods beginning after December 15, 2005. Accordingly, we will adopt SFAS No. 123R in our fourth quarter of fiscal 2006. We are currently evaluating the provisions of SFAS No. 123R and have not determined the impact that this Statement will have on its results of operations or financial position.

In April 2005, the FASB issued Staff Interpretation No. 19-1 (”FSP FAS 19-1”) “Accounting for Suspended Well Costs”, which provides guidance on the accounting for exploratory well costs and proposes an amendment to FASB Statement No. 19, Financial Accounting and Reporting By Oil and Gas Producing Companies. The guidance in FSP FAS 19-1 applies to enterprises that use the successful efforts method of accounting as described in FASB 19. Currently we have no exploration activities; therefore, the guidance in FSP FAS 19-1 does not impact the consolidated financial position, result of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion is intended to facilitate an understanding of our business and results of operations and includes forward-looking statements that reflect our plans, estimates and beliefs. It should be read in conjunction with our Unaudited consolidated financial statements and the accompanying notes to the consolidated financial statements included herein. Our actual results could differ materially from those discussed in these forward-looking statements.

Overview

We are actively engaged in the exploration, development, production and acquisition of crude oil and natural gas primarily in eastern Tennessee. In December 2005, we entered into a joint venture agreement with Wind City Oil & Gas, LLC (“Wind City”) to form Wind Mill Oil & Gas, LLC (the “Wind Mill Joint Venture”). We own 49% of the Wind Mill Joint Venture and Wind City owns 51%. We contributed approximately 43,000 acres, which we held under lease in Tennessee, to the Wind Mill Joint Venture for oil and gas exploration, development and exploitation of undeveloped wells. The joint venture will only encompass new drilling projects. We retained our working interest in the developed and producing wells located on such leases. In connection with the development of wells by the Wind Mill Joint Venture, we will also receive revenue for providing labor and equipment. Currently, in conjunction with those acres held by the Wind Mill Joint Venture, we have approximately 50,000 acres under lease. About 90% of such leases are held by production.

Most of our current oil and gas production is from the Big Lime Formation. However, there are more than 160 development drilling locations that target the Devonian (Chattanooga Shale) as well as the Big Lime Formation. We completed the drilling and fracing of the first five wells on Koppers North and Carden Prospect in Campbell County, Tennessee, which consist of, the Koppers 6A and 7A and the Carden 1A, 2A and 3A. The wells have been drilled to approximately 3,000 feet in depth to fully penetrate a thickened Devonian Shale, with up to 828 feet of potential hydrocarbon entry. Average open flows are 130 Mcf of natural gas per day for each such well. Gathering lines have been installed to begin gas sales.

In June 2001, we made a conventional Big Lime gas discovery, on the Lindsay Land Company lease that we jointly own with Delta Producers, Inc. Currently there are six producing wells on the property. Two wells were drilled in June 2005, the Lindsay #16 and #17. These wells fully penetrated the Big Lime and Devonian Shale to depths of approximately 4,700 feet. The Lindsay #17 has been foam fraced in the Devonian Shale and will be fraced in the Big Lime when testing is completed in the shale. There are at a minimum twenty-three additional drill sites on this 3,400 acre lease which is situated near Caryville, Tennessee. The balance of this lease was assigned to the Wind Mill Joint Venture.

On January 5, 2006, we drilled the Edwards/Fowler #1 gas well to 4,632 feet. This well is the first well to be drilled under the Wind Mill Joint Venture pursuant to which Wind Mill Oil & Gas, LLC will have a 25% net interest in the wells, of which we will own 49%. The well is being completed and management anticipates that it will be put on production in the near future.

We are continuing our leasing efforts in the Eastern Tennessee portion of the Eastern Overthrust Belt, which runs from Eastern Canada through Appalachia into Alabama. Acreage is being leased there in selected areas, which will be a part of the Wind Mill Joint Venture.

Liquidity and Capital Resources

We have experienced significant losses and negative cash flow from operations for the nine months ended January 31, 2006.

	For the Nine Months Ended
	January 31
	2006	2005

Net cash provided (used) by operating activities	$(1,692,209)	$346,013

Net cash provided (used) by investing activities	(427,737)	(322,065)

Net cash provided (used) by financing activities	2,388,364	22,358

On December 27, 2005, we received proceeds in the amount of $4,350,000 from the sale of common stock. These funds were used to repay loans from Prospect Energy and Petro Capital in the amount of $4,150,000 plus interest. After repayment of these loans, approximately $200,000 remained for working capital.

Under the terms of the joint venture agreement with Wind City Oil & Gas, LLC, we will receive cost reimbursement and compensation, which is expected to be between $60,000 and $100,000 per month, based on drilling activity. This revenue combined with our existing oil and gas revenue of approximately $70,000 per month is anticipated to satisfy our cash flow requirements through September 30, 2006.

In the event the Wind Mill Joint Venture is terminated or the stock is put back to us by Wind City Oil & Gas, LLC, we would have a significant cash flow shortfall, which would require additional financing arrangements. There is no assurance that such financing could be obtained on favorable terms, or at all, In such event, our financial condition could be materially adversely affected.

Results of Operations

Nine Months Ended January 31, 2006 compared to Nine Months Ended January 31, 2005

	For the Nine Months Ended		Increase /
	January 31		(Decrease)
	2006	2005	2005 to 2006
REVENUES

Oil and gas revenue	$627,931	$601,240	$26,691
Service and drilling revenue	1,480,804	157,685	1,323,119

Total Revenue	2,108,735	758,925	1,349,810

COSTS AND EXPENSES

Cost of oil and gas revenue	62,793	60,010	2,783
Cost of service and drilling revenue	1,220,310	55,515	1,164,795
Selling, general and administrative	1,515,630	310,696	1,204,934
Salaries and wages	229,144	180,658	48,486
Depreciation, Depletion and amortization	255,657	152,659	102,998

Total Costs and Expenses	3,283,534	759,538	2,523,996

INCOME (LOSS) FROM OPERATIONS	(1,174,799)	(613)	(1,175,186)

OTHER INCOME (EXPENSE)

Interest income	667	674	(7)
Gain on sale of equipment		98,638	(98,638)
Interest expense	(1,319,751)	(165,386)	(1,154,365)

Total Other Income (Expense)	(1,319,084)	(66,074)	(1,253,010)

NET INCOME (LOSS)	$(2,493,883)	$(66,687)	$(2,427,196)

Revenue

Oil and gas revenue was $627,931 for the nine months ended January 31, 2006 as compared to $601,240 for the nine months ended January 31, 2005, an increase of $26,691. This resulted from more wells producing more oil and gas.

Service and drilling revenue was $1,480,804 for the nine months ended January 31, 2006 as compared to $157,685 for the nine months ended January 31, 2005, an increase of $1,323,119. This resulted from an increase in drilling activity with several participants.

Cost and Expense

The cost of oil and gas revenue was $62,793 for the nine months ended January 31, 2006 as compared to $60,010 for the nine months ended January 31, 2005, an increase of $2,783. This increase resulted from the cost associated with increased production.

The cost of service and drilling revenue was $1,220,310 for the nine months ended January 31, 2006 as compared to $55,515 for the nine months ended January 31, 2005, an increase of $1,164,795. This increase is due to the increase in drilling activities and revenue.

Selling, general and administrative expense was $1,515,630 for the nine months ended January 31, 2006 as compared to $310,696 for the nine months ended January 31, 2005, an increase of $1,204,934. This increase results from an increase in stock compensation of approximately $700,000, increased legal and professional fees of approximately $360,000 and a general increase of selling, general and administrative expense.

Salaries and wages expense was $229,144 for the nine months ended January 31, 2006 as compared to $180,658 for the nine months ended January 31, 2005, an increase of $48,486. This increase resulted from the addition of new employees and less cost being capitalized in lease acquisitions.

Depreciation, depletion and amortization was $255,657 for the nine months ended January 31, 2006 as compared to $152,659 for the nine months ended January 31, 2005, an increase of $102,998. This resulted from more wells and equipment being placed into service.

Gain on the sale of equipment was zero for the nine months ended January 31, 2006 as compared to $98,638 for the nine months ended January 31, 2005, a decrease of $98,638. The gain for the nine months ended January 31, 2005 resulted from the sale of a drilling rig. There were no sales of equipment during the nine months ended January 31, 2006.

Interest expense was $1,319,084 for the nine months ended January 31, 2006 as compared to $165,386 for the nine months ended January 31, 2005, an increase of $1,154,365. This resulted from increased interest cost, loan cost, warrants and penalty warrants associated with loans.

Three Months Ended January 31, 2006 compared to Three Months Ended January 31, 2005

	For the Three Months Ended		Increase /
	January 31		(Decrease)
	2006	2005	2005 to 2006
REVENUES

Oil and gas revenue	$285,973	$238,790	$47,183
Service and drilling revenue	138,632	30,014	108,618

Total Revenue	424,605	268,804	155,801

COSTS AND EXPENSES

Cost of oil and gas revenue	23,751	19,567	4,184
Cost of service and drilling revenue	153,114	19,323	133,791
Selling, general and administrative	969,907	74,706	895,201
Salaries and wages	70,152	82,884	(12,732)
Depreciation, Depletion and amortization	93,890	63,330	30,560

Total Costs and Expenses	1,310,814	259,810	1,051,004

INCOME (LOSS) FROM OPERATIONS	(886,209)	8,994	(895,203)

OTHER INCOME (EXPENSE)

Interest income	470	429	41
Gain on sale of equipment		56,149	(56,149)
Interest expense	(690,995)	(52,363)	(638,632)

Total Other Income (Expense)	(690,525)	4,215	(694,740)

NET INCOME (LOSS)	$(1,576,734)	$13,209	$(1,589,943)

Revenue

Oil and gas revenue was $285,973 for the three months ended January 31, 2006 as compared to $238,790 for the three months ended January 31, 2005, an increase of $47,183. This increase resulted from more wells producing more oil and gas.

Service and drilling revenue was $138,632 for the three months ended January 31, 2006 as compared to $30,014 for the three months ended January 31, 2005, an increase of $108,618. This increase resulted from an increase in drilling activity with several participants.

Cost and Expense

The cost of oil and gas revenue was $23,751 for the three months ended January 31, 2006 as compared to $19,567 for the three months ended January 31, 2005, an increase of $4,184. This increase resulted from the cost associated with increased production.

The cost of service and drilling revenue was $153,114 for the three months ended January 31, 2006 as compared to $19,323 for the three months ended January 31, 2005, an increase of $133,791. This increase is due to the increase in drilling activities and revenue.

Selling, general and administrative expense was $969,907 for the three months ended January 31, 2006 as compared to $74,706 for the three months ended January 31, 2005, an increase of $895,201. This increase results from an increase in stock compensation of approximately $640,000, increased legal and professional fees of approximately $200,000 and a general increase of selling, general and administrative expense.

Salaries and wages expense was $70,152 for the three months ended January 31, 2006 as compared to $82,884 for the three months ended January 31, 2005, a decrease of $12,732. This decrease resulted from reimbursement of a part of our salaries from the Wind Mill Oil & Gas, LLC joint venture.

Depreciation, depletion and amortization expense was $93,890 for the three months ended January 31, 2006 as compared to $63,330 for the three months ended January 31, 2005, an increase of $30,560. This resulted from more wells and equipment being placed into service.

Gain on the sale of equipment was zero for the three months ended January 31, 2006 as compared to $56,149 for the three months ended January 31, 2005, a decrease of $56,149. The gain for the three months ended January 31, 2005 resulted from the sale of a drilling rig. There were no sales of equipment during the three months ended January 31, 2006.

Interest expense was $690,995 for the three months ended January 31, 2006 as compared to $52,363 for the three months ended January 31, 2005, an increase of $638,632. This resulted from increased interest cost, loan cost, warrants and penalty warrants associated with loans.

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of a date as of the end of the period covered by the report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Securities Exchange Act of 1934.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

There was no change in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

On December 23, 2005 we sold 2,900,000 common shares to Wind City Oil & Gas, LLC for $4,350,000 in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The purchaser was an accredited investor. The purchaser had access to information about us and has such knowledge and experience in business and financial matters that it was able to evaluate the risks and merits of an investment in our company. The certificate evidencing the shares issued to Wind City Oil & Gas, LLC contained a legend restricting transferability of the shares absent registration under the Securities Act of 1933. We used the net proceeds to pay off Prospect Energy and Petro Capital with approximately $400,000 remaining for working capital.

In connection with this transaction, GunnAllen Financial Inc. was compensated by the issuance of 400,000 common shares valued in these financial statements at $460,000.

On December 10, 2005 we agreed to issue 50,000 shares of common stock to Northstar Capital Incorporated in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act as consideration for consulting services to us valued at $53,000. The recipient was an accredited or otherwise sophisticated investor who had access to information about us and has such knowledge and experience in business and financial matters that it was able to evaluate the risks and merits of an investment in our company. The certificate evidencing the shares issued to Northstar Capital Incorporated contained a legend restricting transferability of the shares absent registration under the Securities Act of 1933.

On December 10, 2005 we agreed to issue 500,000 common shares to our president, Ernest Payne, in connection with a three-year employment contract. The stock is valued in these financial statements at $530,000.

Item 6 Exhibits and Reports on Form 8-K

(a)	Exhibits.

4.1	Form of Stock Purchase Warrant, issued December 31, 2005, by Miller Petroleum, Inc. (the “Company”) to Petro Capital III, L.P.

4.2	Form of Stock Purchase Warrant, issued December 31, 2005, by the Company to Prospect Energy Corporation.

4.3	Form of Stock Purchase Warrant, issued January 31, 2006, by the Company to Petro Capital III, L.P.

4.4	Form of Stock Purchase Warrant, issued January 31, 2006, by the Company to Prospect Energy Corporation.

10.1	Stock Purchase Agreement, dated December 23, 2005, by and between the Company and Wind City Oil & Gas, LLC.

10.2	Wind Mill Oil & Gas, LLC Limited Liability Company Agreement, dated as of December 23, 2005, by and between the Company and Wind City Oil & Gas, LLC.

10.3	Employment Agreement, dated February 21, 2006, by and between the Company and Ernest Payne.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (“Sarbanes-Oxley Act”).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLER PETROLEUM, INC.

Date: March 22, 2006	By:	/s/ Deloy Miller
Deloy Miller
Chief Executive Officer, principal executive officer

Date: March 22, 2006	By:	/s/ Lyle H. Cooper
Lyle H. Cooper
Chief Financial Officer, principal financial and accounting officer