Form 10QSB
period 2006-07-31
MILLER PETROLEUM INC
filed 2006-09-19
CIK 785968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended July 31, 2006
___________________________

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

As of July 31, 2006, the registrant had a total of 14,366,856 shares of Common Stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

Miller Petroleum, Inc.
Form 10-QSB
For the Quarter Ended July 31, 2006

Table of Contents

PART 1-FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of July 31, 2006 (Unaudited)
	and April 30, 2006	3

	Condensed Consolidated Statements of Operations for the Three Months
	ended July 31, 2006 and 2005 (Unaudited)	5

	Condensed Consolidated Statement of Permanent Stockholders’ Equity for the Twelve Months ended April 30, 2006
	and the Three Months ended July 31, 2006 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Three Months
	Ended July 31, 2006 and 2005 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	10

Item 3	Controls and Procedures	13

PART II-OTHER INFORMATION

Item 6	Exhibits	14

SIGNATURES		15

MILLER PETROLEUM, INC.
Condensed Consolidated Balance Sheets

	July 31	April 30
	2006	2006
	Unaudited
ASSETS
CURRENT ASSETS

Cash	$114,201	$0
Accounts receivable	145,964	311,286
Participant receivables	268,029	347,060
Note receivable	7,900	43,000
Inventory	107,144	97,388
Unbilled service and drilling costs	0	76,944

Total Current Assets	643,238	875,678

FIXED ASSETS

Machinery and equipment	880,904	880,904
Vehicles	374,836	321,895
Buildings	315,835	315,835
Office Equipment	27,705	23,028
	1,599,280	1,541,662
Less: accumulated depreciation	(805,161)	(782,971)
Total Fixed assets	794,119	758,691

OIL AND GAS PROPERTIES	1,559,950	1,576,950
(On the basis of successful efforts accounting)

PIPELINE FACILITIES	190,860	193,948

OTHER ASSETS
Investment in joint venture at cost	801,319	801,319
Land	496,500	496,500
Investments	500	500
Equipment held for sale	429,362	440,712
Cash - restricted	83,000	83,000

Total Other Assets	1,810,681	1,822,031

TOTAL ASSETS	$4,998,848	$5,227,298

See notes to condensed consolidated financial statements.

MILLER PETROLEUM, INC.
Condensed Consolidated Balance Sheets

	July 31	April 30
	2006	2006
	Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Bank overdraft	$0	$27,253
Accounts payable - trade	107,593	305,494
Accrued expenses	55,572	43,189
Current portion of notes payable	16,587	16,636

Total Current Liabilities	179,752	392,572

LONG-TERM LIABILITIES

Notes payable
Related parties
Other	320,524	323,898

Total Long-Term Liabilities	320,524	323,898

Total Liabilities	500,276	716,470

TEMPORARY EQUITY
Common stock subject to put rights, 2,900,000 shares	4,350,000	4,350,000

PERMANENT STOCKHOLDERS' EQUITY
Common Stock: 500,000,000 shares authorized
at $0.0001 par value, 11,466,856 shares issued
and outstanding	1,146	1,146
Additional paid-in capital	6,648,683	6,624,683
Unearned compensation	(657,049)	(751,990)
Accumulated deficit	(5,844,208)	(5,713,011)
Total Stockholders' Equity	148,572	160,828

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$4,998,848	$5,227,298

See notes to condensed consolidated financial statements.

MILLER PETROLEUM, INC.
Condensed Consolidated Statements of Operations
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	July 31	July 31
	2006	2005

REVENUES

Oil and gas revenue	$134,350	$185,821
Service and drilling revenue	397,568	1,298,245

Total Revenue	531,918	1,484,066

COSTS AND EXPENSES

Cost of oil and gas revenue	14,779	20,440
Cost of service and drilling revenue	354,509	960,118
Selling, general and administrative, net of
joint venture reimbursement	223,239	371,469
Administrative salaries and wages, net of reimbursement	0	76,416
Depreciation, depletion and amortization	42,278	74,218

Total Costs and Expense	634,805	1,502,661

INCOME (LOSS) FROM OPERATIONS	(102,887)	(18,595)

OTHER INCOME (EXPENSE)
Interest Income	52	51
Gain on sale of equipment	0	300
Interest expense	(4,362)	(171,531)
Penalty warrants	(24,000)	0

Total Other Income (Expense)	(28,310)	(171,180)

NET INCOME (LOSS)	$(131,197)	$(189,775)

Basic and Diluted - Loss per Share	$(0.01)	$(0.02)

Basic and Diluted -Shares Outstanding	14,366,856	9,396,856

See notes to condensed consolidated financial statements.

MILLER PETROLEUM, INC
Condensed Consolidated Statement of Permanent Stockholders' Equity
for the Twelve Months ended April 30, 2006 and the Three Months ended July 31, 2006
(UNAUDITED)

			Additional
	Common	Shares	Paid-in	Unearned	Retained
	Shares	Amount	Capital	Compensation	Earnings	Total

Balance,
April 30, 2005	9,396,856	$939	$4,495,498	$	$(2,123,077)	$2,373,360

Issuance of warrants
as prepayment of
financing costs			370,392			370,392

Issuance of warrants
for financing cost
penalty			66,000			66,000

Issuance of shares
as payments of
services	1,650,000	165	1,682,835	(751,990)		931,010

Issuance of shares
for stock sales
commission	400,000	40	459,960			460,000

Cost of stock sales			(460,000)			(460,000)

Exercise of warrants	20,000	2	9,998			10,000

Net loss for the
year ended April 30, 2006					(3,589,934)	(3,589,934)

Balance, April 30, 2006	11,466,856	1,146	6,624,683	(751,990)	(5,713,011)	160,828

To reflect compensation
earned for the three months
ended July 31, 2006				94,941		94,941

Issuance of warrants for
financing cost penalty			24,000			24,000

Net loss for the three months
ended July 31, 2006					(131,197)	(131,197)

Balance July 31, 2006	11,466,856	$1,146	$6,648,683	$(657,049)	$(5,844,208)	$148,572

See notes to condensed consolidated financial statements.

MILLER PETROLEUM, INC.
Condensed Consolidated Statement of Cash Flows
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	July 31, 2006	July 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(131,197)	$(189,775)

Depreciation, depletion and amortization	42,278	74,218

Adjustments to Reconcile Net Loss to
Net Cash Provided (Used) by Operating Activities:
Gain on sale of equipment	0	300
Issuance of stock for services	94,941	0
Warrant costs	24,000	79,370
Changes in Operating Assets and Liabilities:
Accounts receivable	244,353	(31,136)
Accrued drilling income	0	(126,015)
Participant receivables	0	(231,223)
Inventory	(9,756)	0
Bank overdraft	(27,253)	0
Unbilled service & drilling cost	76,944	0
Accounts payable	(197,901)	(151,310)
Accrued expenses	12,383	138,621

Net Cash Provided (Used) by Operating Activities	128,792	(436,950)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	(57,618)	(27,480)
Sale of equipment	11,350	0
Net additions to oil and gas properties	0	(230,681)

Net Cash Used by Investing Activities	(46,268)	(258,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(3,423)	(1,978,737)
Proceeds from borrowing	0	4,150,000
Loan fees	0	(402,710)
Increase in restricted cash	0	(91,358)
Change in note receivable	35,100	5,000

Net Cash Provided by Financing Activities	31,677	1,682,195

NET INCREASE IN CASH	114,201	987,084

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	0	2,362

CASH AND CASH EQUIVALENTS, END OF PERIOD	$114,201	$989,446

CASH PAID FOR
INTEREST	$4,362	$92,161
INCOME TAXES	$0	$0

See notes to condensed consolidated financial statements.

MILLER PETROLEUM, INC.
Notes to the Condensed Consolidated Financial Statements

(1) Interim Reports / Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to successive losses for three years, declining revenues, a net loss of $131,197 for the quarter ended July 31, 2006, and net equity of $148,572 as of July 31, 2006, the Company was informed on August 30, 2006 by Wind City Oil & Gas, LLC that it would exercise its put to return the stock as of September 30, 2006. Management believes that the Company will therefore need total additional financing of approximately $5,000,000 to effect the repurchase and continue to operate as planned during the twelve month period subsequent to July 31, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 2006 Annual Report on Form 10-KSB. The results of operations for the period ended July 31, 2006 are not necessarily indicative of operating results for the full year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.

(2) Participant Receivables and Related Party Receivables

Participant receivable and related party receivables consist of receivables contractually due from our various joint venture partners in connection with routine exploration, betterment and maintenance activities. Our collateral for these receivables generally consists of lien rights over the related oil producing properties. Approximately $267,000 included in the balance sheet among Participant Receivables is due from Wind Mill Oil & Gas, LLC, a related party.

(3) Long-Term Debt, Warrants, Loan Fees And Restricted Cash

Long-term debt consisted of a mortgage loan on our land and building. Interest in the amount of $4,077 was paid on this note for the quarter ended July 31, 2006.

(4) Stockholders’ Equity

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

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements

(4) Stockholders’ Equity (continued)

Penalty warrants for 120,000 common shares at a price of $1.15 per share, and a five-year term were issued during the three months ended July 31, 2006. The warrants were valued at $24,000.

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. Since the Company had a net loss for the three months ended July 31, 2006 and for the year ended April 30, 2006, the assumed effects from the exercise of outstanding options and warrants would have been anti-dilutive, and, therefore only basic earnings per share is presented.

(5) Recent Accounting Pronouncements

In February 2006 the FASB issued SFAS No 155 “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No 133 and 140”. This Statement amends FASB Statements No 133, “Accounting for Derivative Instruments and Hedging Activities” and No 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement revolves around issues addressed in Statement No 133 Implementation Issue No D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Adoption of SFAS No 155 is not expected to have a material effect on the Company’s results of operations, financial condition or cash flows.

In March 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS No 156 “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No 140. SFAS No 156 amends SFAS No 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to accounting for separately recognized servicing assets and servicing liabilities. SFAS No 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company does not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS No 156 will not have any effect on the results of operations, financial condition or cash flows.

Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, was issued in July 2006 and will be effective for the Company on January 1, 2007. FIN 48 defines the threshold for recognizing the benefits of uncertain tax return positions in the financial statements. The Company has not yet determined the impact this Interpretation will have on its financial position, results of operations or cash flows.

(6) Subsequent Event

On August 30, 2006, Wind City notified us of its intent to unwind and exercise the put provision of the stock purchase agreement, which could require us to repurchase the 2,900,000 shares of common stock originally issued to Wind City for an aggregate consideration of $4,350,000. In connection therewith, the parties are negotiating to continue the Wind Mill Joint Venture under modified mutually acceptable terms.

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements

(6) Subsequent Event (continued)

Presented below is a condensed, pro-forma balance sheet showing the impact of the put, had it been exercised by July 31, 2006.

Assets
Cash	$114,201
Accounts and notes receivable	421,893
Inventory	107,144
Total Current Assets	643,238
Net Fixed Assets	794,119
Net Oil & Gas Properties	2,361,269
Other Assets	1,200,222
Total Assets	$4,998,848

Liabilities and Stockholders’ Equity
Accounts and expenses payable	$179,752
Payable to Wind City Oil & Gas, LLC	4,350,000
Total Current Liabilities	4,529,752
Long-term Liabilities	320,524
Total Liabilities	4,850,276
Stockholders’ Equity	148,572
Total Liabilities and Stockholders’ Equity	$4,998,848

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On August 30, 2006 Wind City notified us of its intent to unwind and exercise the put provision of the stock purchase agreement, which could require us to repurchase the 2,900,000 shares of common stock originally issued to Wind City for an aggregate consideration of $4,350,000. In connection therewith, the parties are negotiating to continue the Wind Mill Joint Venture under modified mutually acceptable terms.

Our present financial condition precludes us from being able to repurchase the shares under the put. We are exploring various financing opportunities in this regard; however, there can be no assurance that we will be able to obtain financing sufficient to repurchase such shares. In the event that we are unable to obtain financing on acceptable terms sufficient to consummate the repurchase, we may be in breach of contract, and our business and financial condition could be materially adversely affected.

Liquidity and Capital Resources

Cash provided by operating activities was $128,792 for the three months ended July 31, 2006, an increase of $565,742 from cash used by operating activities for the three months ended July 31, 2005 of $436,950. Our principal source of liquidity has been oil and gas revenues, loans from related parties and directors, private placement transactions of our common stock, and participation with investors in various oil and gas wells. The increase in oil and gas prices and the fact that we have approximately 50,000 acres under lease in Tennessee enhances our ability to attract investors and to pursue joint ventures in oil and gas.

On December 23, 2005 we entered into the Wind Mill Oil & Gas LLC Agreement (“Wind Mill”) and also sold 2,900,000 shares of common stock to Wind City Oil & Gas, LLC (“Wind City”) for $4,350,000. These funds were used to pay off the $4,150,000 of loans and to provide some working capital. Wind City also contributed $10,000,000 to Wind Mill and we contributed oil and gas leases as part of the Wind Mill agreement. For the three months ended July 31, 2006 we received $217,364 of administrative salary reimbursements and revenue of $314,527 for various labor, parts and use of equipment. The continued receipt of salary reimbursements and revenue from Wind Mill is a significant factor in our cash flow as we are completing wells to obtain revenue.

Our long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and gas business. A material drop in oil and gas prices or a reduction in production and reserves would reduce our ability to fund capital expenditures, service new debt, meet financial obligations and remain profitable. We operate in an environment with numerous financial and operating risks, including, but not limited to, the inherent risks of the search for, development and production of oil and gas, the ability to buy properties and sell production at prices which provide an attractive return and the highly competitive nature of the industry. Our ability to expand our reserve base is, in part, dependent on obtaining sufficient capital through internal cash flow or the issuance of debt or equity securities. There can be no assurance that internal cash flow and other capital sources will provide sufficient funds to maintain capital expenditures that we believe are necessary to offset future declines in production and proved reserves.

Results of Operations

Three Months Ended July 31, 2006 compared to Three Months Ended July 31, 2005

	For the Three Months Ended		Increase /
	July 31		(Decrease)
	2006	2005	2005 to 2006
REVENUES

Oil and gas revenue	$134,350	$185,821	$(51,471)
Service and drilling revenue	397,568	1,298,245	(900,677)

Total Revenue	531,918	1,484,066	(952,148)

COSTS AND EXPENSES

Cost of oil and gas revenue	14,779	20,440	(5,661)
Cost of service and drilling revenue	354,509	960,118	(605,609)
Selling, general and administrative	223,239	371,469	(148,230)
Administrative salaries and wages		76,416	(76,416)
Depreciation, Depletion and amortization	42,278	74,218	(31,940)

Total Costs and Expenses	634,805	1,502,661	(867,856)

INCOME (LOSS) FROM OPERATIONS	(102,887)	(18,595)	(84,292)

OTHER INCOME (EXPENSE)

Interest income	52	51	(1)
Gain on sale of equipment		300	300
Interest expense	(4,362)	(171,531)	(167,169)
Penalty warrants	(24,000)		24,000

Total Other Income (Expense)	(28,310)	(171,180)	(142,870)

NET INCOME (LOSS)	$(131,197)	$(189,775)	$(58,578)

Revenue

Oil and gas revenue was $134,350 for the three months ended July 31, 2006 as compared to $185,821 for the three months ended July 31, 2005, a decrease of $51,471. This resulted from changing oil vendors such that oil was not collected for approximately one month, requiring a cessation of production.

Service and drilling revenue was $397,568 for the three months ended July 31, 2006 as compared to $1,298,245 for the three months ended July 31, 2005, a decrease of $900,677. This resulted from a decrease in drilling activity, however, through the Wind Mill Joint Venture nine wells were drilled during the quarter ended July 31, 2006.

Cost and Expense
The cost of oil and gas revenue was $14,779 for the three months ended July 31, 2006 as compared to $20,440 for the three months ended July 31, 2005, a decrease of $5,661. This decrease resulted from the cost associated with decreased production due to changing oil vendors and no collection of oil for approximately one month.

The cost of service and drilling revenue was $354,509 for the three months ended July 31, 2006 as compared to $960,118 for the three months ended July 31, 2005, a decrease of $605,609. This decrease is due to the decrease in drilling activities.

Selling, general and administrative expense was $223,239 for the three months ended July 31, 2006 as compared to $371,469 for the three months ended January 31, 2005, a decrease of $148,230. This decrease resulted from a decrease in consulting, legal and professional fees and payments of $64,513 from Wind Mill Oil & Gas, LLC.

Administrative salaries and wages expense was $0 for the three months ended July 31, 2006 as compared to $76,416 for the three months ended July 31, 2005, a decrease of $76,416. This decrease resulted from salary reimbursements from Wind Mill Oil & Gas, LLC.

Depreciation, depletion and amortization was $42,278 for the three months ended July 31, 2006 as compared to $74,218 for the three months ended July 31, 2005, a decrease of $31,940. This resulted from management’s decision to write off $624,255 of well cost at April 30, 2006 with a corresponding decrease in depletion expense.

Interest expense was $4,362 for the three months ended July 31, 2006 as compared to $171,531 for the three months ended July 31, 2005, a decrease of $167,169. This resulted from the Wind City Oil & Gas, LLC stock purchase and the payoff of most notes.

Item 3 Controls and Procedures

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

PART II - OTHER INFORMATION

Item 6	Exhibits

Exhibit 31.1	Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLER PETROLEUM, INC.

Date: September 19, 2006	By:/s/ Deloy Miller
Deloy Miller
Chief Executive Officer, principal executive officer

Date: September 19, 2006	By: /s/ Lyle H. Cooper
Lyle H. Cooper
Chief Financial Officer, principal financial and
accounting officer