Form 10QSB
period 2006-10-31
MILLER PETROLEUM INC
filed 2006-12-20
CIK 785968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended October 31, 2006
___________________________

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _______________ to ___________________

Commission File No. 33-2249-FW

MILLER PETROLEUM, INC.

(Exact name of small business issuer as specified in its Charter)

TENNESSEE	62-1028629
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

3651 Baker Highway
Huntsville, Tennessee 37756
___________________________
(Address of principal executive offices)

(423) 663-9457
__________________________
Issuer's telephone number

N/A
____________________________________________________________
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

As of December 15, 2006, the Registrant had a total of 14,366,856 shares of Common Stock, $.0001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

Miller Petroleum, Inc.
Form 10-QSB
For the Quarter Ended October 31, 2006
Table of Contents

PART 1-FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of October 31, 2006(Unaudited)	3-4
	and April 30, 2006

	Condensed Consolidated Statements of Operations for the Three Months
	Ended October 31, 2005 and 2006. (Unaudited) and the Six Months Ended
	October 31, 2005 and 2006 (Unaudited)	5

	Condensed Consolidated Statement of Stockholders’ Equity for the Six Months
	Ended October 31, 2006 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended
	October 31, 2005 and 2006 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	11

Item 3.	Controls and Procedures	14

PART 2-OTHER INFORMATION

Item 3.	Legal Proceedings	14

SIGNATURES

MILLER PETROLEUM, INC.
Consolidated Balance Sheets

	October 31	April 30
	2006	2006
	Unaudited
ASSETS
CURRENT ASSETS

Cash	$110,748	$
Accounts receivable	68,285	311,286
Accounts receivable - related parties	258,719	347,060
Current portion of note receivable	7,900	43,000
Inventory	126,435	97,388
Unbilled service and drilling cost		76,944
Total Current Assets	572,087	875,678

FIXED ASSETS

Machinery and equipment	912,592	880,904
Vehicles	406,077	321,895
Buildings	315,835	315,835
Office Equipment	30,083	23,028
	1,664,587	1,541,662
Less: accumulated depreciation	(830,547)	(782,971
Total Fixed assets	834,040	758,691

OIL AND GAS PROPERTIES	1,539,950	1,576,950
(On the basis of successful efforts accounting)

PIPELINE FACILITIES	187,773	193,948

OTHER ASSETS
Investments in joint venture at cost	801,319	801,319
Land	496,500	496,500
Investments	500	500
Well equipment and supplies	429,360	440,712
Cash - restricted	83,000	83,000

Total Other Assets	1,810,679	1,822,031

TOTAL ASSETS	$4,944,529	$5,227,298

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Consolidated Balance Sheets

	October 31	April 30
	2006	2006
	Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Bank overdraft	$	$ $ 27,253
Accounts payable - trade	181,995	305,494
Accrued expenses	68,239	43,189
Current portion of notes payable	28,103	16,636

Total Current Liabilities	278,337	392,572

LONG-TERM LIABILITIES

Mortgage payable	315,197	323,898
Total Long-Term Liabilities		323,898

Total Liabilities	593,534	716,470

TEMPORARY EQUITY

Common stock subject to put rights; 2,900,000 shares	4,350,000	4,350,000

PERMANENT STOCKHOLDERS' EQUITY

Common Stock: 500,000,000 shares authorized at $0.0001 par value, 11,466,856 shares issued
and outstanding	1,436	1,146
Additional paid-in capital	6,663,393	6,624,683
Unearned compensation	(562,108)	(751,990)
Accumulated deficit	(6,101,726)	(5,713,011)
Total Stockholders’ Equity	995	160,828

TOTAL LIABILITIES, TEMPORARY EQUITY
AND PERMANENT STOCKHOLDERS'S EQUITY	$4,944,529	$5,227,298

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Consolidated Statement s of Operations
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	October 31		October 31
	2006	2005	2006	2005
REVENUES
Oil and gas revenue	$128,683	$183,056	$263,033	$368,877
Service and drilling revenue	252,957	16,467	650,526	1,314,666
Other revenue		241		287
Total Revenue	381,640	199,764	913,559	1,683,830

COSTS AND EXPENSES

Cost of oil and gas revenue	14,155	21,967	28,935	40,576
Cost of service and drilling revenue	220,013	103,713	574,522	1,065,662
Selling, general and administrative	313,060	275,364	558,096	646,833
Salaries and wages	21,797	102,279		178,695
Depreciation, depletion and amortization	48,473	87,549	90,751	161,767
Total Costs and Expense	617,498	590,872	1,252,304	2,093,533

INCOME (LOSS) FROM OPERATIONS	(235,858)	(391,108)	(338,745)	(409,703)

OTHER INCOME (EXPENSE)

Interest Income	234	146	286	197
Gain on sale of equipment				300
Interest expense	(6,894)	(336,412)	(11,256)	(507,943)
Penalty Warrants	(15,000)		(39,000)

Total Other Income (Expense)	(21,660)	(336,266)	(49,970)	(507,446)

NET INCOME (LOSS)	$(257,518)	$(727,374)	$(388,715)	$(917,149)

BASIC & DILUTED
NET INCOME (LOSS) PER SHARE	$(0.02)	$(0.08)	$(0.03)	$(0.10)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	14,366,856	9,396,856	14,366,856	9,396,035

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Consolidated Statement of Permanent Stockholders' Equity
(UNAUDITED)

			Additional
	Common	Shares	Paid-in	Unearned	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance, April 30, 2005	9,396,856	$939	$4,495,498		($2,123,077)	$2,373,360

Issuance of warrants as prepayment
of financing costs			370,392			370,392

Issuance of warrants for financing
cost penalty			66,000			66,000

Issuance of shares as payment for
services	1,650,000	165	1,682,835	(751,990)		931,010

Issuance of shares for stock sales
commission	400,000	40	459,960			460,000

Cost of stock sales			(460,000)			(460,000)

Exercise of warrants	20,000	2	9,998			10,000

Net loss for the year ended
April 30, 2006					(3,589,934)	(3,589,934)

Balance April 30, 2006	11,466,856	1,146	6,624,683	(751,990)	(5,713,011)	160,828

To reflect compensation
earned for the six months
ended October 31, 2006				189,882		189,882

Issuance of warrants for
financing cost penalty			39,000			39,000

Net loss for the six months
ended October 31, 2006					(388,715)	(388,715)

Balance October 31, 2006	11,466,856	$1,146	$6,663,683	$(562,108)	$(6,101,726)	$995

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Consolidated Statement of Cash Flows
(UNAUDITED)

	For the Six	For the Six
	Months Ended	Months Ended
	October 31, 2006	October 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(388,715)	$(917,149)
Adjustments to Reconcile Net Loss to Net Cash Provided (Used)
by Operating Activities:
Depreciation, depletion and amortization	90,751	161,767
Gain on sale of equipment		300
Issuance of stock for services	189,882	73,973
Warrant costs	39,000	158,740
Changes in Operating Assets and Liabilities:
Accounts receivable	331,342	324,730
Unbilled service and drilling cost	76,944
Inventory	(17,696)
Loan fees		(281,897)
Bank overdraft	(27,253)
Accounts payable	(123,499)	(172,935)
Accrued expenses	25,050	(199,075)
Net Cash Provided (Used) by Operating Activities	195,806	(1,501,006)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	(122,924)	(28,394)
Net additions to oil and gas properties		(328,155)
Net Cash Provided (Used) by Investing Activities	(122,924)	(356,549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(17,310)	(1,982,059)
Proceeds from borrowing	20,076	4,150,000
Net proceeds from issuance of common stock		0
Increase in restricted cash		(92,358)
Change in note receivable	35,100	5,000
Net Cash Provided by Financing Activities	37,866	2,080,583

NET INCREASE (DECREASE) IN CASH	110,748	223,028

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	0	2,362

CASH AND CASH EQUIVALENTS, END OF PERIOD	$110,748	$225,390

CASH PAID FOR
INTEREST	$11,256	$507,943
INCOME TAXES		0

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Notes to the Condensed Consolidated Financial Statements

(1)  Interim Reports / Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to successive losses for three years, declining revenues, a net loss of $(388,715) for the six months ended October 31, 2006, and net equity of $995 as of October 31, 2006, the Company was informed on August 30, 2006 by Wind City Oil & Gas, LLC that, by September 30, 2006, it would exercise its put to return its stock, which had originally been recorded as temporary equity. Wind City has also filed a lawsuit, which is discussed in Notes 4 and 7 of these condensed, consolidated financial statements. Management believes that the Company may therefore need total additional financing of approximately $5,000,000 to effect the repurchase and continue to operate as planned during the twelve month period subsequent to October 31, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 2006 Annual Report on Form 10-KSB. The results of operations for the period ended October 31, 2006 are not necessarily indicative of operating results for the full year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.

(2)  Participant Receivables and Related Party Receivables

Participant receivable and related party receivables consist of receivables contractually due from our various joint venture partners in connection with routine exploration, betterment and maintenance activities. Our collateral for these receivables generally consists of lien rights over the related oil producing properties. Approximately $249,904 included in the balance sheet among Accounts receivable - related party is due from Wind Mill Oil & Gas, LLC, a related party.

(3)  Long-Term Debt, Warrants, Loan Fees And Restricted Cash

Long-term debt consisted of a mortgage loan on our land and building. Interest in the amount of $11,256 was paid on this note for the six months ended October 31, 2006.

(4)  Stockholders’ Equity

On December 23, 2005 we entered into a joint venture agreement with Wind City Oil & Gas, LLC to form Wind Mill Oil & Gas, LLC to explore, drill and develop certain oil and gas properties. As part of the agreement, Wind City Oil & Gas, LLC purchased 2,900,000 common shares for $4,350,000 on December 23, 2005. The stock purchase agreement contains a put whereby, under certain conditions, Wind City Oil & Gas, LLC can put the stock back to us until September 30, 2006, thereby requiring us to repurchase the 2,900,000 shares. On August 30, 2006, we received notice from Wind City Oil & Gas LLC that they were seeking to exercise the put provision of the stock purchase agreement. We do not believe that such notice was properly given. On November 6, 2006, Wind City filed a summons and complaint against us in an action in the United States District Court for the Southern District of New York seeking to force the exercise of the put provision of the stock purchase agreement. Because of the uncertainty surrounding the eventual disposition of the case, Management has continued to treat this stock as temporary equity in these financial statements.

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements

(4)  Stockholders’ Equity (continued)

Penalty warrants for 240,000 common shares at a price of $1.15 per share, and a five-year term were issued during the six months ended October 31, 2006. The warrants were valued at $39,000.

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. Since the Company had a net loss for the six months ended October 31, 2006 and for the year ended April 30, 2006, the assumed effects from the exercise of outstanding options and warrants would have been anti-dilutive, and, therefore only basic earnings per share is presented.

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

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements

(6)  Related Party Transactions

For the three months ended October 31, 2006 we had revenues from Wind City of $214,216 and salary reimbursement of $136,276. For the six months ended October 31, 2006 we had revenue of $528,743 and salary reimbursement of $353,640.

	3 Months	6 Months
	Ended 10-31-06	Ended 10-31-06

Revenue from Windmill	$350,492	$882,383
	350,492	882,383
Salaries QE 07-31-06		(217,364
QE 10-31-06	136,276	(136,276
Revenue	$214,216	$528,743

(7)  Litigation / Going Concern

The outcome of our current litigation with Wind City could have a material adverse effect on our financial condition.

As previously discussed in Notes 1 and 4, Wind City Oil & Gas, LLC has filed suit to force the exercise of the put provision of the stock purchase agreement. Neither we nor our attorneys believe the notice was properly given in accordance with the agreements; however, if the suit is successful and we are required to repurchase the shares, we would have a significant cash flow shortfall, which would require additional financing arrangements. There is no assurance that such financing could be obtained on favorable terms, or at all. In such event, our financial condition could be materially adversely affected and our ability to continue as a going concern could be jeopardized.

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

As part of this Joint Venture Agreement, Wind City purchased 2,900,000 shares of our common stock with the right, under certain conditions, to put the stock back to us by September 30, 2006. On August 30, 2006 Wind City notified us of its intent to exercise the put provision of the stock purchase agreement. On November 7, 2006 Wind City filed a lawsuit to force the exercise of the put provision. We do not believe the put was properly exercised and have filed an application to stay the litigation and force arbitration as is required by the agreements.

Our present financial condition precludes us from being able to repurchase the shares under the put if we were to lose the lawsuit. We are exploring various financing opportunities in this regard; however, there can be no assurance that we will be able to obtain financing sufficient to repurchase such shares. In the event that we are unable to obtain financing on acceptable terms sufficient to consummate the repurchase, our business and financial condition could be materially adversely affected.

Liquidity and Capital Resources

Cash provided by operating activities was $195,806 for the six months ended October 31, 2006, an increase of $1,696,812 over cash used by operating activities for the six months ended October 31, 2005 of $1,501,006. Our principal source of liquidity has been oil and gas revenues, loans from related parties and directors, private placement transactions of our common stock, and participation with investors in various oil and gas wells. The increase in oil and gas prices and the fact that we have approximately 50,000 acres under lease in Tennessee enhances our ability to attract investors and to pursue joint ventures in oil and gas.

On December 23, 2005 we entered into the Wind Mill Oil & Gas LLC Agreement (“Wind Mill”) and also sold 2,900,000 shares of common stock to Wind City Oil & Gas, LLC (“Wind City”) for $4,350,000. These funds were used to pay off the $4,150,000 of loans and to provide some working capital. Wind City also contributed $10,000,000 to Wind Mill and we contributed oil and gas leases as part of the Wind Mill agreement. For the six months ended October 31, 2006 we received $353,640 of administrative salary reimbursements and revenue of $412,093 for various labor, parts and use of equipment. The cessation of operations with Wind Mill has had a major impact on our cash flow.

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

Results of Operations

Three Months Ended October 31, 2006 compared to Three Months Ended October 31, 2005

	For the Three Months Ended		Increase /
	October 31		(Decrease)
	2006	2005	2005 to 2006
REVENUES
Oil and gas revenue	$128,683	$183,056	$(54,373)
Service and drilling revenue	252,957	16,467	236,490
Other revenue		241	(241)
Total Revenue	381,640	199,764	181,876

COSTS AND EXPENSES
Cost of oil and gas revenue	14,155	21,967	(7,812)
Cost of service and drilling revenue	220,013	103,713	116,300
Selling, general and administrative	313,060	275,364	37,696
Salaries and wages	21,797	102,279	(80,482)
Depreciation, Depletion and amortization	48,473	87,549	(39,076)
Total Costs and Expenses	617,498	590,872	26,626

INCOME (LOSS) FROM OPERATIONS	(235,858)	(391,108)	155,250

OTHER INCOME (EXPENSE)
Interest income	234	146	88
Interest expense	(6,894)	(336,412)	329,518
Penalty warrants	(15,000)		(15,000)
Total Other Income (Expense)	(21,660)	(336,266)	314,606

NET INCOME (LOSS)	$(257,518)	$(727,374)	$469,856

Revenue

Oil and gas revenue was $128,683 for the three months ended October 31, 2006 as compared to $183,056 for the three months ended October 31, 2005, a decrease of $54,373. This resulted from changing oil vendors such that oil was not collected for approximately one month, requiring a cessation of production.

Service and drilling revenue was $252,957 for the three months ended October 31, 2006 as compared to $16,467 for the three months ended October 31, 2005, an increase of $236,490. This resulted from an increase in drilling activity, however, through the Wind Mill Joint Venture nine wells were drilled during the quarter ended October 31, 2006.

Cost and Expense

The cost of oil and gas revenue was $14,155 for the three months ended October 31, 2006 as compared to $21,967 for the three months ended October 31, 2005, a decrease of $7,812. This decrease resulted from the cost associated with decreased production due to changing oil vendors and no collection of oil for approximately one month.

The cost of service and drilling revenue was $220,013 for the three months ended October 31, 2006 as compared to $103,713 for the three months ended October 31, 2005, an increase of $116,300. This increase is due to the increase in drilling activities.

Selling, general and administrative expense was $313,060 for the three months ended October 31, 2006 as compared to $275,364 for the three months ended October 31, 2005, an increase of $37,696. This increase resulted from a increase in consulting, legal and professional fees and the cessation of payments from Wind Mill Oil & Gas, LLC.

Salaries and wages expense was $21,797 for the three months ended October 31, 2006 as compared to $102,279 for the three months ended October 31, 2005, a decrease of $80,482. This decrease resulted from salary reimbursements from Wind Mill Oil & Gas, LLC.

Depreciation, depletion and amortization was $48,473 for the three months ended October 31, 2006 as compared to $87,549 for the three months ended October 31, 2005, a decrease of $39,076. This resulted from management’s decision to write off $624,255 of well cost at April 30, 2006 with a corresponding decrease in depletion expense.

Interest expense was $6,894 for the three months ended October 31, 2006 as compared to $336,412 for the three months ended October 31, 2005, a decrease of $329,518. This resulted from the Wind City Oil & Gas, LLC stock purchase and the payoff of most notes.

Six Months Ended October 31, 2006 compared to Six Months Ended October 31, 2005

	For the Six Months Ended		Increase /
	October 31		(Decrease)
	2006	2005	2005 to 2006
REVENUES
Oil and gas revenue	$263,033	$368,877	$(105,844)
Service and drilling revenue	650,526	1,314,953	664,427)
Total Revenue	913,559	1,683,830	(770,271)

COSTS AND EXPENSES
Cost of oil and gas revenue	28,935	40,576	(11,641)
Cost of service and drilling revenue	574,522	1,065,662	(491,140)
Selling, general and administrative	558,096	646,833	(88,737)
Salaries and wages		178,695	(178,695)
Depreciation, Depletion and amortization	90,751	161,767	(71,016)
Total Costs and Expenses	1,252,304	2,093,533	(841,229)

INCOME (LOSS) FROM OPERATIONS	(338,745)	(409,703)	70,958

OTHER INCOME (EXPENSE)
Interest income	286	197	(89)
Gain on sale of equipment		300	300
Interest expense	(11,256)	(507,943)	(496,687)
Penalty warrants	(39,000)		39,000
Total Other Income (Expense)	(49,970)	(507,446)	(457,476)

NET INCOME (LOSS)	$(388,715)	$(917,149)	$528,434

Revenue

Oil and gas revenue was $263,033 for the six months ended October 31, 2006 as compared to $368,877 for the six months ended October 31, 2005, a decrease of $105,844. This resulted from changing oil vendors such that oil was not collected for over one month, requiring a cessation of production.

Service and drilling revenue was $650,526 for the six months ended October 31, 2006 as compared to $1,314,953 for the six months ended October 31, 2005, a decrease of $664,427. This resulted from a decrease in drilling activity, however, through the Wind Mill Joint Venture 14 wells were drilled during the six months ended October 31, 2006.

Cost and Expense

The cost of oil and gas revenue was $28,935 for the six months ended October 31, 2006 as compared to $40,576 for the six months ended October 31, 2005, a decrease of $11,641. This decrease resulted from the cost associated with decreased production due to changing oil vendors and no collection of oil for over one month.

The cost of service and drilling revenue was $574,522 for the six months ended October 31, 2006 as compared to $1,065,662 for the six months ended October 31, 2005, a decrease of $491,140. This decrease is due to the decrease in drilling activities since most of the drilling was in Wind Mill.

Selling, general and administrative expense was $558,096 for the six months ended October 31, 2006 as compared to $646,833 for the six months ended October 31, 2005, a decrease of $88,737. A decrease in consulting, legal and professional fees and payments of $42,716 from Wind Mill Oil & Gas, LLC reduced selling, general and administrative expense.

Salaries and wages expense was $0 for the six months ended October 31, 2006 as compared to $178,695 for the six months ended October 31, 2005, a decrease of $178,695. This decrease resulted from salary reimbursements from Wind Mill Oil & Gas, LLC.

Depreciation, depletion and amortization was $90,751 for the six months ended October 31, 2006 as compared to $161,767 for the six months ended October 31, 2005, a decrease of $70,016. This resulted from management’s decision to write off $624,255 of well cost at April 30, 2006 with a corresponding decrease in depletion expense.

Interest expense was $11,256 for the six months ended October 31, 2006 as compared to $507,943 for the six months ended October 31, 2005, a decrease of $496,687. This resulted from the Wind City Oil & Gas, LLC stock purchase and the payoff of most notes.

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

PART II - OTHER INFORMATION

Item 3 Legal Proceedings

Reference is made to the Current Report on Form 8-K filed on November 20, 2006 for a full description of the pending litigation involving Wind City Oil & Gas, LLC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLER PETROLEUM, INC.

Date: December 20, 2006	By:	/s/ Deloy Miller
Deloy Miller
Chief Executive Officer, principal executive officer

Date: December 20, 2006	By:	/s/ Lyle H. Cooper
Lyle H. Cooper
Chief Financial Officer, principal financial and accounting officer