Form 10QSB
period 2007-01-31
MILLER PETROLEUM INC
filed 2007-03-27
CIK 785968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended January 31, 2007
___________________________

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

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

As of March 26, 2007, the Registrant had a total of 14,366,856 shares of Common Stock, $.0001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

Miller Petroleum, Inc.
Form 10-QSB
For the Quarter Ended January 31, 2007
Table of Contents

PART 1-FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of January 31, 2007 (Unaudited)
and April 30, 2006	3-4

Condensed Consolidated Statements of Operations for the Three Months
Ended January 31, 2006 and 2007 (Unaudited) and the Nine Months Ended
January 31, 2006 and 2007 (Unaudited)	5

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the Nine Months
Ended January 31, 2007 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
January 31, 2006 and 2007 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations	11

Item 3. Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	15

SIGNATURES

MILLER PETROLEUM, INC.
Consolidated Balance Sheets

	January 31	April 30
	2007	2006
	Unaudited
ASSETS
CURRENT ASSETS

Cash	$	$
Accounts receivable	130,933	311,286
Accounts receivable - related parties	116,569	347,060
Current portion of note receivable	7,900	43,000
Inventory	88,311	97,388
Unbilled service and drilling cost		76,944
Total Current Assets	343,713	875,678

FIXED ASSETS

Machinery and equipment	912,592	880,904
Vehicles	327,677	321,895
Buildings	315,835	315,835
Office Equipment	30,083	23,028
	1,586,187	1,541,662
Less: accumulated depreciation	(841,462)	(782,971)
Total Fixed assets	744,725	758,691

OIL AND GAS PROPERTIES	1,524,550	1,576,950
(On the basis of successful efforts accounting)

PIPELINE FACILITIES	184,685	193,948

OTHER ASSETS
Investments in joint venture at cost	801,319	801,319
Land	496,500	496,500
Investments	500	500
Well equipment and supplies	429,362	440,712
Cash - restricted	83,000	83,000

Total Other Assets	1,810,681	1,822,031

TOTAL ASSETS	$4,608,354	$5,227,298

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Consolidated Balance Sheets

	January 31	April 30
	2007	2006
	Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Bank overdraft	$42,713	$27,253
Accounts payable - trade	161,415	305,494
Accrued expenses	75,025	43,189
Current portion of notes payable	44,790	16,636

Total Current Liabilities	323,943	392,572

LONG-TERM LIABILITIES

Mortgage payable	306,726	323,898
Total Long-Term Liabilities	306,726	323,898

Total Liabilities	630,669	716,470

TEMPORARY EQUITY

Common stock subject to put rights; 2,900,000 shares	4,350,000	4,350,000

PERMANENT STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock: 500,000,000 shares authorized
at $0.0001 par value, 11,466,856 shares issued
and outstanding	1,146	1,146
Additional paid-in capital	6,703,683	6,624,683
Unearned compensation	(467,167)	(751,990)
Accumulated deficit	(6,609,977)	(5,713,011)
Total Stockholders’ Equity (Deficit)	(372,315)	160,828

TOTAL LIABILITIES, TEMPORARY EQUITY
AND PERMANENT STOCKHOLDERS'
EQUITY (DEFICIT)	$4,608,354	$5,227,298

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Consolidated Statement s of Operations
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	January 31		January 31
	2007	2006	2007	2006

REVENUES

Oil and gas revenue	$110,162	$285,973	$373,195	$627,931
Service and drilling revenue	89,887	138,632	740,412	1,480,804
Total Revenue	200,049	424,605	1,113,607	2,108,735

COSTS AND EXPENSES

Cost of oil and gas revenue	12,118	23,751	41,051	62,793
Cost of service and drilling revenue	161,093	153,114	735,562	1,220,310
Selling, general and administrative	321,678	969,907	922,488	1,515,630
Salaries and wages	151,254	70,152	108,538	229,144
Depreciation, depletion and amortization	29,403	93,890	120,153	255,657
Total Costs and Expense	675,546	1,310,814	1,927,792	3,283,534

LOSS FROM OPERATIONS	(475,497)	(886,209)	(814,185)	(1,174,799)

OTHER INCOME (EXPENSE)

Interest Income	9,716	470	10,002	667
Gain on sale of equipment
Interest expense	(2,527)	(690,995)	(13,783)	(1,319,751)
Penalty Warrants	(40,000)		(79,000)

Total Other Income (Expense)	(32,811)	(690,525)	(82,781)	(1,319,084)

NET INCOME (LOSS)	$(508,308)	$(1,576,734)	$(896,966)	$(2,493,883)

BASIC & DILUTED
NET INCOME (LOSS) PER SHARE	$(0.04)	$(0.16)	$(0.06)	$(0.26)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	14,366,856	10,022,922	14,366,856	9,674,601

See notes to consolidated financial statements.

MILLER PETROLEUM, INC
Consolidated Statement of Permanent Stockholders' Equity (Deficit)
(UNAUDITED)

			Additional
	Common	Shares	Paid-in	Unearned	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance, April 30, 2005	9,396,856	$939	$4,495,498		($ 2,123,077)	$2,373,360

Issuance of warrants as prepayment
of financing costs			370,392			370,392

Issuance of warrants for financing
cost penalty			66,000			66,000

Issuance of shares as payment for
services	1,650,000	165	1,682,835	(751,990)		931,010

Issuance of shares for stock sales
commission	400,000	40	459,960			460,000

Cost of stock sales			(460,000)			(460,000)

Exercise of warrants	20,000	2	9,998			10,000

Net loss for the year ended
April 30, 2006					(3,589,934)	(3,589,934)

Balance April 30, 2006	11,466,856	1,146	6,624,683	(751,990)	(5,713,011)	160,828

To reflect compensation
earned for the nine months
ended January 31, 2007				284,823		284,823

Issuance of warrants for
financing cost penalty			79,000			79,000

Net loss for the nine months
ended January 31, 2007					(896,966)	(896,966)

Balance January 31, 2007	11,466,856	$1,146	$6,703,683	$(467,167)	$(6,609,977)	$(372,315)

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Consolidated Statement of Cash Flows
(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	January 31, 2007	January 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(896,966)	$(2,493,883)
Adjustments to Reconcile Net Loss to Net Cash Provided (Used)
by Operating Activities:
Depreciation, depletion and amortization	120,153	255,657
Gain on sale of equipment	9,852
Issuance of stock for services	284,823	788,169
Warrant costs	79,000	406,392
Changes in Operating Assets and Liabilities:
Accounts receivable	410,844	(300,087)
Unbilled service and drilling cost	76,944
Inventory	9,077
Loan fees
Bank overdraft	15,460
Accounts payable	(144,079)	(167,670)
Accrued expenses	31,836	(180,787)
Net Cash Provided (Used) by Operating Activities	(3,056)	(1,692,209)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	(122,924)	(79,832)
Proceeds from sale of equipment	90,000	17,029
Decrease in restricted cash		(12,000)
Net additions to oil and gas properties		(335,905)
Net Cash Provided (Used) by Investing Activities	(32,924)	(410,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(21,620)	(6,135,415)
Proceeds from borrowing	22,500	4,150,000
Net proceeds from issuance of common stock		4,350,000
Change in note receivable	35,100	4,750
Net Cash Provided by Financing Activities	35,980	2,369,335

NET INCREASE (DECREASE) IN CASH	0	266,418

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	0	2,362

CASH AND CASH EQUIVALENTS, END OF PERIOD	$0	$268,780

CASH PAID FOR
INTEREST	$13,783	$389,835
INCOME TAXES	$0	$0

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Notes to the Condensed Consolidated Financial Statements

(1) Interim Reports / Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to successive losses for three years, declining revenues, a net loss of $(896,966) for the nine months ended January 31, 2007, and a stockholders’ deficit of $(372,315) as of January 31, 2007, the Company is involved in litigation with a stockholder (Notes 4 and 7) over the issue of effective and timely notice of a put of the Company’s common stock for $4,350,000. Depending upon the resolution of the controversy, the Company may need total additional financing of approximately $5,000,000 to effect the repurchase and continue to operate as planned during the twelve month period subsequent to January 31, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 2006 Annual Report on Form 10-KSB. The results of operations for the period ended January 31, 2007 are not necessarily indicative of operating results for the full year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.

(2)  Participant Receivables and Related Party Receivables

Participant receivable and related party receivables consist of receivables contractually due from our various joint venture partners in connection with routine exploration, betterment and maintenance activities. Our collateral for these receivables generally consists of lien rights over the related oil producing properties. Approximately $111,598 included in the balance sheet among Accounts receivable - related party is due from Wind Mill Oil & Gas, LLC, a related party.

(3) Long-Term Debt, Warrants, Loan Fees And Restricted Cash

Long-term debt consisted of a mortgage loan on our land and building. Interest in the amount of $13,783 was paid on this note for the nine months ended January 31, 2007.

(4) Stockholders’ Equity

On December 23, 2005 we entered into a joint venture agreement with Wind City Oil & Gas, LLC to form Wind Mill Oil & Gas, LLC to explore, drill and develop certain oil and gas properties. As part of the agreement, Wind City Oil & Gas, LLC purchased 2,900,000 common shares for $4,350,000 on December 23, 2005. The stock purchase agreement contains a put whereby, under certain conditions, Wind City Oil & Gas, LLC could put the stock back to us until September 30, 2006, thereby requiring us to repurchase the 2,900,000 shares. On August 30, 2006, we received notice from Wind City Oil & Gas LLC that they were seeking to exercise the put provision of the stock purchase agreement. We do not believe that such notice was properly given. On November 6, 2006, Wind City filed a summons and complaint against us in an action in the United States District Court for the Southern District of New York seeking to force the exercise of the put provision of the stock purchase agreement. Because of the uncertainty surrounding the eventual disposition of the case, Management has continued to treat this stock as temporary equity in these financial statements.

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements

(4) Stockholders’ Equity (continued)

Penalty warrants for 360,000 common shares at a price of $1.15 per share, and a five-year term were issued during the nine months ended January 31, 2007. The warrants were valued at $79,000.

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. Since the Company had a net loss for the nine months ended January 31, 2007 and for the year ended April 30, 2006, the assumed effects from the exercise of outstanding options and warrants would have been anti-dilutive, and, therefore only basic earnings per share is presented.

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

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements

(6) Related Party Transactions

For the three months ended January 31, 2007 we had no revenues or salary reimbursements from Wind Mill. For the nine months ended January 31, 2007 we had revenue of $506,615 and salary reimbursement of $353,640.

		3 Months	9 Months
		Ended 01-31-07	Ended 01-31-07

Revenue from Windmill		$0	$860,255

Salaries	QE 07-31-06		(217,364)
	QE 10-31-06		(136,276)
	QE 01-31-07
Revenue		$0	$506,615

Included among “Current portion of notes payable” on the balance sheet at January 31, 2007 is an obligation of $22,500 on a note to Sharon Miller, wife of our Chief Executive Officer, Chairman of the Company’s Board of Directors and controlling stockholder. The note is unsecured, bears interest at 11% and is due upon demand.

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

Overview

We are actively engaged in the exploration, development, production and acquisition of crude oil and natural gas primarily in eastern Tennessee. In December 2005, we entered into a joint venture agreement with Wind City Oil & Gas, LLC (“Wind City”) to form Wind Mill Oil & Gas, LLC (the “Wind Mill Joint Venture”). We own 49.9% of the Wind Mill Joint Venture and Wind City owns 50.1%. We contributed approximately 43,000 acres, which we held under lease in Tennessee, to the Wind Mill Joint Venture for oil and gas exploration, development and exploitation of undeveloped wells. Wind City contributed $10,000,000. The joint venture will only encompass new drilling projects. We retained our working interest in the previously developed and producing wells located on such leases. In connection with the development of new wells by the Wind Mill Joint Venture, we will also receive reimbursement for certain salaried employees and revenue for providing labor and equipment. Including the leases that were contributed to the Wind Mill Joint Venture, we have approximately 50,000 acres under lease. About 90% of such leases are held by production.

As part of the Wind Mill Joint Venture, pursuant to a stock purchase agreement, Wind City purchased 2,900,000 shares of our common stock with the right, under certain conditions, to put the stock back to us by September 30, 2006. On August 30, 2006 Wind City notified us of its intent to exercise the put provision of the stock purchase agreement. On November 7, 2006 Wind City filed a lawsuit in the United States District Court for the Southern District of New York (the “Court”) to force the exercise of the put provision. We do not believe the put was properly exercised and filed an application to stay the litigation and force arbitration as is required by the agreements. The litigation was stayed by the Court on December 21, 2006 on the condition that the parties promptly proceed with an arbitration for the purpose of determining if a threshold condition to exercise the put was met. Upon the decision reached in arbitration, the stay will be lifted by the Court and, depending upon the decision reached in arbitration, the Court will proceed to resolve the issues raised in the litigation. An initial arbitration administrative conference was held on March 12, 2007.

Our present financial condition precludes us from being able to repurchase the shares under the put if we were to lose the lawsuit. We are exploring various financing opportunities in this regard; however, there can be no assurance that we will be able to obtain financing sufficient to repurchase such shares. In the event that we are unable to obtain financing on acceptable terms sufficient to consummate the repurchase, our business and financial condition could be materially adversely affected and our ability to continue operations as a going concern could be jeopardized.

Liquidity and Capital Resources

Cash used by operating activities was $3,056 for the nine months ended January 31, 2007, an increase of $1,689,153 over cash used by operating activities for the nine months ended January 31, 2006 of $1,692,209. Our principal source of liquidity has been oil and gas revenues, loans from related parties and directors, private placement transactions of our common stock, and participation with investors in various oil and gas wells. The increase in oil and gas prices and the fact that we have approximately 50,000 acres under lease in Tennessee enhances our ability to attract investors and to pursue joint ventures in oil and gas.

On December 23, 2005 we entered into the Wind Mill Oil & Gas LLC Agreement (“Wind Mill”) and also sold 2,900,000 shares of common stock to Wind City Oil & Gas, LLC (“Wind City”) for $4,350,000. These funds were used to pay off the $4,150,000 of loans and to provide some working capital. Wind City also contributed $10,000,000 to Wind Mill and we contributed oil and gas leases as part of the Wind Mill agreement. For the nine months ended January 31, 2007 we received $353,640 of administrative salary reimbursements and revenue of $506,615 for various labor, parts and use of equipment. The cessation of operations with Wind Mill has had a major impact on our cash flow.

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

Results of Operations

Three Months Ended January 31, 2007 compared to Three Months Ended January 31, 2006

	For the Three Months Ended		Increase /
	January 31		(Decrease)
	2007	2006	2006 to 2007
Revenues
Oil and gas revenue	$110,162	$285,973	$(175,811)
Service and drilling revenue	89,887	138,632	(48,745)
Total Revenue	200,049	424,605	(224,556)

Costs And Expenses
Cost of oil and gas revenue	12,118	23,751	(11,633)
Cost of service and drilling revenue	161,093	153,114	7,979
Selling, general and administrative	321,678	969,907	(648,229)
Salaries and wages	151,254	70,152	81,102
Depreciation, Depletion and amortization	29,403	93,890	(64,487)
Total Costs and Expenses	675,546	1,310,814	(635,268)

Income (Loss) From Operations	(475,497)	(886,209)	410,712

Other Income (Expense)
Interest income	9,716	470	9,246
Interest expense	(2,527)	(690,995)	688,468
Penalty warrants	(40,000)		(40,000)
Total Other Income (Expense)	(32,811)	(690,525)	657,714

Net Income (Loss)	$(508,308)	$(1,576,734)	$1,068,426

Revenue

Oil and gas revenue was $110,162 for the three months ended January 31, 2007 as compared to $285,973 for the three months ended January 31, 2006, a decrease of $175,811. Initially this resulted from changing oil vendors such that oil was not collected for approximately one month, requiring a cessation of production. In our third quarter we continued seeing delays in product pick up causing further stoppages of production. There was also a decline in gas prices during the same period.

Service and drilling revenue was $89,887 for the three months ended January 31, 2007 as compared to $138,632 for the three months ended January 31, 2006, a decrease of $48,745. This resulted from a decrease in all drilling activity.

Cost and Expense

The cost of oil and gas revenue was $12,118 for the three months ended January 31, 2007 as compared to $23,751 for the three months ended January 31, 2006, a decrease of $11,633. Initially this decrease resulted from the cost associated with decreased production due to changing oil vendors and no collection of oil for approximately one month. In our third quarter we continued seeing delays in product pick up causing further stoppages of production.

The cost of service and drilling revenue was $161,093 for the three months ended January 31, 2007 as compared to $153,114 for the three months ended January 31, 2006, an increase of $7,979. This is due to increased expenses related to the wrap up of activities with Wind Mill Oil & Gas, LLC.

Selling, general and administrative expense was $321,678 for the three months ended January 31, 2007 as compared to $969,907 for the three months ended January 31, 2006, a decrease of $648,229. This decrease resulted from a decrease in consulting, legal and professional fees and reimbursements from Wind Mill Oil & Gas, LLC.

Salaries and wages expense was $151,254 for the three months ended January 31, 2007 as compared to $70,152 for the three months ended January 31, 2006, an increase of $81,102. This increase resulted from the cessation of salary reimbursements from Wind Mill Oil & Gas, LLC.

Depreciation, depletion and amortization was $29,403 for the three months ended January 31, 2007 as compared to $93,890 for the three months ended January 31, 2006, a decrease of $64,487. This resulted from management’s decision to write off $624,255 of well cost at April 30, 2006 with a corresponding decrease in depletion expense.

Interest expense was $2,527 for the three months ended January 31, 2007 as compared to $690,995 for the three months ended January 31, 2006, a decrease of $688,468. This resulted from the Wind City Oil & Gas, LLC stock purchase and the payoff of most notes.

Nine Months Ended January 31, 2007 compared to Nine Months Ended January 31, 2006

	For the Nine Months Ended		Increase /
	January 31		(Decrease)
	2007	2006	2006 to 2007
Revenues
Oil and gas revenue	$373,195	$627,931	$(254,736)
Service and drilling revenue	740,412	1,480,804	(740,392)
Total Revenue	1,113,607	2,108,735	(995,128)

Costs And Expenses
Cost of oil and gas revenue	41,051	62,793	(21,742)
Cost of service and drilling revenue	735,562	1,220,310	(484,748)
Selling, general and administrative	922,488	1,515,630	(593,142)
Salaries and wages	108,538	229,144	(120,606)
Depreciation, Depletion and amortization	120,153	255,657	(135,504)
Total Costs and Expenses	1,927,792	3,283,534	(1,355,742)

Income (Loss) From Operations	(814,185)	(1,174,799)	360,614

Other Income (Expense)
Interest income	10,002	667	9,335
Gain on sale of equipment
Interest expense	(13,783)	(1,319,751)	1,305,968
Penalty warrants	(79,000)		(79,000)
Total Other Income (Expense)	(82,781)	(1,319,084)	1,236,303

Net Income (Loss)	$(896,966)	$(2,493,883)	$1,596,917

Revenue

Oil and gas revenue was $373,195 for the nine months ended January 31, 2007 as compared to $627,931 for the nine months ended January 31, 2006, a decrease of $254,736. Initially this resulted from changing oil vendors such that oil was not collected for over one month, requiring a cessation of production. In our third quarter we continued seeing delays in product pick up causing further stoppages of production. . There was also a decline in gas prices during the same period.

Service and drilling revenue was $740,412 for the nine months ended January 31, 2007 as compared to $1,480,804 for the nine months ended January 31, 2006, a decrease of $740,392. This resulted from a decrease in drilling activity, however, through the Wind Mill Joint Venture 14 wells were drilled during the six months ended October 31, 2006

Cost and Expense

The cost of oil and gas revenue was $41,051 for the nine months ended January 31, 2007 as compared to $62,793 for the nine months ended January 31, 2006, a decrease of $21,742. This decrease resulted from the cost associated with decreased production due to changing oil vendors and no collection of oil for over one month.

The cost of service and drilling revenue was $735,562 for the nine months ended January 31, 2007 as compared to $1,220,310 for the nine months ended January 31, 2006, a decrease of $484,748. This decrease is due to the decrease in drilling activities since most of the drilling was in Wind Mill.

Selling, general and administrative expense was $922,488 for the nine months ended January 31, 2007 as compared to $1,515,630 for the nine months ended January 31, 2006, a decrease of $593,142. A decrease in consulting, legal and professional fees reduced selling, general and administrative expense.

Salaries and wages expense was $108,538 for the nine months ended January 31, 2007 as compared to $229,144 for the nine months ended January 31, 2006, a decrease of $120,606. This decrease resulted from salary reimbursements from Wind Mill Oil & Gas, LLC.

Depreciation, depletion and amortization expense was $120,153 for the nine months ended January 31, 2007 as compared to $255,657 for the nine months ended January 31, 2006, a decrease of $135,504. This resulted from management’s decision to write off $624,255 of well cost at April 30, 2006 with a corresponding decrease in depletion expense.

Interest expense was $13,783 for the nine months ended January 31, 2007 as compared to $1,319,751 for the nine months ended January 31, 2006, a decrease of $1,305,968. This resulted from the Wind City Oil & Gas, LLC stock purchase and the payoff of most notes.

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

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

Reference is made to the Current Report on Form 8-K filed on November 20, 2006 and the Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 2006 in regard to the pending litigation involving Wind City Oil and Gas, LLC. Reference is further made to Item 2 of Part I hereto for a description of material developments with respect to such pending litigation.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLER PETROLEUM, INC.
Date: March 26, 2007
By: /s/ Deloy Miller
Deloy Miller
Chief Executive Officer, principal executive officer

Date: March 26, 2007
By: /s/ Lyle H. Cooper
Lyle H. Cooper
Chief Financial Officer, principal financial and
accounting officer