Form 10KSB
period 2007-04-30
MILLER PETROLEUM INC
filed 2007-08-17
CIK 785968

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2007

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☒

The Registrant’s revenues for the fiscal year ended April 30, 2007 were $1,344,421.

The aggregate market value of the Common Stock held by non-affiliates, based on the average closing bid and asked price of the Common Stock on August 7, 2007 was $1,370,805.

There are approximately 4,031,779 shares of common voting stock of the Registrant held by non-affiliates. On August 7, 2007 the average bid and asked price was $0.34.

As of August 7, 2007, there were 14,366,856 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Forward-Looking Statements

This annual report on Form 10-KSB (“Annual Report”) for the period ending April 30, 2007 (“fiscal year 2007”), contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors” that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Disclosure Regarding Forward-Looking Statements: Included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-KSB which address activities, events or developments which we expect or anticipate will or may occur in the future are forward-looking statements.

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

FORM 10-KSB
FOR THE FISCAL YEAR ENDED APRIL 30, 2007

INDEX

		Page
PART I
Item 1	Description of Business	5
Item 2	Description of Property	9
Item 3	Legal Proceedings	11
Item 4	Submission of Matters to a Vote of Security Holders	11

PART II

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

Principal Products or Services and Markets

The principal markets for our crude oil and natural gas are refining companies, utility companies and private industry end users. Direct purchases of our crude oil are made statewide at our well sites by South Kentucky Purchasing Company, a refinery located in Somerset, Kentucky (“South Kentucky Purchasing”) and Barrett Oil Purchasing Company.

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

Currently, we are selling oil and natural gas to the following purchasers:

•	South Kentucky Purchasing Co. purchases some of the company’s crude oil. South Kentucky’s purchase price is based on postings for the Illinois Basin less $2.50.

•	Barrett Oil Purchasing purchases crude oil from the Koppers Field. Barrett’s purchase price is based on West Texas postings less $4.75.

•
Cumberland Valley Resources purchases the gas produced from the joint venture with Delta Producers, Inc. in the Jellico East Field, Tennessee. The sales price is Appalachian Index minus Columbia transportation and fuel. CV Resources purchases approximately 20% of total natural gas sales.

•	Nami Resources LLC purchases natural gas from the Jellico Field. The sales price varies each month, but will not be less than $6.00 per Mcf.

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

Our sales of natural gas are affected by intrastate and interstate gas transportation regulation. Beginning in 1985, the Federal Energy Regulatory Commission (“FERC”), which sets the rates and charges for transportation and sale of natural gas, adopted regulatory changes that have significantly altered the transportation and marketing of natural gas. The stated purpose of FERC’s changes are to promote competition among the various sectors of the natural gas industry. In 1995, FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations may tend to increase the cost of transporting oil and natural gas by pipeline. Every five years, FERC will examine the relationship between the change in the applicable index and the actual cost changes experienced by the industry. We are not able to predict with certainty what effect, if any, these regulations will have on us.

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

Research and Development

We did not incur any research and development expenditures during the fiscal year ended April 30, 2007.

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

Employees

We currently have 8 full-time employees.

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

As part of the creation of the Wind Mill Joint Venture, the following leases were transferred from us to the Joint Venture in December of 2005:

Koppers Acreage - 100% of the working interest in 27,000 acres in Campbell County, Tennessee, with the exception of the already existing oil wells, which were retained by us and other joint venture partners.

Lindsay Acreage - 40% of the working interest in 4,000 acres in Campbell County, Tennessee, with the exception of already existing gas wells retained by us and other joint venture partners.

Lake City Acreage - 100% of the working interest in 4,500 acres in Anderson County, Tennessee.

Harriman Acreage - 35% of the working interest in 3,500 acres in Roane County, Tennessee, with the exception of the Butler #1 gas well.

Since the Wind Mill Joint Venture was formed, eight successful gas wells have been drilled on the Koppers acreage, one successful gas well and one dry well have been drilled on the Lindsay acreage, one successful gas well and one dry well have been drilled on the Harriman acreage, and two dry wells have been drilled on the Lake City acreage. Our petroleum consultants, Lee Keeling and Associates, Inc., have estimated that these ten successful gas wells contain 1,965,775 Mcf of natural gas.

Under the terms of the Wind Mill agreement, when Wind City put back the 2,900,000 shares of common stock to us, the Wind Mill Agreement would terminate and all leases would be returned to us. At that point we would have no further ownership in Wind Mill, the ten successful gas wells would be retained by Wind Mill, and Wind Mill would be 100% owned by Wind City Oil & Gas, LLC.

On August 30, 2006 Wind City notified us of its intent to exercise the put provision of the stock purchase agreement. On November 7, 2006 Wind City filed a lawsuit in the United States District Court for the Southern District of New York (the “Court”) to force the exercise of the put provision. We do not believe the put was properly exercised and filed an application to stay the litigation and force arbitration as is required by the agreements. The litigation was stayed by the Court on December 21, 2006 on the condition that the parties promptly proceed with an arbitration for the purpose of determining if a threshold condition to exercise the put was met. Upon the decision reached in arbitration, the stay will be lifted by the Court and, depending upon the decision reached in arbitration, the Court will proceed to resolve the issues raised in the litigation. An initial arbitration administrative conference was held on March 12, 2007. As of the date of this report, the arbitration date has been mutually extended pending our efforts to raise additional capital in order to buy Wind City out and for additional drilling capital.

Existing Production - We have partial ownership in eighteen producing oil wells and thirty-four producing gas wells. The total production and our ownership is as follows:

Oil Production (Bbls)

		Total All Wells	Miller’s %
Total	April 30, 2005	419,429	263,932
Produced	April 30, 2006	11,417	5,630
Total	April 30, 2006	430,846	269,562
Produced	April 30, 2007	9,613	4,898
Total	April 30, 2007	440,459	274,460

Gas Production (Mcf)

		Total All Wells	Miller’s %
Total	April 30, 2005	2,446,103	706,278
Produced	April 30, 2006	185,813	68,968
Total	April 30, 2006	2,631,916	775,246
Produced	April 30, 2007	213,111	54,766
Total	April 30, 2007	2,845,027	830,012

Oil and Gas Reserve Analyses

Our estimated net proved oil and gas reserves and the present value of estimated cash flows from those reserves are summarized below. The reserves were estimated at April 30, 2007 by Lee Keeling and Associates, Inc., independent petroleum consultants, in accordance with regulations of the Securities and Exchange Commission, using market or contract prices at the end of each of the years presented in the consolidated financial statements. These prices were held constant over the estimated life of the reserves.

Ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below for each of the years presented in the consolidated financial statements.

	Oil (Bbls)	Gas (Mcf)
Proved Reserves
Balance, April 30, 2005	93,825	1,249,566
Discoveries and extensions
[Revisions of previous estimates]	3,084	(207,922)
Production	(5,630)	(60,914)

Balance April 30, 2006	91,279	980,730
Discoveries and extensions
[Revisions of previous estimates]	(24,977)	(224,155)
Production	(4,898)	(54,765)

Balance, April 30, 2007	61,044	701,810

Proved developed producing reserves at April 30, 2007	48,591	624,404

Proved developed producing reserves at April 30, 2006	58,188	686,580

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

The following table presents the standardized measure of discounted future net cash flows from our ownership interests in proved oil and gas reserves as of the end of each of the years presented in the consolidated financial statements. The standardized measure of future net cash flows as of April 30, 2007 and 2006 are calculated using weighted average prices in effect as of those dates. Those prices were $7.96 and $6.94 respectively, per Mcf of natural gas, and $55.77 and $61.75 respectively, per barrel of oil. The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the estimated proved reserves based on year-end cost levels. Future income taxes are based on year-end statutory rates, adjusted for any operating loss carry forwards and tax credits. The future net cash flows are reduced to present value by applying a 10% discount rate.

Standardized measures of discounted future net cash flows at April 30, 2007 and 2006 are as follows:

	2007	2006
Future cash flows	$8,422,828	$12,208,700
Future production costs and taxes	(2,402,638)	(1,761,100)
Future development costs	(13,900)	(160,500)
Future income tax expense	(1,861,950)	(3,189,000)
Future cash flows	4,144,340	7,098,100
Discount at 10% for timing of cash flows	(2,144,700)	(3,965,360)
Discounted future net cash flows from proved reserves	$1,999,640	$3,132,740

Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table summarized the changes in the standardized measure of discounted future net cash flows from estimated production of our proved oil and gas reserves after income taxes for each of the years presented in the consolidated financial statements.

The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves for April 30, 2007 and 2006.

	2007	2006
Balance, beginning of year	$3,132,740	$3,480,636
Sales, net of production costs and taxes	(453,670)	(721,440)
Changes in prices and production costs	1,008,950	1,358,851
Revisions of quarterly estimates	(3,015,904)	(1,251,928)

Development costs incurred	474	335,905
Net changes in income taxes	1,327,050	(69,284)
Balances, end of year	$1,999,640	$3,132,740

The reserves presented in this Report were evaluated in accordance with Rule 4-10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).

Item 3  Legal Proceedings

On December 23, 2005 the Company entered into a joint venture agreement with Wind City Oil & Gas, LLC to form Wind Mill Oil & Gas, LLC to explore, drill and develop certain oil and gas properties. As part of the agreement, Wind City Oil & Gas, LLC purchased 2,900,000 common shares for $4,350,000 on December 23, 2005. The stock purchase agreement contains a put whereby, under certain conditions, Wind City Oil & Gas, LLC could put the stock back to us until September 30, 2006, thereby requiring us to repurchase the 2,900,000 shares. On August 30, 2006, we received notice from Wind City Oil & Gas, LLC that it was seeking to exercise the put provision of the stock purchase agreement. We do not believe that such notice was properly given. On November 6, 2006 Wind City Oil & Gas, LLC filed a summons and complaint against us in an action in the United States District Court for the Southern District of New York seeking to force the exercise of the put provision of the stock purchase agreement. The litigation was stayed by the Court on December 21, 2006 on the condition that the parties promptly proceed with an arbitration for the purpose of determining if a threshold condition to exercise the put was met. Upon the decision reached in arbitration, the stay will be lifted by the Court and, depending upon the decision reached in arbitration, the Court will proceed to resolve the issues raised in the litigation. An initial arbitration administrative conference was held on March 12, 2007. As of the date of this report, the arbitration date has been mutually extended pending our efforts to raise additional capital in order to buy Wind City out and for additional drilling capital. Because of the uncertainty surrounding the eventual disposition of the case, Management has continued to treat the stock as temporary equity in the financial statements.

Item 4  Submission of Matters to a Vote of Security Holders

No proposals were submitted for approval by our shareholders during the fiscal year ended April 30, 2007.

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

	Bid Prices ($)
	High	Low
Quarter Ended:
July 31, 2006	0.95	0.80
October 31, 2006	0.41	0.40
January 31, 2007	0.35	0.35
April 30, 2007	0.32	0.32

July 31, 2005	1.45	1.20
October 31, 2005	1.24	1.10
January 31, 2006	1.30	1.30
April 30, 2006	1.02	1.00

 Holders

There were approximately 368 stockholders of record of our common stock as of April 30, 2007.

Dividends

We have not paid or declared any cash dividends to date and do not anticipate paying any in the foreseeable future. There are no present restrictions that limit our ability to pay dividends or that are likely to do so in the future. We intend to retain earnings, if any, to support the growth of our business.

Shares Issuable Under Equity Compensation Plans

The table below provides information, as of April 30, 2007, concerning securities authorized for issuance under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by shareholders	—	—	—
Equity compensation plans not
Approved by shareholders	150,000	0.8142	—
Total	150,000	0.8142	—

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

Overview

We are actively engaged in the exploration, development, production and acquisition of crude oil and natural gas primarily in eastern Tennessee. In December 2005, we entered into an LLC agreement with Wind City Oil & Gas, LLC (“Wind City”) to form Wind Mill Oil & Gas, LLC (“Wind Mill”). We have a 49.9% interest in Wind Mill and Wind City’s interest is 50.1%. We contributed approximately 43,000 acres, which we held under lease in Tennessee, to Wind Mill for oil and gas exploration, development and exploitation of undeveloped wells. Wind City contributed $10,000,000. The LLC only encompasses new drilling projects. We retain our working interest in the developed and producing wells located on contributed leases. We also retained all additional producing properties. Under certain conditions, the agreement allows for the contributed acreage to return to us upon dissolution of Wind Mill. Relative to the development of wells by Wind Mill, we received reimbursement for certain salaried employees and revenue for providing labor and equipment.  Including the leases that were contributed to the Wind Mill, we have approximately 50,000 acres under lease. About 90% of these leases are held by production. Reimbursement for certain salaried employees and revenue for providing labor and equipment was stopped by Wind City in September 2006.

An additional “Stock Purchase” agreement was made with “Wind City” in December 2005, whereby Wind City purchased 2,900,000 shares of Miller stock at $1.50 per share or $4,350,000.00. With the condition of the Operating Agreement being timely terminated, “Wind City” could put the stock back to Miller at the same price. The agreement has a conditional 30 day notice prior to the resell.

The Wind Mill LLC drilled eight wells to prove the existence of the field. 4 ½” production casing was run in all of the wells and two wells were fraced to have an adequate production test before continued drilling and construction of the pipeline. The successful tests prompted additional drilling. Koppers South includes 22,000 contiguous acres that will be accessible to a sales line with the construction of a 6 mile pipeline. Koppers South has an 20% net royalty interest for the landowner, leaving an 80% working interest for Wind Mill LLC.

The Lindsay Field is located on a 3400 acres contiguous tract with a 40% working interest in an 87 ½% net royalty interest. The Lindsay #9 began producing in March 2002. Our eight wells have produced 580,000 mcf of natural gas, with our first well having produced for less than 1 year.

The following wells have been drilled in the Wind Mill, LLC:

Edwards - Fowler Unit #1 in Roane Co., Tennessee was drilled January 2006 to 4600 feet with a 37 ½% revenue interest. The well began producing from the Trenton formation into the Powell - Clinch Utility pipeline in August 2006 and in 8 months produced approximately 34,000 mcf of natural gas.

In April of 2006, the Hodnett #1 was drilled in Brazoria Co., Texas to 10,800 feet with a 50% working interest. The well was a “dry hole”.

In May 2006, the Koppers #34B was drilled to 3060 feet and the 38B to 3720 feet. Both wells are expected to produce commercial quantities of gas. For an accurate evaluation, the 34B was completed in the Devonian Shale only. It “open flow” tested 75 mcf of gas per day after stabilizing within 48 hours. The 38B was completed in both the “Big Lime” and Devonian Shale to “open flow” test 720 mcf of gas per day after 48 hours. These wells proved the economics of continued drilling as well as the construction of a pipeline.

In June 2006 the Koppers 36B was drilled to 3250 feet and is expected to be a commercial well. Production casing has been run but not completed pending pipeline completion. The Farmer #1 was drilled to 5660 feet on the Lake City Prospect and resulted in a “dry hole.” The Freeman #1 drilled to 5670 feet on the Lake City Prospect and resulted in a “dry hole.”

In July 2006 the Koppers #39B was drilled to 3680 feet and is expected to be a commercial well. Production casing has been run but not completed pending pipeline completion. The Lindsay #19 was drilled to 3960 feet and the Lindsay #20 drilled to 3990 feet. The Lindsay #19 began producing into the pipeline in September 2006 and produced 59,000 mcf of gas in 10 months. The Lindsay #20 was a “dry hole.”

In August 2006 the Edwards - Gann Unit #1 was drilled to 4320 feet with a 37 ½% revenue interest. The well had favorable shows of hydrocarbons without commercial quantities. The Koppers #41B was drilled to 3250 feet and #42B drilled to 3369 feet. Both wells are expected to have commercial quantities of gas. Production casing has been run but not completed pending pipeline completion.

In September 2006 the Koppers #43B was drilled to 3780 feet and the Koppers #48B drilled to 3240 feet. Both wells are expected to have commercial quantities of gas. Production casing has been run but not completed pending pipeline construction.

The spacing of the Koppers wells defined the gas field with accurate geologic data for contouring. These wells have proven a gas field with additional wells to be drilled into the “Big Lime” with the Devonian Shale serving as a secondary horizon.

The Lindsay field has a pipeline in place and is continuing to be a success with production from the “Big Lime” as in the Koppers South. The Lindsay property will support many more wells.

The Edwards - Fowler Unit #1 has an upside to the Harriman Prospect with over 3200 acres. Adequate seismic data is available to hedge against dry holes. The Edwards - Fowler Unit #1 proved a reservoir and the Edwards - Gann Unit #1 gave insight as to well placement relative to faulting and structure. Here, a sales line is in place also.

Wind City put their 2,900,000 shares of stock in August, 2006. Reimbursement for certain salaried employees and revenue for providing labor and equipment was stopped by Wind City in September 2006. In October 2006, Wind City was advised that the stock repurchase request could not be effective because they had not timely exercised the right under the terms of the contract. As a result, in November 2006, Wind City filed a lawsuit against us in New York. On December 21, 2006 the proceedings were stayed to put the case before arbitration in Tennessee, to determine if the Operating Agreement was properly terminated, thus triggering an obligation on Miller’s part to repurchase the stock. It is expected that the arbitration will take place in December 2007 or January 2008. Miller has filed a counterclaim against Wind City for causing it damages in the amount of $13,000,000 due to its attempt to terminate the LLC without a proper basis and for breach of the contracts. Wind City has likewise filed a claim against Miller for breach of contract, asserting damages in the amount of $10,000,000.

Indicative of these proceedings, we recognize a continued opportunity to fully develop the mentioned properties. We have greatly benefited from drilling in the LLC for the continued development of producing properties and discovery of the Koppers South gas field.

Results of Operations

For the Fiscal Year Ended	April 30, 2007	April 30, 2006	In(Decrease) 2006 to 2007

REVENUES

Oil and gas revenue	$509,742	$810,607	$(300,865)
Service and drilling revenue	834,679	1,728,165	(893,486)

Total Revenue	1,344,421	2,538,772	(1,194,351)

COSTS AND EXPENSES

Cost of oil and gas revenue	56,072	89,167	(33,095)
Cost of service and drilling revenue	815,535	1,523,376	(707,841)
Selling, general and administrative	1,646,788	2,073,322	(426,534)
Plugged and abandoned wells		624,255	(624,255)
Depreciation, depletion and amortization	207,082	376,461	(169,379)

Total Costs and Expenses	2,725,477	4,686,581	(1,961,104)

INCOME (LOSS) FROM OPERATIONS	(1,381,056)	(2,147,809)	766,753

OTHER INCOME (EXPENSE)

Interest expense	1,256	959	297
Interest expense and financing cost	(163,950)	(1,443,084)	1,279,134

Total Other Income (Expense)	(162,694)	(1,442,125)	1,279,431

NET INCOME (LOSS)	$(1,543,750)	$(3,589,934)	$2,046,184

Revenue

Oil and gas revenue was $509,742 for the year ended April 30, 2007 as compared to $810,607 for the year ended April 30, 2006, a decrease of $300,865. This decrease resulted from changing oil vendors such that oil production was not picked up for two months and the normal well decline.

Service and drilling revenue was $834,679 for the year ended April 30, 2007 as compared to $1,728,165 for the year ended April 30, 2006, a decrease of $893,486. This decrease resulted from the fact that all of the drilling for 2007 was performed in the Wind Mill Joint Venture.

Cost and Expense

The cost of oil and gas revenue was $56,072 for the year ended April 30, 2007 as compared to $89,167 for the year ended April 30, 2006, a decrease of $33,095. This decrease resulted from the decrease in oil and gas production.

The cost of service and drilling revenue was $815,535 for the year ended April 30, 2007 as compared to $1,523,376 for the year ended April 30, 2006, a decrease of $707,841. This increase is due to the fact that all of the drilling for 2007 was performed in the Wind Mill Joint Venture.

Selling, general and administrative expense was $1,646,788 for the year ended April 30, 2007 as compared to $2,073,322 for the year ended April 30, 2006, a decrease of $426,534. This decrease resulted from less stock compensation in 2007.

There was no plugged and abandoned wells expense for the year ended April 30, 2007, as compared to $624,255 for the year ended April 30, 2006, a decrease of $624,255. This decrease resulted from the fact that no wells were written off in 2007.

Depreciation, depletion and amortization expense was $207,082 for the year ended April 30, 2007 as compared to $376,461 for the year ended April 30, 2006, a decrease of $169,379. This decrease resulted from less oil and gas production.

There was no gain on the sale of equipment for the year ended April 30, 2007 as compared to a gain of $157,562 for the year ended April 30, 2006, a decrease of $157,562.

Interest expense and financing cost was $163,950 for the year ended April 30, 2007 as compared to $1,443,084 for the year ended April 30, 2006, a decrease of $1,279,134. This resulted from the fact that Wind City invested $4,350,000 in 2005, which was used to pay down the debt.

	Average Net Production	Sales Price /
Fiscal Year	Gas / MBTU	MBTU
2006	60,914	$6.94
2007	54,766	5.65

	Average Net
Fiscal Year	Barrels of Oil	Sales Price / Bbl
2006	5,630	$61.75
2007	4,898	47.88

	2005	2006	2007
Net Productive Wells	20.20	22.84	25.66
Developed Acreage	1,480	1,840	2,240
Undeveloped Acreage	41,120	46,920	3,100
Net Productive Exploratory Wells	0	0	0
Net Dry Exploratory Wells	0.30	1.20	0
Net Productive Developmental Wells	1.20	2.64	0
Net Dry Developmental Wells	0	0	0

Liquidity

Cash used by operating activities was $276,430 for fiscal 2007, a reduction of $1,617,872 from cash provided by operating activities in fiscal 2006 of $1,894,302. Our principal source of liquidity has been oil and gas revenues, loans from related parties and directors, private placement transactions of our common stock, and participation with investors in various oil and gas wells. The increase in oil and gas prices and the fact that we have approximately 50,000 acres under lease in Tennessee enhances our ability to attract investors and to pursue joint ventures in oil and gas.

On December 23, 2005 we entered into the Wind Mill Oil & Gas LLC Agreement (“Wind Mill”) and also sold 2,900,000 shares of common stock to Wind City Oil & Gas, LLC (“Wind City”) for $4,350,000. These funds were used to pay off the $4,150,000 of loans and to provide some working capital. Wind City also contributed $10,000,000 to Wind Mill and we contributed oil and gas leases as part of the Wind Mill agreement. For the year ended April 30, 2006 we received $276,491 of administrative salary reimbursements and revenue of $153,096 for various labor, parts and use of equipment. For the year ended April 30, 2007 we received $353,640 in salary reimbursements and $534,944 for equipment, parts and labor.

Our long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and gas business. A material drop in oil and gas prices or a reduction in production and reserves would reduce our ability to fund capital expenditures, reduce debt, meet financial obligations and remain profitable. We operate in an environment with numerous financial and operating risks, including, but not limited to, the inherent risks of the search for, development and production of oil and gas, the ability to buy properties and sell production at prices which provide an attractive return and the highly competitive nature of the industry. Our ability to expand our reserve base is, in part, dependent on obtaining sufficient capital through internal cash flow or the issuance of debt or equity securities. We are presently seeking substantial financing to buy Wind City and Wind Mill out of the joint venture, but there can be no assurance that we will be successful in raising this financing.

Item 7 Financial Statements

INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants	18

Consolidated Balance Sheets	19-20

Consolidated Statements of Operations	21

Consolidated Statements of Stockholders' Equity	22

Consolidated Statements of Cash Flows	23

Notes to the Consolidated Financial Statements	24-36

MILLER PETROLEUM, INC.

CONSOLIDATED FINANCIAL STATEMENTS

    April 30, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors Miller Petroleum, Inc. and Subsidiary
Huntsville, Tennessee

We have audited the accompanying consolidated balance sheets of Miller Petroleum, Inc. and its subsidiary as of April 30, 2007 and April 30, 2006 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referenced above present fairly, in all material respects, the financial position of Miller Petroleum, Inc. and its Subsidiary as of April 30, 2007 and 2006, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, and the Company is facing litigation which might require a put placed against the Company calling for the Company to redeem 2,900,000 shares of the Company’s common stock for approximately $4,350,000, which it currently does not have the capability of funding. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rodefer Moss & Co, PLLC

Knoxville, Tennessee
August 13, 2007

Miller Petroleum, Inc.
Consolidated Balance Sheets

	April 30	April 30
	2007	2006

ASSETS

CURRENT ASSETS

Cash	$	$
Accounts receivable	67,276	311,286
Accounts receivable - related parties	180,699	347,060
Note Receivable	7,900	43,000
Inventory	114,691	97,388
Unbilled service and drilling cost	0	76,944

Total Current Assets	370,566	875,678

FIXED ASSETS
Machinery	912,592	880,904
Vehicles	344,427	321,895
Buildings	315,835	315,835
Office equipment	30,083	23,028
	1,602,937	1,541,662
Less: accumulated depreciation	(862,717)	(782,971)

Net Fixed Assets	740,220	758,691

OIL AND GAS PROPERTIES	1,462,439	1,576,950
On the basis of successful efforts accounting)

PIPELINE FACILITIES	181,597	193,948

OTHER ASSETS
Investment in joint venture at cost	801,319	801,319
Land	496,500	496,500
Investments	500	500
Well equipment and supplies	427,948	440,712
Cash - restricted	83,000	83,000

Total Other Assets	1,809,267	1,822,031

TOTAL ASSETS	$4,564,089	$5,227,298

See notes to consolidated financial statements.

Miller Petroleum, Inc.
Consolidated Balance Sheets

	April 30	April 30
	2007	2006

LIABILITIES, TEMPORARY EQUITY
AND PERMANENT STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Bank overdraft	$16,933	$27,253
Accounts payable - trade	276,783	305,494
Accounts payable - related parties	88,809
Accrued expenses	93,874	43,189
Notes payable - related parties	114,500
Current portion of notes payable	202,234	16,636

Total Current Liabilities	793,133	392,572

LONG-TERM LIABILITIES

Notes payable
Other	326,880	323,898

Total Long-term Liabilities	326,880	323,898

Total Liabilities	1,120,013	716,470

TEMPORARY EQUITY
Common stock, subject to put rights, 2,900,000 shares	4,350,000	4,350,000

PERMANENT STOCKHOLDERS’ EQUITY

Common stock: 500,000,000 shares authorized
at $0.00001 par value, 11,466,856 shares issued
and outstanding	1,146	1,146
Additional paid-in capital	7,936,724	6,624,683
Unearned compensation	(1,587,033)	(751,990)
Accumulated deficit	(7,256,761)	(5,713,011)

Total Stockholders’ Equity (Deficit)	(905,924)	160,828

TOTAL LIABILITIES, TEMPORARY EQUITY
AND PERMANENT STOCKHOLDERS’ EQUITY	$4,564,089	$5,227,298

See notes to consolidated financial statements.

Miller Petroleum, Inc.
Consolidated Statements of Operations

	For the	For the
	Year Ended	Year ended
	April 30,	April 30,
	2007	2006

REVENUES
Oil and gas revenue	$509,742	$810,607
Service and drilling revenue	834,679	1,728,165

Total Revenue	1,344,421	2,538,772

COSTS AND EXPENSES
Oil and gas cost	56,072	89,167
Service and drilling cost	815,535	1,523,376
Selling, general and administrative	1,646,788	2,073,322
Impairment loss - plugged and abandoned wells		624,255
Depreciation, depletion and amortization	207,082	376,461

Total Costs and Expenses	2,725,477	4,686,581

INCOME (LOSS) FROM OPERATIONS	(1,381,056)	(2,147,809)

OTHER INCOME (EXPENSE)
Interest income	1,256	959
Interest expense and financing cost	(163,950)	(1,443,084)

Total Other Expense	(162,694)	(1,442,125)

INCOME TAXES

NET LOSS	$(1,543,750)	$(3,589,934)

BASIC AND DILUTED LOSS PER SHARE	$(0.11)	$(0.33)

BASIC WEIGHTED AVERAGE NUMBER
OF SHARE OUTSTANDING	14,366,856	10,812,774

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Consolidated Statements of Permanent Stockholders’ Equity
			Additional
	Common	Shares	Paid-in	Unearned	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance, April 30, 2005	9,396,856	$939	$4,495,498	$-	$(2,123,077)	$(2,373,360)

Issuance of warrants as
prepayment of financing
cost			370,392			370,392

Issuance of warrants for
financing cost penalty			66,000			66,000

Issuance of shares as
payment for services	1,650,000	165	1,682,835	(751,990)		931,010

Issuance of shares for
sales commission	400,000	40	459,960			460,000

Cost of stock sales			(460,000)			(460,000)

Exercise of warrants	20,000	2	9,998			10,000

Net loss for the year
ended April 30, 2006					(3,589,934)	(3,589,934)

Balance, April 30, 2006	11,466,856	1,146	6,624,683	(751,990)	(5,713,011)	160,828

To reflect compensation
earned for the year ended
April 30, 2007				376,669		376,669

Issuance of warrants for
financing cost penalty			79,000			79,000

Issuance of warrants for
financing cost			40,453	(22,759)		17,694

Stock options issued			3,635			3,635

Issue of warrants as payment
for services			1,188,953	(1,188,953)

Net loss for the year ended
April 30, 2007					(1,543,750)	(1,543,750)

Balance, April 30, 2007	11,466,856	1,146	7,936,724	(1,587,033)	(7,256,761)	(905,924)

See notes to consolidated financial statements.

Miller Petroleum, Inc.
Consolidated Statements of Cash Flows
	April 30,	April 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,543,750)	$(3,589,934)
Adjustments to Reconcile Net Loss to
Net Cash from Operating Activities:
Depreciation, depletion and amortization	207,082	376,461
Impairment loss - plugged and abandoned wells		624,255
Options issued in exchange for services	100,329	436,392
Common stock issued in exchange for services	376,669	931,010
Write off offering cost		88,842
Changes in Operating Assets and Liabilities:
Accounts receivable	410,371	(475,395)
Inventory	(4,539)	(29,999)
Unbilled service and drilling cost	76,944	(76,944)
Bank overdraft	(10,320)	27,253
Accounts payable	60,099	(25,126)
Accrued expenses	50,695	(181,117)

Net Cash from Operating Expenses	(276,420)	(1,894,302)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment	(61,275)	(139,106)
Purchase of oil and gas properties	(475)	(335,905)
Increase in restricted cash		(12,000)
Changes in note receivable	35,100	4,000

Net Cash from Investing Activities	(26,650)	(483,011)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock		4,360,000
Adjustment on notes payable	3,580	(6,135,049)
Proceeds from borrowings	299,500	4,150,000

Net Cash from Financing Activities	303,080	2,374,951

NET (INCREASE) DECREASE IN CASH	0	(2,362)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	0	2,362

CASH AND CASH EQUIVALENTS, END OF YEAR	$0	$0

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2007 and 2006

NOTE 1 - BASIS OF PRESENTATION, LIQUIDITY AND CONTINUING OPERATIONS

a.   Organization and Basis of Presentation

These consolidated financial statements include the accounts of Miller Petroleum, Inc. and the accounts of its subsidiary, Miller Pipeline Company, Inc. All inter-company balances have been eliminated in consolidation.

The Company’s principal business consists of oil and gas exploration, production and related property management in the Appalachian region of eastern Tennessee and in the state of Texas. The Company’s corporate offices are in Huntsville, Tennessee. The Company operates as one reportable business segment, based on the similarity of activities.

The Company formed Miller Pipeline Corporation Inc. (“MPC, Inc.”), a wholly-owned subsidiary, to manage the construction and operation of the gathering system used to transport natural gas to market.

b.   Continuing Operations

The Company has incurred recurring losses over the past several years, and 2,900,000 shares of the Company’s common stock has been put back to the Company by a major stockholder and joint venture partner.

As discussed further in Note 2, Wind City Oil & Gas, LLC has exercised its option to put back its 2,900,000 shares for $4,350,000, and has filed suit in the United States District Court for the Southern District of New York to force the exercise of the put provision of the stock purchase agreement. At present, the Company does not have the resources to repurchase the stock. The Company has engaged financial advisors to obtain financing to repurchase the stock, which will result in the return of all leases transferred to Wind Mill and will allow for the continuation of drilling and development of the Koppers south and other properties.

On August 30, 2006 Wind City notified us of its intent to exercise the put provision of the stock purchase agreement. On November 7, 2006 Wind City filed a lawsuit in the United States District Court for the Southern District of New York (the “Court”) to force the exercise of the put provision. We do not believe the put was properly exercised and filed an application to stay the litigation and force arbitration as is required by the agreements. The litigation was stayed by the Court on December 21, 2006 on the condition that the parties promptly proceed with an arbitration for the purpose of determining if a threshold condition to exercise the put was met. Upon the decision reached in arbitration, the stay will be lifted by the Court and, depending upon the decision reached in arbitration, the Court will proceed to resolve the issues raised in the litigation. An initial arbitration administrative conference was held on March 12, 2007. As of the date of this report, the arbitration date has been mutually extended pending our efforts to raise additional capital in order to buy Wind City out and for additional drilling capital.

The ability of the Company to continue as a going concern is dependent upon the successful completion of the additional financing.

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

Pipeline facilities are stated at original cost. Depreciation of pipeline facilities is provided on a straight-line basis over the estimated useful life of the pipeline of forty years.

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2007 and 2006

NOTE 1 - BASIS OF PRESENTATION, LIQUIDITY AND CONTINUING OPERATIONS (Continued)

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

e.   Net Earnings (Loss) per Share:

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

Since the Company had a net loss for the years ended April 30, 2007 and 2006, the assumed effects of the exercise of the options and warrants to purchase 7,055,000 and 1,550,000 shares of common stock that were outstanding at April 30, 2007 and 2006, respectively, and the application of the treasury stock method would have been anti-dilutive. Therefore, there are no diluted per share amounts in the 2007 and 2006 statements of operations.

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

Depreciation expense for the years ended April 30, 2007 and 2006 was $92,096 and $101,248 respectively.

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2007 and 2006

NOTE 1 - BASIS OF PRESENTATION, LIQUIDITY AND CONTINUING OPERATIONS (Continued)

i.   Revenue Recognition

Oil and gas production revenue is recognized as income as production is extracted and sold. Service and drilling income is recognized at the time it is both earned and we have a contractual right to receive the revenue. Turnkey contracts not completed at year end are reported on the completed contract method of accounting. There were no uncompleted contracts at the end of fiscal 2007 and 2006. Retail sales of various parts and equipment is immaterial for the years ended April 30, 2007 and 2006 and has been combined with service and drilling revenue.

j.   Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. The Company places its cash investments, which at times may exceed federally insured amounts, in highly rated financial institutions.

Accounts receivable arise from sales of gas and oil, equipment and services. Credit is extended based on the evaluation of the customer’s creditworthiness, and generally collateral is not required. Accounts receivable more than 45 days old are considered past due. The Company does not accrue late fees or interest income on past due accounts. Management uses the aging of accounts receivable to establish an allowance for doubtful accounts. Credit losses are written off to the allowance at the time they are deemed not to be collectible. Credit losses have historically been minimal and within management’s expectations. The allowance for doubtful accounts was $5,183 at April 30, 2007 and April 30, 2006. Accounts receivable more than 90 days old were $177,427 at April 30, 2007 and 58,503 at April 30, 2006. There was no bad debt expense for the year ended April 30, 2007.

k.   Inventory

Inventory consists primarily of crude oil in tanks and is carried at market value.

 l.   Well Equipment and Supplies

Well equipment represents equipment held by the Company and is carried at salvage value. When well equipment is acquired by the Company in basket purchases, the cost is applied only to the marketable portion of the equipment.

m.   Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported on the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The most significant assumptions are for asset retirement obligation liabilities and estimated reserves of oil and gas. Oil and gas reserve estimates are developed from information provided by the Company’s management to Netherland Sewell and Associates, Inc., of Dallas Texas (“NSAI”) for the years ended April 30, 2007 and 2006, respectively.

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2007 and 2006

NOTE 1 - BASIS OF PRESENTATION, LIQUIDITY AND CONTINUING OPERATIONS (Continued)

n.   Reclassifications

Certain amounts and balances pertaining to the April 30, 2006 financial statements have been reclassified to conform with the April 30, 2007 financial statement presentations.

o.   Stock Warrants

The Company measures its equity transactions with non-employees using the fair value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123R.

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

q.   Recent Accounting Pronouncements

Effective February 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123R application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the fiscal year ended April 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent years ending April 30, 2006 for the expected option term. In accordance with the modified prospective transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in no additional material stock compensation expense for the year ended April 30, 2006.

In June 2006, FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than fifty percent (50%) likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 is not expected to have a material affect on our financial position and results of operations.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for the Company’s fiscal year 2007 annual financial statements. The adoption of SAB 108 is not expected to have an impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes the framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact on our financial statements.

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2007 and 2006

NOTE 1 - BASIS OF PRESENTATION, LIQUIDITY AND CONTINUING OPERATIONS (Continued)

q.   Recent Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115 (“SFAS No.159”). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 159 on our financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements, (“FSP No. EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements. FSP No. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in FSP No. EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. FSP No. EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. FSP No. EITF 00-19-2 shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP No. EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP No. EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We adopted FSP No. EITF 00-19-2 effective January 1, 2007. We have not had any transactions subject to EITF 00-19-2 since its adoption, so there has been no material impact to the Company’s financial position, results of operations or cash flows.

 r.   Major Customers

 The Company depends upon local purchasers of hydrocarbons to purchase our products in the areas where its properties are located. The loss of one or more of our primary purchasers may have a substantial adverse impact on our sales and ability to operate profitably.

Currently, we are selling oil and natural gas to the following purchasers:

Oil:
South Kentucky Purchasing Co. - South Kentucky purchases some of the Company’s crude oil. South Kentucky accounted for $124,454 of the Company’s total revenue, which was about 9% of the Company’s total revenue.

Barrett Oil Purchasing purchases oil from the Koppers Fields. Barrett accounted for $121,436 of the Company’s total revenue, which was about 9% of the Company’s total revenue.

Gas:
Cumberland Valley Resources purchases natural gas produced from the joint venture with Delta Producers, Inc. in the Jellico East Field. Delta Producers Inc. accounted for $328,788 of the Company’s total revenue, which was about 24% of the Company’s total revenue.

Nami Resources, LLC purchases natural gas from the Jellico Field. Nami Resources, LLC accounted for $94,614 of the Company’s total revenue, which was about 7% of the Company’s total revenue.

Other:	Wind Mill Oil & Gas, LLC - Wind Mill accounted for $534,944 of the Company’s drilling and service revenue, which was about 40% of the Company’s total revenue.

Daughtery Ptroleum Inc. - Daughtery accounted for $233,024 of the company’s drilling and service revenue, which was about 17% of the Company’s total revenue.

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2007 and 2006

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

Under the Wind Mill agreement the Company is reimbursed for administrative salaries and receives revenue for Wind Mill’s use of the Company’s production equipment and employees. For the period from December 23, 2005 to April 30, 2006 the Company received salary reimbursements of $276,491 and drilling and service revenue of $153,096. From May 1, 2006 to April 30, 2007 the Company received $353,640 of salary reimbursement and $534,944 of drilling and service revenue.

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

Litigation

Wind City put back their 2,900,000 shares of stock in August 2006. Reimbursement for certain salaried employees and revenue for providing labor and equipment was stopped by Wind City in September 2006. In October 2006 Wind City was advised that the stock repurchase request could not be effective because they had not timely exercised the right under the terms of the contract. As a result, in November 2006 Wind City filed a lawsuit against the Company in New York. On December 21, 2006 the proceedings were stayed to put the case before arbitration in Tennessee to determine if the operating agreement was properly terminated, thus triggering the obligation on Miller’s part to repurchase the stock. It is expected that arbitration will take place in December 2007 or January 2008. Miller has filed a counterclaim against Wind City for causing it damages in the amount of $13,000,000 due to its attempt to terminate the LLC without a proper basis and for breach of the contracts. Wind City has likewise filed a claim against Miller for breach of contract, asserting damages in the amount of $10,000,000.

As of this date there has been no discovery in the arbitration and at this early stage of the dispute Management is unable to assess the likelihood of an adverse outcome, or the likely range of damages that might be awarded in the event of an adverse verdict. Accordingly, no provision for loss, if any, is reflected in these consolidated financial statements.

NOTE 3 - STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

	2007	2006
CASH PAID FOR:
Interest	$53,247	$364,625
Loan fees and cost		553,524

NON-CASH FINANCING ACTIVITIES:
Financing costs from issuance of warrants	96,694	436,392
Common stock issued for services	380,304	2,143,000
Deferred Offering Cost		88,842

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2007 and 2006

NOTE 4 - OIL AND GAS PROPERTIES - PIPELINE FACILITIES

The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs carrying and retaining unproved properties are expensed. The Company amortizes the oil and gas properties using the unit-of-production method based on total proved reserves. The Company capitalized $475 and $335,905 of oil and gas properties for the years ended April 30, 2007 and 2006, respectively, and recorded $114,986 and $275,213 of amortization expense for the years ended April 30, 2007 and 2006, respectively.

NOTE 5 - LONG-TERM DEBT

The Company had the following debt obligations at   April 30, 2007 and April 30 2006

	2007	2006
Note payable to American Fidelity Bank secured by a trust deed on property, bearing interest at prime, due in monthly payments of $2,500, with the final payment due in August 2008	$344,114	$340,534

Note payable to Jade Special Strategy, LLC, unsecured, dated March 7, 2007, bearing interest based on a sliding scale approximating 120% and due September 4, 2007	110,000

Note payable to Jade Special Strategy, LLC, unsecured, dated April 17, 2007, bearing interest based on a sliding scale approximating 120% and due Oct. 15, 2007	40,000

Note payable to Herman Gettlefinger, unsecured, dated February 21, 2007, bearing interest at 11%, and due March 21, 2007	42,000

Note payable to Sharon Miller, unsecured, dated January 7, 2007 to April 11, 2007, bearing interest at 11%, due on demand	72,500

Note payable to Petro Capital Securities, unsecured, dated May 24, 2007 bearing interest at 10%, and due June 30, 2008	35,000

Total Notes Payable	$643,614	$340,534
Less current maturities	316,734	16,636
Notes Payable - Long-term	$326,880	$323,898

 NOTE 6 - RELATED PARTY TRANSACTIONS

At April 30, 2007 and 2006 the Company has an account receivable from Wind Mill in the amount of $177,023 and $294,038, respectively; and an account receivable from Herman Gettlefinger, a member of the board of directors, and his wife in the amount of $3,676 and $53,062, respectively. The Company also received salary reimbursement and compensation from Wind Mill as discussed in Note 2.

For the year ended April 30, 2006 the Company issued, as compensation, 500,000 shares of common stock to the Company’s President, Ernest Payne, and 400,000 shares of common stock to a consultant, Scott Boruff, the son-in law of the Company’s CEO, Deloy Miller.

The Company had a note payable to Sharon Miller (wife of Deloy Miller, majority stockholder) for $72,500 and a note payable to Herman Gettlefinger for $42,000 at April 30, 2007. These notes are included in current liabilities.

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2007 and 2006

NOTE 7 - ASSET RETIREMENT OBLIGATION

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

The changes in the Company’s liability for the years ended April 30, 2005 and 2006 as follows:

Asset retirement obligation as of April 30, 2005	$15,196
Accretion expense for 2006	2,353
Asset retirement obligation as of April 30, 2006	17,549
Accretion expense for 2007	16,000
Asset retirement obligation as of April 30, 2007	$33,549

NOTE 8 - ASSET IMPAIRMENT - PLUGGED AND ABANDONED WELLS

In connection with the assignment of leases to Wind Mill as discussed in Note 2, management assessed the remaining oil and gas properties and determined that $624,222 of well and lease cost should be written off as impaired at June 30, 2006.

NOTE 9 - INCOME TAXES

The Company provides deferred income tax assets and liabilities using the liability method for temporary differences between book and taxable income.

A reconciliation of the statutory U. S. Federal income tax and the income tax provision included in the accompanying consolidated statements of operations is as follows:

	2007	2006
Current Year Addition:
Federal statutory rate	34%	34%
Federal tax benefit at statutory rate	$520,000	$1,220,000
State income tax, net of benefit	68,700	126,000
Stock compensation	(128,000)	(93,000)
Stock warrants	(34,100)	(126,000)
	426,600	1,127,000
Increase in valuation allowance	(426,600)	(1,127,000)

Increase in deferred tax asset and valuation allowance	$0	$0

Cumulative Tax Benefit:
Net operating loss carryforward	$2,964,600	$2,452,000
Stock warrants	40,000	125,000
Valuation allowance	(3,004,600)	(2,578,000)

Net deferred tax benefit	$0	$0

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2007 and 2006

NOTE 9 - INCOME TAXES (Continued)

The Company recorded a valuation allowance at April 30, 2007 and 2006 equal to the excess of deferred tax assets over deferred tax liabilities, as management is unable to determine that these tax benefits are more likely than not to be realized.

The Company had available, to offset taxable income, cumulative net operating loss carry forwards arising from the periods since the year ended April 30, 1997 of approximately $7,775,000 at April 30, 2007. The carry forwards begin expiring in 2012.

NOTE 10 - STOCKHOLDERS’ EQUITY

For the year ended April 30, 2007, no shares were issued. The Company issued 480,000 warrants in connection with the Prospect / Petro loan at an average exercise price of $1.15 per share during the year ended April 30, 2007. On April 30, 2007 the Company engaged consultants to assist in the unwind of the Wind City agreement (note 2) in exchange for options to acquire 5,000,000 shares of the Company’s common stock. The options are to be issued upon board approval of the services and are exercisable at $0.21 per share. Additionally, the Company issued 200,000 warrants in connection with borrowings in March and April of 2007 at an average exercise price of $0.29 per share. , In 2006 the Company issued 1,200,000 warrants in connection with the Prospect / Petro loan at an average exercise price of $0.61 per share.

For the year ended April 30, 2006 the Company issued 2,050,000 free-trading common shares of stock for services valued at $2,143,000 and issued 2,920,000 free-trading common shares of stock for $4,360,000 of cash

Additionally, the Company has warrants and options outstanding from prior periods. All warrants must be adjusted in the event of any forward or reverse split of outstanding common stock. The warrants have no voting rights or liquidation preferences, unless exercised in accordance with the particular warrant.

Prior to adoption of SFAS 123R, the fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal year 2006: 50% volatility, two and a half year life, zero dividend yield, and risk-free interest rate of 4.50%.

Information regarding the options and warrants at April 30, 2007 and 2006 is as follows:

	2007			2006
	Weighted Shares	Average Exercise Price		Weighted Shares	Average Exercise Price
Options outstanding,
beginning of year	1,550,000		$0.81	540,000	$1.30
Options canceled	200,000		2.00	170,000	1.01
Options exercised	-		-	20,000	0.50
Options granted	5,705,000.53			1,200,000	0.61
Options outstanding,
end of year	7,055,000		$.38	1,550,000	$0.81
Options exercisable,
end of year	2,055,000		$0.77	1,550,000	$0.81
Option price range,
end of year		$$	0.21 to $1.15		$0.50 to 1.12
Option price range,
exercised shares			n/a		n/a
Options available for grant
at end of year					n/a
Weighted average fair value of
options granted during the year			$0.23		1.12

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2007 and 2006

NOTE 11 - CONTINGENCIES

In addition to the contingency discussed in note 2 regarding the Wind City litigation, the Company’s activities are subject to federal, state and local laws and regulations governing environmental quality and pollution control in the United States. The company cannot predict what effect future regulations or legislation, enforcement policies, and claims for damages to property, employees, other persons and the environment resulting from the Company’s operations could have on its activities. Although no assurances can be made, the Company’s management believes that absent the occurrence of an extraordinary event, compliance with existing laws, rules and regulations regulating the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon the Company’s financial position.

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

NOTE 13 - SUBSEQUENT EVENTS

Notes Payable to Jade Special Strategies, LLC

On August 2, 2007 the Company borrowed an additional $65,000 from Special Strategies, LLC bearing interest based on a sliding scale approximating 120%, due October 30, 2007. As part of this borrowing, upon closing the Company issued 100,000 shares of restricted common stock to Jade Special Strategies, LLC.

NOTE 14 - S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited)

(1) Capitalized Costs Relating to Oil and Gas Producing Activities at April 30, 2007 and 2006 are as follows:

	2007	2006
Proved oil and gas properties and related lease equipment
Developed	$2,783,855	$2,776,181
Non-developed		7,199
	2,783,855	2,783,380
Accumulated depreciation and depletion	(1,258,830)	(1,206,430)
Net Capitalized Costs	$1,525,025	$1,576,950

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2007 and 2006

NOTE 14 - S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited) (Continued)

(2)  Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

	2007	2006
Acquisition of Properties Proved and Unproved	$-	$-
Exploration Costs	-	-
Development Costs	474	335,905
Total	$474	$335,905

(3)  Results of Operations for Producing Activities

	2007	2006
Production revenues	$509,742	$810,607
Production costs	56,072	89,167
Depreciation and amortization	144,496	275,313
Results of operations for producing activities
(excluding corporate overhead and interest costs)	$309,174	$446,127

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

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2007 and 2006

NOTE 14 - S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited) (Continued)

	Oil (Bbls)	Gas (Mcf)
Proved reserves
Balance, April 30, 2005	93,825	1,249,566
	-
Revisions of previous estimates	3,084	(207,922)
Production	(5,630)	(60,914)

Balance, April 30, 2006	91,279	980,730
Discoveries and extensions
Revisions of previous estimates	(25,337)	(224,155)
Productions	(4,898)	(54,765)

Balance, April 30, 2007	61,044	701,810

Proved developed producing
reserves at April 30, 2007	48,591	624,404

Proved developed producing
reserves at April 30, 2006	58,188	686,580

In addition to the proved developed producing oil and gas reserves reported in the geological and engineering reports, the Company holds ownership interests in various proved undeveloped properties. The reserve and engineering reports performed for the Company were by Netherland Sewell and Associates, Inc. for the years ended April 30, 2007 and April 30, 2006. Although wells have been drilled and completed in each of these four properties, certain production and pipeline facilities must be installed before actual gas production will be able to commence. The most recent development plan for these properties indicates that facilities installation and commencement of production as soon as possible. However, such timing as well as the actual financing arrangements that will be secured by the Company is uncertain at this time.

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company’s proved developed reserves for the years ended April 30, 2007 and 2006. Estimated future cash flows were based on independent reserves evaluation from Netherland Sewell & Associates, Inc. for the years ended April 30, 2007 and April 30, 2006. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at April 30, 2007 and 2006, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company’s recoverable reserves or in estimating future results of operations.

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The average prices used at April 30, 2007 and 2006 were $55.77 and $61.75 per barrel of oil and $7.15 and $6.94 per Mcf gas, respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

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

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2007 and 2006

NOTE 14 - S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Unaudited) (Continued)

The future net revenue information assumes no escalation of costs or prices, except for gas sales made under terms of contracts which include fixed and determinable escalation. Future costs and prices could significantly vary from current amounts and, accordingly, revisions in the future could be significant.

Standardized measures of discounted future net cash flows at April 30, 2007 and 2006 are as follows:

	2007	2006
Future cash flows	$8,422,828	$12,208,700
Future production costs and taxes	(2,402,638)	(1,761,100)
Future development costs	(13,900)	(160,500)
Future income tax expense	(1,861,950)	(3,189,000)
Future cash flows	4,144,340	7,098,100
Discount at 10% for timing of cash flows	(2,144,700)	(3,965,360)
Discounted future net cash flows
from proved reserves	$1,999,640	$3,132,740

Of the Company’s total proved reserves as of April 30, 2007 and 2006, approximately 83% and 57%, respectively, were classified as proved developed producing, 17% and 31%, respectively, were classified as proved developed non-producing and 0% and 12%, respectively, were classified as proved undeveloped. All of the Company’s reserves are located in the continental United States.

The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves for April 30, 2007 and 2006.

	April 30,
	2007	2006
Balance, beginning of year	$3,132,740	$3,480,636

Sales, Net of production costs and taxes	(453,670)	(721,440)

Changes in prices and production costs	1,008,950	1,358,851
Revisions of quantity estimates	(3,015,904)	(1,251,928)
Development costs incurred	474	335,905
Net changes in income taxes	1,327,050	(69,284)

Balances, end of year	$1,999,640	$3,132,740

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

Internal Control over Financial Reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we are responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). During our most recent fiscal year ended April 30, 2007, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to affect, our internal control over financial reporting.

Item 8B  Other Information

None.

PART III

Item 9  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table shows the names, ages and positions held by our executive officers, directors and significant employees.

Name	Age	Position
Deloy Miller	60	Director and Chief Executive Officer
Ernest Payne	60	President
Lyle H. Cooper	64	Chief Financial Officer
Gary Bible	57	Vice President of Geology
Teresa Cotton	44	Secretary and Treasurer
Charles M. Stivers	45	Director
Herman E. Gettlefinger	74	Director

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

Ernest Payne was appointed President on in August 2003 . Mr. Payne rejoined the Miller Team after serving as Project Manager and Superintendent for Youngquist Brothers of Fort Myers, Florida from early 1994 through May of 2001. Mr. Payne has 20 years experience in oil and gas well design and stimulations as well as supervising the operation of drilling and workover rigs. He earned a B.S. in engineering at Tennessee Technological University. He originally joined Miller in the early 70's and was the general manager for 17 years. He directed the operation of 18 drilling and workover rigs. In the mid 1980's he formed his own company and managed large drilling jobs in Florida and Puerto Rico until joining Youngquist.

Lyle H. Cooper was appointed Chief Financial Officer on January 20, 2006. Mr. Cooper owns a private CPA firm where since 1991 he has specialized in providing accounting, auditing, tax and SEC related services. During 2002 and 2003 he served as Secretary of Aurora Lighting Inc., an inventor and manufacturer of electronic ballasts. In 2003 and 2004 Mr. Cooper participated as principal in an oil drilling venture in Clinton County, Kentucky.

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

Audit Committee Financial Expert

We have an audit committee consisting of Deloy Miller, Herman Gettelfinger and Charles Stivers. Our board of directors has determined that Mr. Stivers is an “audit committee financial expert” based on his qualification as a certified public accountant and his prior experience. Mr. Stivers is a member of the Board and is not independent.

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

Code of Ethics

We have adopted a Code of Conduct that applies to our President, Chief Executive Officer, Chief Accounting Officer or Controller and any other persons performing similar functions. Our Code of Conduct is attached as an exhibit to our annual report on Form 10-KSB for the year ended April 30, 2004. Copies of our Code of Conduct may be obtained without charge by written request to our Secretary, Teresa Cotton, at Miller Petroleum, Inc., 3651 Baker Highway, Huntsville, TN 37756.

Item 10  Executive Compensation

Summary Compensation Table

The following table sets forth information for the periods indicated concerning compensation paid to our Chief Executive Officer and each of our other executive officer who received the highest compensation for services rendered to us with respect to 2007.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Deloy Miller Chief Executive Officer	2007	$200,000	0	0	0	0	0	0	$200,000

We have a three-year contract with our President beginning February 21, 2006. In connection with this contract, the President was issued 500,000 shares of common stock.

Our Company has no plans or arrangements in respect to remuneration received or that may be received by named executive officers of our Company in fiscal year 2006 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors and executive officers.

Compensation of Directors

Directors receive an annual fee for Board service of $0 as compensation as well as attendance fees of $500 for each meeting of the Board attended in person and $0 for each meeting attended by telephone. No attendance fees were paid to directors for the fiscal year ended April 30, 2007.

Item 11  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 7, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of our common stock, (ii) each of our directors and each of our named executive officers and (iii) officers and directors as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and is not necessarily indicative of beneficial ownership for any other purpose. Shares of Common Stock that a person has a right to acquire within 60 days are deemed outstanding for purposes of computing the percentage ownership of that person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. We based our calculations of the percentage owned on 14,366,856 shares outstanding on August 7, 2007.

Except as otherwise indicated, each director and named executive officer (1) has sole investment and voting power with respect to the securities indicated or (2) shares investment and/or voting power with that individual’s spouse. The address of each director and named executive officer listed in the table below is c/o Miller Petroleum, Inc. 3651 Baker Highway, Huntsville, Tennessee 37756 .

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Directors and Officers
Deloy Miller	4,090,343		28.5%
Ernest Payne	605,000	(1)	4.2%
Charles M. Stivers	20,000		*
Herman E. Gettelfinger	342,901	(2)	2.4%
All directors and executive officers (6 persons)	5,058,244	(3)	34.9%

Beneficial Owner of More Than 5%
Prospect Energy Corporation	1,680,000	(4)	11.69%
Wind City Oil & Gas LLC	2,900,000		20.18%

* Represents less than 1% of our outstanding common stock.

(1) Includes 75,000 shares issuable upon the exercise of presently exercisable stock options.

(2) Includes 50,000 shares issuable upon the exercise of presently exercisable stock options and 100,000 shares held by Mr. Gettelfinger’s spouse.

(3) Includes 125,000 shares issuable upon the exercise of presently exercisable stock options.

(4) Represents 1,680,000 shares issuable upon the exercise of presently exercisable warrants.

Item 12  Certain Relationships and Related Transactions

At April 30, 2007 the Company had an account receivable from Wind Mill in the amount of $177,023 and an account receivable from Herman Gettlefinger, a member of the board of directors, and his wife in the amount of $3,676 and $53,062, respectively. From May 1, 2006 to April 30, 2007 the Company received $353,640 of salary reimbursement and $534,944 of drilling and service revenue from Wind Mill.

The Company had a note payable to Sharon Miller (wife of Deloy Miller, majority stockholder) for $72,500 and a note payable to Herman Gettlefinger for $42,000 at April 30, 2007. These notes are included in current liabilities.

Other than the transactions disclosed above, there have been no material transactions, series of similar transactions or currently proposed transactions, to which we, or any of our subsidiaries was or is to be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of our total assets at year end for the last three completed fiscal years and in which any director or executive officer or any security holder who is known to us to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13  Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

Item 14  Principal Accountants Fees and Service

The aggregate fees we paid to Rodefer Moss & Company, PLLC for the years ended April 30, 2007 and 2006 were as follows:

	2007	2006
Audit Fees	$31,000	$82,734
Audit-Related Fees	—	—
Total Audit and Audit-Related Fees	31,000	82,734

Tax Fees	—	—
All Other Fees	—	—
Total	$31,000	$82,734

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

Dated: August 15, 2007

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Deloy Miller	Chairman of the Board of Directors, and	August 13, 2007
Deloy Miller	Chief Executive Officer

/s/ Lyle H. Cooper	Chief Financial Officer	August 13, 2007
Lyle H. Cooper

/s/ Charles M. Stivers	Director	August 13, 2007
Charles M. Stivers

/s/ Herman E. Gettelfinger	Director	August 13, 2007
Herman E. Gettelfinger