Form 10QSB
period 2007-07-31
MILLER PETROLEUM INC
filed 2007-09-19
CIK 785968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended July 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _______________ to ________________

Commission File No. 33-2249-FW

MILLER PETROLEUM, INC.

(Exact name of small business issuer as specified in its Charter)

TENNESSEE	62-1028629
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
Incorporation or organization)

3651 Baker Highway
Huntsville, Tennessee, 37756
(Address of principal executive offices)

(423) 663-9457
Issuer’s telephone number

N/A
__________________________________________________________________
(Former name, former address and former fiscal year if changed from last report.)

Check whether issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐ NO ☒

As of July 31, 2007, the registrant had a total of 14,366,856 shares of Common Stock, $0.00001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

MILLER PETROLEUM, INC.
Form 10-QSB
For the Quarter Ended July 31, 2007

MILLER PETROLEUM, INC.
Condensed Consolidated Balance Sheets

	July 31, 2007	April 30, 2007
	Unaudited
ASSETS

CURRENT ASSETS

Cash	$	$
Accounts receivable	97,862		67,276
Accounts receivable - related parties	188,961		180,699
Note receivable	7,900		7,900
Inventory	114,647		114,691

Total Current Assets	409,370		370,566

FIXED ASSETS

Machinery	912,592		912,592
Vehicles	328,474		344,427
Buildings	315,835		315,835
Office equipment	30,083		30,083
	1,586,984		1,602,937
Less: accumulated depreciation	(871,145)		(862,717)

Net Fixed Assets	715,839		740,220

OIL AND GAS PROPERTIES
(On the basis of successful efforts accounting)	1,431,658		1,462,439

PIPELINE FACILITIES	178,509		181,597

OTHER ASSETS
Investment in joint venture at cost	801,319		801,319
Land	496,500		496,500
Investments	500		500
Well equipment and supplies	427,948		427,948
Cash - restricted	83,000		83,000

Total Other Assets	1,809,267		1,809,267

TOTAL ASSETS	$4,544,643		$4,564,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLER PETROLEUM, INC.
Condensed Consolidated Balance Sheets

	July 31, 2007	April 30, 2007
	Unaudited
LIABILITIES, TEMPORARY EQUITY
AND PERMANENT STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Bank overdraft	$31,998	$16,933
Accounts payable - trade	399,554	276,783
Accounts payable - related parties	140,804	88,809
Accrued expenses	124,079	93,874
Notes payable - related parties	269,935	114,500
Current portion of notes payable	230,934	202,234

Total Current Liabilities	1,197,304	793,133

LONG-TERM LIABILITIES

Notes payable - other	323,000	326,880

Total Long-term Liabilities	323,000	326,880

TEMPORARY EQUITY
Common stock, subject to put rights, 2,900,000 shares	4,350,000	4,350,000

PERMANENT STOCKHOLDERS’ DEFICIT

Common stock, 500,000,000 shares authorized at $0.00001 par value, 11,466,856 shares issued and outstanding	1,146	1,146
Additional paid-in capital	7,936,724	7,936,724
Unearned compensation	(1,495,345)	(1,587,033)
Accumulated deficit	(7,768,186)	(7,256,761)

Total Stockholders’ Deficit	(1,325,661)	(905,924)

TOTAL LIABILITIES, TEMPORARY EQUITY
AND PERMANENT STOCKHOLDERS’ DEFICIT	$4,544,643	$4,564,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLER PETROLEUM, INC.
Condensed Consolidated Statements of Operations
 (UNAUDITED)

	For the Three Months Ended July 31, 2007	For the Three Months Ended July 31, 2006
REVENUES
Oil and gas revenue	$136,198	$134,350
Service and drilling revenue	72,908	397,568

Total Revenue	209,106	531,918

COSTS AND EXPENSES

Cost of oil and gas revenue	14,982	14,779
Cost of service and drilling revenue	171,187	354,509
Selling, general and administrative, net of joint venture reimbursements of $0 and $217,364, respectively	447,929	223,239
Depreciation, depletion and amortization	51,869	42,278

Total Costs and Expenses	685,967	634,805

LOSS FROM OPERATIONS	(476,861)	(102,887)

OTHER INCOME (EXPENSE)
Interest income	89	52
Interest expense	(34,653)	(4,362)
Penalty warrants		(24,000)

Total Other Income (Expense)	(34,564)	(28,310)

NET INCOME (LOSS)	$(511,425)	$(131,197)

BASIC AND DILUTED - LOSS PER SHARE	$(0.04)	$(0.01)

BASIC AND DILUTED - SHARES OUTSTANDING	14,366,856	14,366,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLER PETROLEUM, INC.
Condensed Consolidated Statement of Stockholders' Deficit
 (UNAUDITED)

	Common Shares	Shares Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total
Balance, May 1, 2007	11,466,856	$1,146	$7,936,724	$(1,587,033)	$(7,256,761)	$(905,924)

To reflect compensation earned for the quarter ended July 31, 2007				91,688		91,688

Net loss for the quarter ended July 31, 2007					(511,425)	(511,425)

Balance, July 31, 2007	11,466,856	$1,146	$7,936,724	$(1,495,345)	$(7,768,186)	$(1,325,661)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLER PETROLEUM, INC.
Condensed Consolidated Statement of Cash Flows
 (UNAUDITED)

	For the Three Months Ended July 31, 2007		For the Three Months Ended July 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss		$(511,425)		$(131,197)

Depreciation, depletion and amortization		51,869		42,278

Adjustments to Reconcile Net Loss to
Net Cash Provided (Used) by Operating Activities:
Gain on sale of equipment
Issuance of stock for services		91,688		94,941
Warrant cost				24,000
Changes in Operating Assets and Liabilities:
Accounts receivable		(38,848)		244,353
Inventory		44		(9,756)
Bank overdraft		15,065		(27,253)
Unbilled service and drilling cost				76,944
Accounts payable		174,766		(197,901)
Accrued expenses		30,205		12,383

Net Cash Provided (Used) by Operating Activities		(186,636)		128,792

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment				(57,618)
Proceeds from sale of equipment		6,381		11,350

Net Cash Provided (Used) by Investing Activities		6,381		(46,268)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable		(72,945)		(3,423)
Proceeds from borrowing		253,200
Proceeds from collections on note receivable				35,100

Net Cash Provided by Financing Activities		180,255		31,677

NET INCREASE IN CASH		0		114,201

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		0		0

CASH AND CASH EQUIVALENTS, END OF PERIOD		$0		$114,201

CASH PAID FOR
INTEREST		$11,625		$4,362
INCOME TAXES	$		$

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLER PETROLEUM, INC.
Notes to the Condensed Consolidated Financial Statements
(UNAUDITED)

(1) INTERIM REPORTS / GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to successive losses for three years, declining revenues, a net loss of $511,425 for the quarter ended July 31, 2007, and a deficit in net equity of $1,325,661 as of July 31, 2007, the Company was informed on August 30, 2006 by Wind City Oil & Gas, LLC that it planned to exercise a put option as of September 30, 2006 to require the company to redeem the stock in the amount of $4,350,000. Management believes that the Company will therefore need total additional financing of approximately $5,000,000 to effect the repurchase and continue to operate as planned during the nine month period subsequent to July 31, 2007. These conditions, along with the Company being in default on two notes, raise substantial doubt about the Company’s ability to continue as a going concern.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 2007 Annual Report on Form 10-KSB. The results of operations for the period ended July 31, 2007 are not necessarily indicative of operating results for the full year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.

(2) PARTICIPANT RECEIVABLES AND RELATED PARTY RECEIVABLES

Participant and related party receivables consist of receivables contractually due from our various joint venture partners in connection with routine exploration, betterment and maintenance activities. Our collateral for these receivables generally consists of lien rights over the related oil producing properties at both April 30, 2007 and July 31, 2007. Approximately $179,000 included in the balance sheet among Participant Receivables is due from Wind Mill Oil & Gas, LLC, a related party. See Note 4 regarding the status of the Wind Mill Joint Venture.

(3) LONG-TERM DEBT, WARRANTS, LOAN FEES AND RESTRICTED CASH

The Company had the following debt obligations at July 31, 2007 and April 30, 2007

	July 31, 2007	April 30, 2007
Notes Payable - Related Parties:

Note payable to Deloy Miller, secured by equipment and truck titles, interest at 10.752%, due October 18, 2007	$150,200	$

Note payable to Herman Gettlefinger, unsecured, dated February 21, 2007 bearing interest at 11% and due November 1, 2007	42,000		42,000

Note payable to Sharon Miller, Unsecured, dated April 5, 2007 to May 17, 2007, bearing interest at 11%, due November 1, 2007	77,735		72,500
	269,935		114,500
Notes Payable - Other

Note payable to American Fidelity Bank, secured by a trust deed on property, bearing interest at prime, due in monthly payments of $2,500, with the final payment due in August 2008	343,934		344,114

Note payable to Jade Special Strategy, LLC, unsecured, dated March 7, 2007, bearing interest based on a sliding scale approximating 120% and due September 4, 2007, the note is in default	110,000		110,000

Note payable to Jade Special Strategy, LLC, unsecured, dated April 17, 2007, bearing interest based on a sliding scale approximating 120% and due October 15, 2007	40,000		40,000

MILLER PETROLEUM, INC.
Notes to the Condensed Consolidated Financial Statements
(UNAUDITED)

(3) LONG-TERM DEBT, WARRANTS, LOAN FEES AND RESTRICTED CASH (CONTINUED)

Note payable to Petro Capital Securities, unsecured, dated May 24, 2007, bearing interest at 10% and due June 30, 2008	35,000	35,000

Note payable to Delta Producers, dated June 20, 2007, due July 20, 2007, with interest at 11%, the note is in default	25,000

	553,934	529,114

Total Notes Payable	823,869	643,614
Less current maturities on related party notes payable	269,935	114,500
Less current maturities on other notes payable	230,934	202,234
Notes Payable - Long-term	323,000	326,880

(4) WIND MILL OIL& GAS, LLC JOINT VENTURE

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

Under the Wind Mill agreement the Company is reimbursed for administrative salaries and receives revenue for Wind Mill’s use of the Company’s production equipment and employees. Reimbursements and revenues from Wind Mill were as follows:

For the period from December 23, 2005 to April 30, 2006 the Company received salary reimbursements of $276,491 and drilling and service revenue of $153,096. From May 1, 2006 to April 30, 2007 the Company received $353,640 of salary reimbursements and drilling and service revenue of $534,944. From May 1, 2007 to July 31, 2007 the company received no salary reimbursements or service and drilling revenue.

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

MILLER PETROLEUM, INC.
Notes to the Condensed Consolidated Financial Statements

(4) WIND MILL OIL& GAS, LLC JOINT VENTURE (CONTINUED)

Litigation

Wind City requested to put back their 2,900,000 shares of stock in August 2006. Reimbursement for certain salaried employees and revenue for providing labor and equipment was stopped by Wind City in September 2006. In October 2006 Wind City was advised that the stock repurchase request could not be effective because they had not timely exercised the right under the terms of the contract. As a result, in November 2006 Wind City filed a lawsuit against the Company in New York. On December 21, 2006 the proceedings were stayed to put the case before arbitration in Tennessee to determine if the operating agreement was properly terminated, thus triggering the obligation on Miller’s part to repurchase the stock. It is expected that arbitration will take place in December 2007 or January 2008. Miller has filed a counterclaim against Wind City for causing it damages in the amount of $13,000,000 due to its attempt to terminate the LLC without a proper basis and for breach of the contracts. Wind City has likewise filed a claim against Miller for breach of contract, asserting damages in the amount of $10,000,000.

As of this date there has been no discovery in the arbitration and at this early stage of the dispute Management is unable to assess the likelihood of an adverse outcome, or the likely range of damages that might be awarded in the event of an adverse verdict. Accordingly, no provision for loss, if any, is reflected in these consolidated financial statements.

(5) STOCKHOLDERS’ EQUITY

Penalty warrants for 120,000 common shares at a price of $1.15 per share, and a five-year term were issued during the three months ended July 31, 2007. The warrants were valued at $0.

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. Since the Company had a net loss for the three month periods ended July 31, 2007 and 2006, and for the year ended April 30, 2007, the assumed effects from the exercise of outstanding options and warrants would have been anti-dilutive, and, therefore only basic earnings per share is presented.

(6) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than fifty percent (50%) likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 did not have a material affect on our financial position and results of operations.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for the Company’s fiscal year 2007 annual financial statements. The adoption of SAB 108 did not have an impact on our financial position, results of operations or cash flows.

MILLER PETROLEUM, INC.
Notes to the Condensed Consolidated Financial Statements

(6) RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

Item 2 Management’s Discussion and Analysis of Financial Condition and Plan of Operations

Introduction

The following discussion is intended to facilitate an understanding of our business and results of operations and includes forward-looking statements that reflect our plans, estimates and beliefs. It should be read in conjunction with our audited consolidated financial statements and the accompanying notes to the consolidated financial statements contained in Form 10-KSB for the year ended April 30, 2007. Our actual results could differ materially from those discussed in these forward-looking statements.

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

Wind City requested to put back their 2,900,000 shares of stock in August, 2006. Reimbursement for certain salaried employees and revenue for providing labor and equipment was stopped by Wind City in September 2006. In October 2006, Wind City was advised that the stock repurchase request could not be effective because they had not timely exercised the right under the terms of the contract. As a result, in November 2006, Wind City filed a lawsuit against us in New York. On December 21, 2006 the proceedings were stayed to put the case before arbitration in Tennessee, to determine if the Operating Agreement was properly terminated, thus triggering an obligation on Miller’s part to repurchase the stock. It is expected that the arbitration will take place in December 2007 or January 2008. Miller has filed a counterclaim against Wind City for causing it damages in the amount of $13,000,000 due to its attempt to terminate the LLC without a proper basis and for breach of the contracts. Wind City has likewise filed a claim against Miller for breach of contract, asserting damages in the amount of $10,000,000.

Indicative of these proceedings, we recognize a continued opportunity to fully develop the mentioned properties. We have greatly benefited from drilling in the LLC for the continued development of producing properties and discovery of the Koppers South gas field.

Results of Operations

For the Three Months Ended	July 31, 2007	July 31, 2006	Increase(Decrease) 2006 to 2007
REVENUES

Oil and gas revenue	$136,198	$134,350	$1,848
Service and drilling revenue	72,908	397,568	(324,660)

Total Revenue	209,106	531,918	(322,812)

COSTS AND EXPENSES

Cost of oil and gas revenue	14,982	14,779	203
Cost of service and drilling revenue	171,187	354,509	(183,322)
Selling, general and administrative	447,929	223,239	224,690
Depreciation, depletion and amortization	51,869	42,278	9,591

Total Costs and Expenses	685,967	634,805	51,162

INCOME (LOSS) FROM OPERATIONS	(476,861)	(102,887)	(373,974)

OTHER INCOME (EXPENSE)

Interest income	89	52	37
Interest expense	(34,653)	(4,362)	(30,291)
Interest expense and financing cost		(24,000)	24,000

Total Other Income (Expense)	(34,564)	(28,310)	(6,254)

NET INCOME (LOSS)	$(511,425)	$(131,197)	$(380,228)

Revenue

Oil and gas revenue was $136,198 for the three months ended July 31, 2007 as compared to $134,350 for the three months ended July 31, 2006, an increase of $1,848. This increase resulted from a minor increase in production.

Service and drilling revenue was $72,908 for the three months ended July 31, 2007 as compared to $397,568 for the three months ended July 31, 2006, a decrease of $324,660. This decrease resulted from the fact that all of the drilling for 2007 was performed in the Wind Mill Joint Venture and the construction of certain equipment for the joint venture.

Cost and Expense

The cost of oil and gas revenue was $14,982 for the three months ended July 31, 2007 as compared to $14,779 for the three months ended July 31, 2006, an increase of $203. This increase resulted from a minor increase in production.

The cost of service and drilling revenue was $171,187 for the three months ended July 31, 2007 as compared to $354,509 for the three months ended July 31, 2006, a decrease of $183,322. This decrease is due to the fact that all of the drilling for 2007 was performed in the Wind Mill Joint Venture and the construction of certain equipment for the joint venture. The service and drilling cost is in excess of service and drilling revenue due to the fact that a number of employees were retained in anticipation of expected financing to begin a new drilling program.

Selling, general and administrative expense was $447,929 for the three months ended July 31, 2007 as compared to $223,239 for the three months ended July 31, 2006, an increase of $224,690. This increase resulted from the cessation of salary reimbursements from the Wind Mill Joint Venture, which were $217,364 for the three months ended July 31, 2006.

Depreciation, depletion and amortization expense was $51,869 for the three months ended July 31, 2007 as compared to $42,278 for the three months ended July 31, 2006, an increase of $9,591. This increase resulted from an increase in the amount of amortization due to declining reserves.

Interest expense was $34,653 for the three months ended July 31, 2007 as compared to $4,362 for the three months ended July 31, 2006, an increase of $30,291. This increase resulted from additional borrowings in 2007.

Liquidity

Cash used by operating activities was $186,636 for the three months ended July 31, 2007, a reduction of $315,428 from cash provided by operating activities for the three months ended July 31, 2006 of $128,792. Our principal source of liquidity has been oil and gas revenues, loans from related parties and directors, private placement transactions of our common stock, and participation with investors in various oil and gas wells.

On December 23, 2005 we entered into the Wind Mill Oil & Gas LLC Agreement (“Wind Mill”) and also sold 2,900,000 shares of common stock to Wind City Oil & Gas, LLC (“Wind City”) for $4,350,000. These funds were used to pay off the $4,150,000 of loans and to provide some working capital. Wind City also contributed $10,000,000 to Wind Mill and we contributed oil and gas leases as part of the Wind Mill agreement. For the three months ended July 31, 2006 we received $217,364 of administrative salary reimbursements and revenue of $314,527 for various labor, parts and use of equipment. For the three months ended July 31, 2007 we received no salary reimbursements or reimbursements for equipment, parts and labor.

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

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

As discussed in Note 4 to the financial statements, we are involved in litigation with Wind City Oil & Gas, LLC and Wind Mill Oil & Gas, LLC. See Note 4 for details of this litigation.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3  Defaults Upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Security Holders

None

Item 5 Other Information

  None

Item 6 Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLER PETROLEUM, INC.

Date: September 19, 2007	By:	/s/ Deloy Miller
Deloy Miller Chief Executive Officer, principal executive officer

Date: September 19, 2007	By:	/s/ Lyle H. Cooper
Lyle H. Cooper Chief Financial Officer, principal financial and accounting officer