Form 10QSB
period 2007-10-31
MILLER PETROLEUM INC
filed 2007-12-21
CIK 785968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

As of December 15, 2007, the Registrant had a total of 14,466,856 shares of Common Stock, $.0001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

Miller Petroleum, Inc.
Form 10-QSB
For the Quarter Ended October 31, 2007
Table of Contents

PART 1-FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of October 31, 2007 (Unaudited)
	and April 30, 2007	3-4

	Condensed Consolidated Statements of Operations for the Three Months
	Ended October 31, 2006 and 2007 (Unaudited) and the Six Months Ended
	October 31, 2006 and 2007 (Unaudited)	5

	Condensed Consolidated Statement of Stockholders’ Deficit for the Six Months
	Ended October 31, 2007 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended
	October 31, 2006 and 2007 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 6.	Exhibits	17

SIGNATURES		18

MILLER PETROLEUM, INC.
Consolidated Balance Sheets

	October 31	April 30
	2007	2007
	Unaudited
ASSETS
CURRENT ASSETS

Cash	$	$
Accounts receivable	107,852	67,276
Accounts receivable – related parties	208,055	180,699
Note receivable	7,900	7,900
Inventory	150,616	114,691
Total Current Assets	474,423	370,566

FIXED ASSETS

Machinery and equipment	912,592	912,592
Vehicles	287,995	344,427
Buildings	315,835	315,835
Office Equipment	30,083	30,083
	1,546,505	1,602,937
Less: accumulated depreciation	(855,325)	(862,717)
Total Fixed assets	691,180	740,220

OIL AND GAS PROPERTIES	1,342,275	1,462,439
(On the basis of successful efforts accounting)

PIPELINE FACILITIES	175,422	181,597

OTHER ASSETS
Investments in joint venture at cost	801,319	801,319
Land	496,500	496,500
Investments	500	500
Well equipment and supplies	427,948	427,948
Cash - restricted	83,000	83,000

Total Other Assets	1,809,267	1,809,267

TOTAL ASSETS	$4,492,567	$4,564,089

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Consolidated Balance Sheets

	October 31	April 30
	2007	2007
	Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES

Bank overdraft	$7,750	$16,933
Accounts payable - trade	409,511	276,783
Accounts payable – related parties	167,816	88,809
Accrued expenses	199,837	93,874
Notes payable – related parties	193,512	114,500
Current portion of notes payable	295,000	202,234

Total Current Liabilities	1,273,426	793,133

LONG-TERM LIABILITIES

Mortgage payable	324,059	326,880
Total Long-Term Liabilities	324,059	326,880

Total Liabilities	1,597,485	1,120,013

TEMPORARY EQUITY

Common stock subject to put rights; 2,900,000 shares	4,350,000	4,350,000

PERMANENT STOCKHOLDERS' DEFICIT

Common Stock: 500,000,000 shares authorized at $0.0001 par value, 11,566,856 shares issued and outstanding	1,156	1,146
Additional paid-in capital	7,980,007	7,936,724
Unearned compensation	(1,450,815)	(1,587,033)
Accumulated deficit	(7,985,266)	(7,256,761)
Total Stockholders’ Equity	(1,454,918)	(905,924)

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS'S DEFICIT	$4,492,567	$4,564,089

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Consolidated Statements of Operations
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	October 31		October 31
	2007	2006	2007	2006

REVENUES

Oil and gas revenue	$174,264	$128,683	$310,462	$263,033
Service and drilling revenue	100,240	252,957	173,148	650,526
Total Revenue	274,504	381,640	483,610	913,559

COSTS AND EXPENSES

Cost of oil and gas revenue	19,169	14,155	34,151	28,935
Cost of service and drilling revenue	68,519	220,013	239,706	574,522
Selling, general and administrative	330,319	334,857	778,248	558,096
Depreciation, depletion and amortization	58,379	48,473	110,248	90,751
Total Costs and Expense	476,386	617,498	1,162,353	1,252,304

INCOME (LOSS) FROM OPERATIONS	(201,882)	(235,858)	(678,743)	(338,745)

OTHER INCOME (EXPENSE)

Interest Income	623	234	712	286
Gain on sale of equipment	88,250		88,250
Interest expense	(60,779)	(6,894)	(95,431)	(11,256)
Loan fees and warrants	(43,293)	(15,000)	(43,293)	(39,000)

Total Other Income (Expense)	(15,199)	(21,660)	(49,762)	(49,970)

NET INCOME (LOSS)	$(217,081)	$(257,518)	$(728,505)	$(388,715)

BASIC & DILUTED NET INCOME (LOSS) PER SHARE	$(0.02)	$(0.02)	$(0.05)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	14,460,334	14,366,856	14,413,595	14,366,856

See notes to consolidated financial statements.

MILLER PETROLEUM, INC
Consolidated Statement of Permanent Stockholders' Deficit
(UNAUDITED)

			Additional
	Common	Shares	Paid-in	Unearned	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance, April 30, 2007	11,466,856	1,146	7,936,724	(1,587,033)	(7,256,761)	(905,924)

To reflect compensation earned for the six months ended October 31, 2007				136,218		136,218

Issuance of warrants for financing cost			9,293			9,293

Issuance of stock for financing cost	100,000	10	33,990			34,000

Net loss for the six months ended October 31, 2007					(728,505)	(728,505)

Balance October 31, 2007	11,566,856	$1,156	$7,980,007	$(1,450,815)	$(7,985,266)	$(1,454,918)

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Six	For the Six
	Months Ended	Months Ended
	October 31, 2007	October 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(728,505)	$(388,715)
Adjustments to Reconcile Net Loss to Net Cash Provided (Used) by Operating Activities:
Depreciation, depletion and amortization	110,248	90,751
Gain on sale of equipment	(88,250)
Issuance of stock for services	136,218	189,882
Issuance of stock for financing cost	34,000
Warrant costs	9,293	39,000
Changes in Operating Assets and Liabilities:
Accounts receivable	(67,932)	331,342
Unbilled service and drilling cost		76,944
Inventory	(35,925)	(17,696)
Loan fees
Bank overdraft	(9,183)	(27,253)
Accounts payable	211,735	(123,499)
Accrued expenses	105,963	25,050
Net Cash Provided (Used) by Operating Activities	(322,338)	195,806

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment		(122,924)
Sale of Equipment	103,381
Option to Sell Gas Wells	50,000
Net Cash Provided (Used) by Investing Activities	153,381	(122,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(152,798)	(17,310)
Proceeds from borrowing	321,755	20,076
Change in note receivable		35,100
Net Cash Provided by Financing Activities	168,957	37,866

NET INCREASE (DECREASE) IN CASH	0	110,748

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		0

CASH AND CASH EQUIVALENTS, END OF PERIOD	$0	$110,748

CASH PAID FOR INTEREST INCOME TAXES	$7,692	$11,256

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Notes to the Condensed Consolidated Financial Statements

(1) Interim Reports / Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to successive losses for three years, declining revenues, a net loss of $694,505 for the six months ended October 31, 2007, and net deficit of $1,454,918 as of October 31, 2007, the Company was informed on August 30, 2006 by Wind City Oil & Gas, LLC (“Wind City”) that it planned to exercise a put option as of September 30, 2006 to require the Company to redeem the stock in the amount of $4,350,000. Management believes that the Company will therefore need total additional financing of approximately $5,000,000 to effect the repurchase and continue to operate as planned during the six month period subsequent to October 31, 2007. These conditions, along with the Company being in default on the Delta note, raise substantial doubt about the Company’s ability to continue as a going concern.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company’s April 30, 2007 Annual Report on Form 10-KSB. The results of operations for the period ended October 31, 2007 are not necessarily indicative of operating results for the full year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.

(2) Participant Receivables and Related Party Receivables

Participant and related party receivables consist of receivables contractually due from our various joint venture partners in connection with routine exploration, betterment and maintenance activities. Our collateral for these receivables generally consists of lien rights over the related oil producing properties at both April 30, 2007 and October 31, 2007. Approximately $195,000 included in the balance sheet among Related Party Receivables is due from Wind Mill Oil & Gas, LLC (“Wind Mill”), a related party. See Note 4 regarding the status of the Wind Mill Joint Venture.

(3) Long-Term Debt, Warrants, Loan Fees And Restricted Cash

The Company had the following debt obligations at October 31, 2007 and April 30, 2007

	October 31, 2007	April 30, 2007
Notes Payable – Related Parties:

Note payable to Deloy Miller, secured by equipment and truck titles, interest at 10.750%, due April 18, 2008	$80,201	$

Note payable to Herman Gettlefinger, unsecured, dated February 21, 2007 bearing interest at 11% and due November 1, 2007. This note was paid December 14, 2007	42,000		42,000

Note payable to Sharon Miller, Unsecured, dated April 5, 2007 to May 17, 2007, bearing interest at 11%, due November 1, 2007. This Note was paid December 14, 2007	71,311		72,500
	193,512		114,500

Notes Payable – Other

Note payable to American Fidelity Bank, secured by a trust deed on property, bearing interest at prime, due in monthly payments of $2,500, with the final payment due in August 2008	344,059		344,114

MILLER PETROLEUM, INC.
Notes to the Condensed Consolidated Financial Statements

(3) Long-Term Debt, Warrants, Loan Fees And Restricted Cash (continued)

Note payable to Jade Special Strategy, LLC, unsecured, dated March 7, 2007, bearing interest based on a sliding scale approximating 120% and due January 4, 2008, and now accruing interest at 12%	110,000	110,000

Note payable to Jade Special Strategy, LLC, unsecured, dated April 17, 2007, bearing interest based on a sliding scale approximating 120% and due January 4, 2008, and now accruing interest at 12%	40,000	40,000

Note Payable to Jade Special Strategy, LLC, unsecured, dated August 2, 2007, bearing interest based on a sliding scale approximating 120% and due January 4, 2008, and now accruing interest at 12%	65,000

Note payable to Petro Capital Securities, unsecured, dated May 24, 2007, bearing interest at 10% and due June 30, 2008	35,000	35,000

Note payable to Delta Producers, dated June 20, 2007, due July 20, 2007, with interest at 11%, the note is in default	25,000

	619,059	529,114

Total Notes Payable	812,571	643,614
Less current maturities on related party notes payable	193,512	114,500
Less current maturities on other notes payable	295,000	202,234
Notes Payable – Long-term	324,059	326,880

(4) Wind Mill Oil & Gas, LLC Joint Venture

On December 23, 2005, the Company executed an limited liability company operating agreement with Wind City to form Wind Mill for the purpose of locating, producing and selling oil and gas. Wind City contributed $10,000,000 of cash and received a 50.1% interest in Wind Mill. The Company contributed approximately 43,000 acres of oil and gas leases with a stated value of $3,000,000 and a cost basis of $801,319, and received a 49.9% interest in Wind Mill.

Under the Wind Mill agreement, the Company is reimbursed for administrative salaries and receives revenue for Wind Mill’s use of the Company’s production equipment and employees. Reimbursements and revenues from Wind Mill were as follows:

For the period from December 23, 2005 to April 30, 2006, the Company received salary reimbursements of $276,491 and drilling and service revenue of $153,096. From May 1, 2006 to April 30, 2007, the Company received $353,640 of salary reimbursements and drilling and service revenue of $534,944. From May 1, 2007 to October 31, 2007, the Company received no salary reimbursements or service and drilling revenue.

Under the Wind Mill agreement, Wind City is to be allocated all of the initial losses until its capital account is reduced to zero, and then will be allocated all initial profits until the profits are equal to the initial losses allocated.

The Wind Mill agreement contains a provision to unwind Wind Mill at the option of Wind City based on certain well results from the initial drilling. The Company believes that the four commercial wells drilled have exceeded the minimum requirements contained in the agreement.

In the event that the Wind Mill agreement becomes subject to the unwind provision, the Company has no responsibility for funding any losses and would receive a reassignment of the oil and gas leases transferred by the Company to Wind Mill.

MILLER PETROLEUM, INC.
Notes to the Condensed Consolidated Financial Statements

(4) Wind Mill Oil & Gas, LLC Joint Venture (continued)

As part of the Wind Mill agreement, Wind City purchased 2,900,000 shares of the Company’s common stock for $1.50 per share for a total of $4,350,000. Part of the stock purchase agreement allowed Wind City to put the stock back to the Company if notification was given prior to September 30, 2006. The Company would then be required to repurchase the stock for the original selling price of $4,350,000.

Litigation

Wind City sought to exercise its put with respect to the 2,900,000 shares of stock in August 2006. Reimbursement for certain salaried employees and revenue for providing labor and equipment was stopped by Wind City in September 2006. In October 2006, the Company advised Wind City that the stock repurchase request could not be effected because Wind City had not timely exercised the right under the terms of the contract. As a result, in November 2006, Wind City filed a lawsuit against the Company in the Southern District of New York. On December 21, 2006, the proceedings were stayed in order that the case be arbitrated in Tennessee to determine if the Wind Mill operating agreement was properly terminated, thus triggering the Company’s obligation to repurchase the stock. The arbitration is scheduled to take place the week of January 14, 2008. The Company has filed a counterclaim against Wind City for damages in the amount of $13,000,000 asserting that Wind City’s attempt to terminate the Wind Mill operating agreement lacked a proper basis as well as for breach of contract. Wind City has likewise filed a claim against the Company for breach of contract, asserting damages in the amount of $10,000,000.

Most of the depositions in the arbitration have been completed. Management is unable to assess the likelihood of an adverse outcome, or the likely range of damages that might be awarded in the event of an adverse verdict. Accordingly, no provision for loss, if any, is reflected in these consolidated financial statements.

(5) Stockholders’ Equity

Penalty warrants for 120,000 common shares at a price of $1.15 per share and a five-year term were granted during the six months ended October 31, 2007. The warrants were valued at $0.

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. Since the Company had a net loss for the six month periods ended October 31, 2007 and 2006, and for the year ended April 30, 2007, the assumed effects from the exercise of outstanding options and warrants would have been anti-dilutive, and, therefore only basic earnings per share is presented.

(6) Recent Accounting Pronouncements

In June 2006, FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, clarified the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires a determination whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than fifty percent (50%) likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect of adopting FIN 48 did not have a material affect on the Company’s financial position and results of operations.

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

As previously discussed in Notes 1 and 4, Wind City has filed suit to force the exercise of the put provision of the stock purchase agreement. The Company does not believe the notice was properly given in accordance with the agreements; however, if the suit is successful and we are required to repurchase the shares, we would have a significant cash flow shortfall, which would require additional financing arrangements. There is no assurance that such financing could be obtained on favorable terms, or at all. In such event, our financial condition could be materially adversely affected and our ability to continue as a going concern could be jeopardized.

(8) Option to Sell Gas Wells

On September 14, 2007 we entered into an option to sell our interest in eight gas wells, a pipeline to service the wells and certain right-of-ways for a total consideration of $584,000. We transferred approximately 320 acres of leases in this transaction. The buyers paid $50,000 for the option in September 2007. The transaction closed December 14, 2007. We received approximately $534,000 of additional proceeds at the closing.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion is intended to facilitate an understanding of our business and results of operations and includes forward-looking statements that reflect our plans, estimates and beliefs. It should be read in conjunction with our audited consolidated financial statements and the accompanying notes to the consolidated financial statements contained in our Form 10-KSB for the year ended April 30, 2007. Our actual results could differ materially from those discussed in these forward-looking statements.

Overview

We are actively engaged in the exploration, development, production and acquisition of crude oil and natural gas primarily in eastern Tennessee. In December 2005, we entered into an LLC agreement with Wind City Oil & Gas, LLC (“Wind City”) to form Wind Mill Oil & Gas, LLC (“Wind Mill”). We have a 49.9% interest in Wind Mill and Wind City’s interest is 50.1%. We contributed to Wind Mill approximately 43,000 acres, which we had held under lease in Tennessee for oil and gas exploration, development and exploitation of undeveloped wells. Wind City contributed $10,000,000. Wind Mill only encompasses new drilling projects. We retain our working interest in the developed and producing wells located on contributed leases. We also retained all additional producing properties. Under certain conditions, the agreement allows for the contributed acreage to return to us upon dissolution of Wind Mill. Relative to the development of wells by Wind Mill, we received reimbursement for certain salaried employees and revenue for providing labor and equipment.  Including the leases that were contributed to Wind Mill, we have approximately 50,000 acres under lease. About 90% of these leases are held by production.

A stock purchase agreement was entered into with Wind City in December 2005, pursuant to which Wind City purchased 2,900,000 shares of our stock at $1.50 per share or a total of $4,350,000.00 subject to a put option pursuant to which, in the event of a timely termination of the operating agreement in accordance with the terms thereof, Wind City would have the right to put the stock back to us at the same price per share. The agreement contained a conditional 30-day notice prior to exercising such put option.

Wind City sought to exercise the put in August, 2006. Reimbursement for certain salaried employees and revenue for providing labor and equipment was stopped by Wind City in September 2006. In October 2006, we advised Wind City that the put could not be effected because Wind City had not timely exercised the right under the terms of the operating agreement. As a result, in November 2006, Wind City filed a lawsuit against the us in the Southern District of New York. On December 21, 2006, the proceedings were stayed in order that the case be arbitrated in Tennessee to determine if the Wind Mill operating agreement was properly terminated, thus triggering our obligation to repurchase the stock. The arbitration is scheduled to take place the week of January 14, 2008. We have filed a counterclaim against Wind City for damages in the amount of $13,000,000 asserting that Wind City’s attempt to terminate the Wind Mill operating agreement lacked a proper basis as well as for breach of contract. Wind City has likewise filed a claim against us for breach of contract, asserting damages in the amount of $10,000,000.

Indicative of these proceedings, we recognize a continued opportunity to fully develop the mentioned properties. We have greatly benefited from drilling in Wind Mill for the continued development of producing properties and discovery of the Koppers South gas field.

Liquidity and Capital Resources

Cash used by operating activities was $322,338 for the six months ended October 31, 2007, a reduction of $518,144 from cash provided by operating activities for the six months ended October 31, 2006 of $195,806. Our principal source of liquidity has been oil and gas revenues, loans from related parties and directors, private placement transactions of our common stock, and participation with investors in various oil and gas wells.

The funds from the sale of our common stock to Wind Mill were used to pay off $4,150,000 of loans and to provide some working capital. Wind City also contributed $10,000,000 to Wind Mill and we contributed oil and gas leases as part of the Wind Mill agreement. For the six months ended October 31, 2006, we received $136,276 of administrative salary reimbursements and revenue of $350,492 for various labor, parts and use of equipment. For the six months ended October 31, 2007, we received no salary reimbursements or reimbursements for equipment, parts and labor.

Our long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and gas business. A material drop in oil and gas prices or a reduction in production and reserves would reduce our ability to fund capital expenditures, reduce debt, meet financial obligations and remain profitable. We operate in an environment with numerous financial and operating risks, including, but not limited to, the inherent risks of the search for, development and production of oil and gas, the ability to buy properties and sell production at prices which provide an attractive return and the highly competitive nature of the industry. Our ability to expand our reserve base is, in part, dependent on obtaining sufficient capital through internal cash flow or the issuance of debt or equity securities. We are presently seeking substantial financing to settle the Wind City matter, but there can be no assurance that we will be successful in raising this financing.

Results of Operations

Three Months Ended October 31, 2007 compared to Three Months Ended October 31, 2006

	For the Three Months Ended October 31		Increase / (Decrease)
	2007	2006	2006 to 2007
Revenues
Oil and gas revenue	$174,264	$128,683	$45,581
Service and drilling revenue	100,240	252,957	(152,717)
Total Revenue	274,504	381,640	(107,136)

Costs And Expenses
Cost of oil and gas revenue	19,169	14,155	5,014
Cost of service and drilling revenue	68,519	220,013	(151,494)
Selling, general and administrative	330,319	334,857	(4,538)
Depreciation, Depletion and amortization	58,379	48,473	9,906
Total Costs and Expenses	476,386	617,498	(141,112)

Income (Loss) From Operations	(201,882)	(235,858)	33,976

Other Income (Expense)
Interest income	623	234	389
Gain on sale of equipment	88,250	0	88,250
Interest expense	(60,779)	(6,894)	(53,885)
Loan fees and warrants	(43,293)	(15,000)	(28,293)
Total Other Income (Expense)	(15,199)	(21,660)	6,461

Net Income (Loss)	$(217,081)	$(257,518)	$40,437

Revenue

Oil and gas revenue was $174,264 for the three months ended October 31, 2007 as compared to $128,683 for the three months ended October 31, 2006, an increase of $45,581. This resulted from changing oil vendors in 2006 such that oil was not collected for approximately one month, requiring a cessation of production.

Service and drilling revenue was $100,240 for the three months ended October 31, 2007 as compared to $252,957 for the three months ended October 31, 2006, a decrease of $152,717. This resulted from an decrease in drilling activity due to the litigation with Wind City.

Cost and Expense

The cost of oil and gas revenue was $19,169 for the three months ended October 31, 2007 as compared to $14,155 for the three months ended October 31, 2006, an increase of $5,014. This resulted from the cost associated with increased production.

The cost of service and drilling revenue was $68,519 for the three months ended October 31, 2007 as compared to $220,013 for the three months ended October 31, 2006, a decrease of $151,494. This was due to the decrease in drilling activities due to the litigation with Wind City.

Selling, general and administrative expense was $330,319 for the three months ended October 31, 2007 as compared to $334,857 for the three months ended October 31, 2006, a decrease of $4,538. This resulted from a decrease in consulting, legal and professional fees.

Depreciation, depletion and amortization was $58,379 for the three months ended October 31, 2007 as compared to $48,473 for the three months ended October 31, 2006, an increase of $9,906. This was due to an increase in oil and gas production.

Interest expense was $60,779 for the three months ended October 31, 2007 as compared to $6,894 for the three months ended October 31, 2006, an increase of $53,885. This resulted from the interest on additional borrowings during 2007.

Gain on sale of equipment was $88,250 for the three months ended October 31, 2007 as compared to $0 for the three months ended October 31, 2006, an increase of $88,250. This resulted from equipment sold during the current quarter.

Six Months Ended October 31, 2007 compared to Six Months Ended October 31, 2006:

	For the Six Months Ended		Increase /
	October 31		(Decrease)
	2007	2006	2006 to 2007
Revenues
Oil and gas revenue	$310,462	$263,033	$47,429
Service and drilling revenue	173,148	650,526	(477,378)
Total Revenue	483,610	913,559	(429,949)

Costs And Expenses
Cost of oil and gas revenue	34,151	28,935	5,216
Cost of service and drilling revenue	239,706	574,522	(334,816)
Selling, general and administrative	778,248	558,096	220,152
Depreciation, Depletion and amortization	110,248	90,751	19,497
Total Costs and Expenses	1,162,353	1,252,304	(89,951)

Income (Loss) From Operations	(678,743)	(338,745)	(339,998)

Other Income (Expense)
Interest income	712	286	426
Gain on sale of equipment	88,250	0	88,250
Interest expense	(95,431)	(11,256)	(84,175)
Loan fees and warrants	(43,293)	(39,000)	(4,293)
Total Other Income (Expense)	(49,762)	(49,970)	208

Net Income (Loss)	$(728,505)	$(388,715)	$(339,790)

Revenue

Oil and gas revenue was $310,462 for the six months ended October 31, 2007 as compared to $263,033 for the six months ended October 31, 2006, an increase of $47,429. This resulted from changing oil vendors in 2006 such that oil was not collected for over one month, requiring a cessation of production.

Service and drilling revenue was $173,148 for the six months ended October 31, 2007 as compared to $650,526 for the six months ended October 31, 2006, a decrease of $477,378. This resulted from a decrease in drilling activity, due to litigation with Wind City.

Cost and Expense

The cost of oil and gas revenue was $34,151 for the six months ended October 31, 2007 as compared to $28,935 for the six months ended October 31, 2006, an increase of $5,216. This increase resulted from the cost associated with production.

The cost of service and drilling revenue was $239,706 for the six months ended October 31, 2007 as compared to $574,522 for the six months ended October 31, 2006, a decrease of $334,816. This was due to the decrease in drilling activities due to the litigation with Wind City.

Selling, general and administrative expense was $778,248 for the six months ended October 31, 2007 as compared to $558,096 for the six months ended October 31, 2006, an increase of $220,152. This is due to the termination of salary reimbursements by Wind City. For the period ended October 31, 2006, Wind Mill reimbursed the Company for $353,640 of salaries.

Depreciation, depletion and amortization was $110,248 for the six months ended October 31, 2007 as compared to $90,751 for the six months ended October 31, 2006, an increase of $19,497. This resulted from an increase in oil and gas production.

Interest expense was $95,431 for the six months ended October 31, 2007 as compared to $11,256 for the six months ended October 31, 2006, an increase of $84,175. This resulted from the Wind City stock purchase and the payoff of most notes in 2006 and subsequent interest on borrowings in 2007.

Gain on sale of equipment was $88,250 for the three months ended October 31, 2007 as compared to $0 for the three months ended October 31, 2006, an increase of $88,250. This resulted from equipment sold during the current quarter.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on the evaluation and communication from Rodefer Moss & Co, PLLC, our registered public accountants, to our Audit Committee in December 2007 that identified an issue with respect to our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective.

The ineffective disclosure controls and procedures consist of deficiencies with respect to the authorization, recording, processing, summarizing and reporting of non-cash transactions. Specifically, certain stock issuances relating to outstanding notes payable were not properly recorded.

As a result of the identified ineffective disclosure controls and procedures, in preparing our financial statements for the quarter ended October 31, 2007, we performed additional analysis and other post-close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Given the identification of the above ineffective disclosure controls and procedures, we have also determined that a material weakness exists with respect to our internal control over financial reporting during the last fiscal quarter. Such material weakness relates to the improper recordation of certain stock issuances as described above and is likely to have materially adversely affected our internal control over financial reporting.

We have decided on a course of action that we anticipate will remediate this material weakness. This includes plans to insure that communication of the Company’s non-cash transactions is made at the appropriate levels of management and that proper review of the summarization and processing of the Company’s financial reporting occurs in a timely manner.

PART II – OTHER INFORMATION

Item 1  Legal Proceedings

As discussed in Note 4 to the financial statements in Part I, Item 1, and in Part I, Item 2, we are part to a material pending litigation with Wind City regarding Wind Mill. Reference is made to Note 4 of Part I, Item 1 and Part I, Item 2 for details of this litigation.

Item 6 Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLER PETROLEUM, INC.
Date: December 21, 2007
	By:	/s/ Deloy Miller
Deloy Miller
Chief Executive Officer, principal executive officer

Date: December 21, 2007	By:	/s/ Lyle H. Cooper
Lyle H. Cooper
Chief Financial Officer, principal financial and
accounting officer