Form 10QSB
period 2008-01-31
MILLER PETROLEUM INC
filed 2008-03-24
CIK 785968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended January 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _______________ to ___________________

Commission File No. 33-2249-FW

MILLER PETROLEUM, INC.

(Exact name of small business issuer as specified in its Charter)
TENNESSEE	62-1028629
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

3651 Baker Highway
Huntsville, Tennessee 37756
_________________________________
(Address of principal executive offices)

(423) 663-9457
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

As of January 31, 2008, the Registrant had a total of 14,466,856 shares of Common Stock, $.0001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

Miller Petroleum, Inc.
Form 10-QSB
For the Quarter Ended January 31, 2008
Table of Contents

PART 1-FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of January 31, 2008 (Unaudited) and April 30, 2007	3-4

Condensed Consolidated Statements of Operations for the Three Months Ended January 31, 2008 and 2007 (Unaudited) and the Nine Months Ended January 31, 2008 and 2007 (Unaudited)	5

Condensed Consolidated Statement of Stockholders’ Deficit for the Nine Months Ended January 31, 2008 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended January 31, 2008 and 2007 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	17

SIGNATURES	18

MILLER PETROLEUM, INC.
Consolidated Balance Sheets

	January 31	April 30
	2008	2007
	Unaudited
ASSETS

CURRENT ASSETS

Cash	$13,980	$
Accounts receivable	92,289	67,276
Accounts receivable - related parties	194,976	180,699
Note receivable	7,900	7,900
Inventory	190,142	114,691
Total Current Assets	499,287	370,566

FIXED ASSETS

Machinery and equipment	843,736	912,592
Vehicles	287,995	344,427
Buildings	315,835	315,835
Office Equipment	30,083	30,083
	1,477,649	1,602,937
Less: accumulated depreciation	(820,531)	(862,717)
Total Fixed assets	657,118	740,220

OIL AND GAS PROPERTIES	1,769,214	1,462,439
(On the basis of successful efforts accounting)

PIPELINE FACILITIES	-	181,597

OTHER ASSETS
Investments in joint venture at cost	-	801,319
Land	496,500	496,500
Investments	500	500
Well equipment and supplies	427,948	427,948
Cash - restricted	83,000	83,000

Total Other Assets	1,007,948	1,809,267

TOTAL ASSETS	$3,933,567	$4,564,089

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Consolidated Balance Sheets

	January 31	April 30
	2008	2007
	Unaudited
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$-	$16,933
Accounts payable - trade	269,201	276,783
Accounts payable - related parties	167,816	88,809
Accrued expenses	189,748	93,874
Notes payable - related parties	80,200	114,500
Current portion of notes payable	262,189	202,234
Liability for stock repurchase	4,350,000	-

Total Current Liabilities	5,319,154	793,133

LONG-TERM LIABILITIES

Notes payable
Other	333,641	326,880
Total Long-Term Liabilities	333,641	326,880

Total Liabilities	5,652,795	1,120,013

TEMPORARY EQUITY	-	4,350,000

PERMANENT STOCKHOLDERS' DEFICIT

Common Stock: 500,000,000 shares authorized at $0.0001 par value, 11,566,856 and 11,466,856
shares issued and outstanding	1,156	1,146
Additional paid-in capital	7,995,007	7,936,724
Unearned compensation	(1,406,285)	(1,587,033)
Accumulated deficit	(8,309,106)	(7,256,761)
Total Stockholders’ Deficit	(1,719,228)	(905,924)

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS' DEFICIT	$3,933,567	$4,564,089

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Consolidated Statements of Operations
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	January 31		January 31
	2008	2007	2008	2007
REVENUES

Oil and gas revenue	$181,582	$110,162	$492,044	$373,195
Service and drilling revenue	63,455	89,887	190,445	740,412
Total Revenue	245,037	200,049	682,489	1,113,607

COSTS AND EXPENSES

Cost of oil and gas revenue	13,537	12,118	51,698	41,051
Cost of service and drilling revenue	58,512	161,093	249,169	735,562
Selling, general and administrative	413,972	472,932	1,179,858	1,031,026
Depreciation, depletion and amortization	57,350	29,403	167,598	120,153
Total Costs and Expense	543,371	675,546	1,648,323	1,927,792

LOSS FROM OPERATIONS	(298,334)	(475,497)	(965,834)	(814,185)

OTHER INCOME (EXPENSE)

Interest Income	991	9,716	1,703	10,002
Gain on sale of equipment	-		89,369
Interest expense	(23,859)	(2,527)	(119,290)	(13,783)
Loan Fees and Warrants	(15,000)	(40,000)	(58,293)	(79,000)

Total Other Income (Expense)	(37,868)	(32,811)	(86,511)	(82,781)

NET LOSS	$(336,202)	$(508,308)	$(1,052,345)	$(896,966)

BASIC & DILUTED
NET LOSS PER SHARE	$(0.02)	$(0.04)	$(0.07)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	14,466,856	14,366,856	14,431,349	14,366,856

See notes to consolidated financial statements.

MILLER PETROLEUM, INC
Consolidated Statement of Permanent Stockholders' Deficit
(UNAUDITED)

			Additional
	Common	Shares	Paid-in	Unearned	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total
Balance, April 30, 2007	11,466,856	$1,146	$7,936,724	$(1,587,033)	$(7,256,761)	$(905,924)

Amortization of unearned compensation				180,748		180,748

Issuance of warrants for financing cost			24,293			24,293

Issuance of stock for financing cost	100,000	10	33,990			34,000

Net loss for the nine months ended January 31, 2008					(1,052,345)	(1,052,345)

Balance January 31, 2008	11,566,856	$1,156	$7,995,007	$(1,406,285)	$(8,309,106)	$(1,719,228)

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Consolidated Statement of Cash Flows
(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	January 31, 2008	January 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,052,345)	$(896,966)
Adjustments to Reconcile Net Loss to Net Cash Provided (Used) by Operating Activities:
Depreciation, depletion and amortization	167,598	120,153
Gain on sale of equipment	(89,369)	9,852
Amortization of unearned compensation	180,748
Issuance of stock for financing cost	34,000	284,823
Warrant costs	24,293	79,000
Changes in Operating Assets and Liabilities:
Accounts receivable	(39,290)	410,844
Unbilled service and drilling cost		76,944
Inventory	(75,451)	9,077
Bank overdraft	(16,933)	15,460
Accounts payable	71,425	(144,079)
Accrued expenses	95,874	31,836
Net Cash Provided (Used) by Operating Activities	(699,450)	(3,056)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment		(122,924)
Proceeds from sale of equipment	104,603	90,000
Proceeds from sale of wells and pipeline	576,500
Net Cash Provided (Used) by Investing Activities	681,103	(32,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(285,873)	(21,620)
Proceeds from borrowing	318,200	22,500
Change in note receivable		35,100
Net Cash Provided by Financing Activities	32,327	35,980

NET INCREASE (DECREASE) IN CASH	13,980	0

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	0	0

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,980	$0

CASH PAID FOR
INTEREST	$40,668	$13,783
INCOME TAXES		$ $ 0

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Notes to the Condensed Consolidated Financial Statements
(1) INTERIM REPORTS / GOING CONCERN

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to successive losses for three years, declining revenues, a net loss of $1,052,345 for the nine months ended January 31, 2008, and net deficit of $1,719,228, on February 7, 2008, the Company was also ordered under binding arbitration to redeem 2.9 million shares of stock owned by Wind City and previously carried on the Company’s books as temporary equity in the amount of $4,350,000 (See Note 4). Management believes that the Company will therefore need total additional financing of approximately $5,000,000 to effect the repurchase and continue to operate as planned during the year subsequent to January 31, 2008. Management is exploring various financing opportunities in this regard; however, there can be no assurance that we will be able to obtain financing sufficient to repurchase such shares. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management is currently in negotiations with two companies that have the resources to provide the capital to buy back the stock and to provide us with additional drilling capital to drill the 22,000 acre Koppers South Field. These negotiations have been hampered by the fact that the leases have not been reassigned to us. The Arbitrator’s Award requires that the leases be returned to us, which will help us obtain the necessary capital. There is no assurance that these negotiations will be successful.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 2007 Annual Report on Form 10-KSB. The results of operations for the period ended January 31, 2008 are not necessarily indicative of operating results for the full year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.

(2) PARTICIPANT RECEIVABLES AND RELATED PARTY RECEIVABLES

Participant and related party receivables consist of receivables contractually due from our various joint venture partners in connection with routine exploration, betterment and maintenance activities. Our collateral for these receivables generally consists of lien rights over the related oil producing properties at both April 30, 2007 and January 31, 2008. Approximately $193,000 included in the balance sheet among Related Party Receivables is due from Wind Mill Oil & Gas, LLC, a related party. See Note 4 regarding the status of the Wind Mill Joint Venture.

(3) LONG-TERM DEBT, WARRANTS, LOAN FEES AND RESTRICTED CASH

The Company had the following debt obligations at January 31, 2008 and April 30, 2007

	January 31, 2008	April 30, 2007
Notes Payable - Related Parties:

Note payable to the Company’s CEO and Chairman of the Board of Directors, Deloy Miller, secured by equipment and truck titles, interest at 10.750%, due April 18, 2008	$80,200	$0

Note payable to board member Herman Gettlefinger, unsecured, dated February 21, 2007, bearing interest at 11% and due November 1, 2007. This note was paid December 14, 2007	0	42,000

Note payable to Sharon Miller, Unsecured, dated April 5, 2007 to May 17, 2007, bearing interest at 11%, due November 1, 2007. This note was paid December 14, 2007	0	72,500
	80,200	114,500

MILLER PETROLEUM, INC.
Notes to the Condensed Consolidated Financial Statements

(3) LONG-TERM DEBT, WARRANTS, LOAN FEES AND RESTRICTED CASH (CONTINUED)

Notes Payable - Other

Note payable to American Fidelity Bank, secured by a trust deed on property, bearing interest at prime, due in monthly payments of $2,500, with the final payment due in August 2008	343,641	344,114

Note payable to Jade Special Strategy, LLC, unsecured, dated March 7, 2007, bearing interest based on a sliding scale approximating 120% and due April 30, 2008, and now accruing interest at 12% (see note below)	110,000	110,000

Note payable to Jade Special Strategy, LLC, unsecured, dated April 17, 2007, bearing interest based on a sliding scale approximating 120% and due April 30, 2008, and now accruing interest at 12% (see note below)	40,000	40,000

Note Payable to Jade Special Strategy, LLC, unsecured, dated August 2, 2007, bearing interest based on a sliding scale approximating 120% and due April 30, 2008, and now accruing interest at 12% (see note below)	65,000	0

Note payable to Petro Capital Securities, unsecured, dated May 24, 2007, bearing interest at 10% and due June 30, 2008	35,000	35,000

Note payable to Delta Producers, dated June 20, 2007, due July 20, 2007, with interest at 11%, the note is in default	2,189	0

	595,830	529,114

Total Notes Payable	676,030	643,614
Less current maturities on related party notes payable	80,200	114,500
Less current maturities on other notes payable	262,189	202,234
Notes Payable - Long-term	333,641	326,880

Note: On February 14, 2008 Jade Special Strategy, LLC agreed to extend the notes to April 30, 2008 at a nominal interest rate of 18% per annum, the re-pricing of 200,000 warrants from $0.33 and $0.29 to $0.01, and the issuance of an additional 100,000 warrants at par value. The options represent loan fees and will be valued at approximately $59,000. This amount will be included as a component of interest expense during the fourth quarter of the Company’s year ending April 30, 2008.

Accordingly, the maturities reflected above represent the maturities of the debt entered into subsequent to January 31, 2008.

(4) WIND MILL OIL & GAS, LLC JOINT VENTURE, ARBITRATION, SUBSEQUENT EVENT AND RECLASSIFICATIONS

On December 23, 2005 the Company executed an LLC agreement (the “Agreement”) with Wind City Oil & Gas, LLC (“Wind City”) to form Wind Mill Oil & Gas, LLC (“Wind Mill”), the primary purpose of which was to develop the Company’s existing oil and gas leases, including but not limited to its Koppers South prospect. According to terms of the Agreement, the Company’s contribution to Wind Mill consisted of substantially all of its undeveloped properties (listed as Exhibit A in the Agreement). The Agreement included a provision providing for the purchase by Wind Mill of 2.9 million shares of the Company’s stock at a price of $4.35 million. Upon Wind City seeking dissolution of the joint venture in accordance with terms of the Agreement’s unwind provision this stock was subject to a put, provided the exercise of the put fell within certain time restrictions. Accordingly, the Company classified the stock issued to Wind City as temporary equity on its balance sheet. The Company’s contribution of its undeveloped leases was reclassified at cost on its balance sheet as its investment in the Joint Venture.

MILLER PETROLEUM, INC.
Notes to the Condensed Consolidated Financial Statements

(4) WIND MILL OIL & GAS, LLC JOINT VENTURE (CONTINUED)

Under the Joint Venture, from May 1, 2006 to April 30, 2007, the Company received $353,640 of salary reimbursements and drilling and service revenue of $534,944. From May 1, 2007 to January 31, 2008, the Company received no salary reimbursements or service and drilling revenue.

In August and September 2006, Wind City commenced litigation to unwind the Agreement. Issues surrounding the timeliness and propriety of Wind City’s actions and their legal effect eventually led the court in which Wind City commenced litigation to direct the parties to submit the matter to arbitration. The Company, reflecting its belief in the legal merits of its case, continued to classify, at cost, its investment in the leases as an investment in the Joint Venture and Wind City’s outstanding stock as temporary equity.

The arbitration was held in Knoxville, Tennessee on January 17 and 18, 2008. The Arbitrator’s Decision and Award in connection therewith is dated March 7, 2008. The Arbitrator determined that Wind City properly and timely terminated the Operating Agreement between the parties with respect to Wind Mill. The Arbitrator also rendered an award that ordered and directed that Wind City deliver to the Company the assets listed in Exhibit A of the Operating Agreement simultaneously with the delivery by the Company to Wind City of a stock re-purchase agreement that provides for the repurchase by the Company of the shares for $4,350,000 to be paid (3) months after the date of execution of such re-purchase agreement. The assets to be returned to the Company consist of seven parcels of land, excluding certain wells already drilled together with an offset of 40 acres of land surrounding each such well. All other claims by both parties asserting various damages were denied by the Arbitrator. Wind City has filed papers with the court seeking to confirm in part and vacate in part the Award of the Arbitrator. Wind City seeks to vacate that portion of the Award directing the return of the aforesaid assets to the Company.The Company plans to timely file documents required to confirm the Arbitrator’s Award.

Matters submitted for resolution to the arbitrator but left undecided included the appropriate interest rate applying to the $4.35 million debt. The Operating Agreement specified interest toll at 1.5% per annum, and Wind City has alleged a “scrivener’s error” pertaining to this rate.

As a result of the arbitration and to reflect the Company’s intentions, the Company has reclassified the stock held by Wind City as short-term debt, at its face value, or $4.35 million. Accordingly, the investment in the joint venture has also been reclassified to investment in oil & gas properties on the Company’s January 31, 2008 balance sheet. All known and estimated expenses pertaining to the arbitration have been reflected in the Company’s operations as of January 31, 2008.

(5) STOCKHOLDERS’ EQUITY

Penalty warrants for 120,000 common shares at a price of $1.15 per share, and a five-year term were issued during the nine months ended January 31, 2008. The warrants were valued at $15,000.

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. Since the Company had a net loss for the nine month periods ended January 31, 2008 and 2007, and for the year ended April 30, 2007, the assumed effects from the exercise of outstanding options and warrants would have been anti-dilutive, and, therefore only basic earnings per share is presented.

(6) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than fifty percent (50%) likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect of adopting FIN 48 did not have a material affect on our financial position and results of operations.

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

As previously discussed in Notes 1 and 4, Wind City Oil & Gas, LLC has filed suit to force the exercise of the put provision of the stock purchase agreement. In accordance with the arbitration award as discussed in Note 4, we are required to re-purchase the shares; accordingly, since we will likely have a significant cash flow shortfall, we will require additional financing in order to effectuate the re-purchase. There is no assurance that such financing will be obtained on favorable terms, or at all. In such event, our financial condition could be materially adversely affected and our ability to continue as a going concern could be jeopardized.

(8) SALE OF GAS WELLS AND PIPELINE

On September 14, 2007 we entered into an option to sell our interest in eight gas wells, a pipeline to service the wells and certain right-of-ways for a total consideration of $576,500. We transferred approximately 320 acres of leases in this transaction. The buyers paid $50,000 for the option. The transaction closed December 14, 2007, and we received approximately $526,500 of additional proceeds at the closing.

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

Overview

We are actively engaged in the exploration, development, production and acquisition of crude oil and natural gas primarily in eastern Tennessee. During 2006 the Company conducted significant operations in conjunction with its partner Wind City Oil & Gas, LLC (“Wind City”) under a Joint Venture (“Wind Mill”) agreement, the primary purpose of which was to develop the Company’s existing oil and gas leases, including but not limited to its Koppers South prospect. According to terms of the Agreement, the Company’s contribution to Wind Mill consisted of substantially all of its undeveloped properties (listed as Exhibit A in the Agreement). The Agreement included a provision providing for the purchase by Wind Mill of 2.9 million shares of the Company’s stock at a price of $4.35 million. Upon Wind City seeking dissolution of the joint venture in accordance with terms of the Agreement’s unwind provision this stock was subject to a put option, provided the exercise of the put fell within certain time restrictions. Accordingly, the Company classified its stock issued to Wind City as temporary equity on its balance sheet. The Company’s contribution of its undeveloped leases was reclassified at cost on its balance sheet as its investment in the Joint Venture.

In August and September 2006, Wind City commenced litigation to unwind the Agreement. Issues surrounding the timeliness and propriety of Wind City’s actions and their legal effect eventually led the court in which Wind City commenced litigation to direct the parties to submit the matter to arbitration. The Company, reflecting its belief in the legal merits of its case, continued to classify, at cost, its investment in the leases as an investment in the Joint Venture and Wind City’s outstanding stock as temporary equity.

The arbitration was held in Knoxville, Tennessee on January 17 and 18, 2008. The Arbitrator’s Decision and Award in connection therewith is dated March 7, 2008. The Arbitrator determined that Wind City properly and timely terminated the Operating Agreement between the parties with respect to Wind Mill. The Arbitrator also rendered an award that ordered and directed that Wind City deliver to the Company the assets listed in Exhibit A of the Operating Agreement simultaneously with the delivery by the Company to Wind City of a stock re-purchase agreement that provides for the repurchase by Miller of the shares for $4,350,000 to be paid three (3) months after the date of execution of such re-purchase agreement. The assets to be returned to the Company consist of seven parcels of land, excluding certain wells already drilled together with an offset of 40 acres of land surrounding each such well. All other claims by both parties asserting various damages were denied by the Arbitrator. Wind City has filed papers with the court seeking to confirm in part and vacate in part the Award of the Arbitrator. Wind City is seeking to vacate that part of the Award that directs the return of the aforesaid assets to the Company. The Company plans to timely file documents required to confirm the Arbitrator’s Award.

Matters submitted for resolution to the arbitrator but left undecided included the appropriate interest rate applying to the $4.35 million debt. The Operating Agreement specified interest toll at 1.5% per annum, and Wind City has alleged a “scrivener’s error” pertaining to this rate

Our present financial condition precludes us from being able to repurchase the shares under the put. We are exploring various financing opportunities in this regard; however, there can be no assurance that we will be able to obtain financing sufficient to repurchase such shares. In the event that we are unable to obtain financing on acceptable terms sufficient to consummate the repurchase, our business and financial condition could be materially adversely affected and our ability to continue operations as a going concern could be jeopardized.

Liquidity and Capital Resources

Cash used by operating activities was $699,450 for the nine months ended January 31, 2008, an increase of $696,394 over cash used by operating activities for the nine months ended January 31, 2007 of $3,056. Our principal source of liquidity has been oil and gas revenues, loans from related parties and directors, private placement transactions of our common stock, and participation with investors in various oil and gas wells. During the current quarter we sold gas wells and a pipeline for $576,500. The increase in oil and gas prices along with our opportunity under the arbitrators’ decision to regain our rights to approximately 45,000 acres under lease in Tennessee enhances our ability to attract investors and to pursue joint ventures in oil and gas.

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

Results of Operations

Three Months Ended January 31, 2008 compared to Three Months Ended January 31, 2007
	For the Three Months Ended		Increase /
	January 31		(Decrease)
	2008	2007	2007 to 2008
REVENUES
Oil and gas revenue	$181,582	$110,162	$71,420
Service and drilling revenue	63,455	89,887	(26,432)
Total Revenue	245,037	200,049	44,988

COSTS AND EXPENSES
Cost of oil and gas revenue	13,537	12,118	1,419
Cost of service and drilling revenue	58,512	161,093	(102,581)
Selling, general and administrative	413,972	472,932	(58,960)
Depreciation, Depletion and amortization	57,350	29,403	27,947
Total Costs and Expenses	543,371	675,546	(132,175)

INCOME (LOSS) FROM OPERATIONS	(298,334)	(475,497)	177,163

OTHER INCOME (EXPENSE)
Interest income	991	9,716	(8,725)
Interest expense	(23,859)	(2,527)	(21,332)
Loan fees and warrants	(15,000)	(40,000)	25,000
Total Other Income (Expense)	(37,868)	(32,811)	(5,057)

NET INCOME (LOSS)	$(336,202)	$(508,308)	$172,106

Revenue

Oil and gas revenue was $181,582 for the three months ended January 31, 2008 as compared to $110,162 for the three months ended January 31, 2007, an increase of $71,420. This resulted from the rise in the price of oil and increased production.

Service and drilling revenue was $63,455 for the three months ended January 31, 2008 as compared to $89,887 for the three months ended January 31, 2007, a decrease of $26,432. This resulted from a decrease in drilling activity due to the litigation with Wind Mill Oil & Gas, LLC.

Cost and Expense

The cost of oil and gas revenue was $13,537 for the three months ended January 31, 2008 as compared to $12,118 for the three months ended January 31, 2007, an increase of $1,419. This resulted from the cost associated with increased production.

The cost of service and drilling revenue was $58,512 for the three months ended January 31, 2008 as compared to $161,093 for the three months ended January 31, 2007, a decrease of $102,581. This was due to the decrease in drilling activities due to the litigation with Wind Mill Oil & Gas, LLC. Additionally, the Company incurred significant indirect labor included in costs of service and drilling revenue in 2006 connected with the termination of the joint venture for which there were minimal corresponding revenues.

Selling, general and administrative expense was $413,972 for the three months ended January 31, 2008 as compared to $472,932 for the three months ended January 31, 2007, a decrease of $58,960. This resulted from a decrease in consulting, legal and professional fees.

Depreciation, depletion and amortization was $57,350 for the three months ended January 31, 2008 as compared to $29,403 for the three months ended January 31, 2007, an increase of $27,947. This was due to an increase in oil and gas production.

Interest expense was $23,859 for the three months ended January 31, 2008 as compared to $2,527 for the three months ended January 31, 2007, an increase of $21,332. This resulted from the interest on additional borrowings during the period ended January 31, 2008.

Nine Months Ended January 31, 2008 compared to Nine Months Ended January 31, 2007
	For the Nine Months Ended		Increase /
	January 31		(Decrease)
	2008	2007	2007 to 2008
REVENUES
Oil and gas revenue	$492,044	$373,195	$118,849
Service and drilling revenue	190,445	740,412	(549,967)
Total Revenue	682,489	1,113,607	(431,118)

COSTS AND EXPENSES
Cost of oil and gas revenue	51,698	41,051	10,647
Cost of service and drilling revenue	249,169	735,562	(486,393)
Selling, general and administrative	1,179,858	1,031,026	148,832
Depreciation, Depletion and amortization	167,598	120,153	47,445
Total Costs and Expenses	1,648,323	1,927,792	(279,469)

INCOME (LOSS) FROM OPERATIONS	(965,834)	(814,185)	(151,649)

OTHER INCOME (EXPENSE)
Interest income	1,703	10,002	(8,299)
Gain on sale of equipment	89,369	-	89,369
Interest expense	(119,290)	(13,783)	(105,507)
Loan fees and warrants	(58,293)	(79,000)	35,707
Total Other Income (Expense)	(86,511)	(82,781)	11,270

NET INCOME (LOSS)	$(1,052,345)	$(896,966)	$(140,379)

Revenue

Oil and gas revenue was $492,044 for the nine months ended January 31, 2008 as compared to $373,195 for the nine months ended January 31, 2007, an increase of $118,849. This resulted from the rise in the price of oil and increased production.

Service and drilling revenue was $190,445 for the nine months ended January 31, 2008 as compared to $740,412 for the nine months ended January 31, 2007, a decrease of $549,967. This resulted from a decrease in drilling activity, due to litigation with Wind Mill Oil & Gas, LLC.

Cost and Expense

The cost of oil and gas revenue was $51,698 for the nine months ended January 31, 2008 as compared to $41,051 for the nine months ended January 31, 2007, an increase of $10,647. This increase resulted from the cost associated with production.

The cost of service and drilling revenue was $249,169 for the nine months ended January 31, 2008 as compared to $735,562 for the nine months ended January 31, 2007, a decrease of $486,393. This was due to the decrease in drilling activities due to the litigation with Wind Mill Oil & Gas, LLC.

Selling, general and administrative expense was $1,179,858 for the nine months ended January 31, 2008 as compared to $1,031,026 for the nine months ended January 31, 2007, an increase of $148,832. This is due to the termination of salary reimbursements by Wind Mill Oil & Gas, LLC. For the nine months ended January 31, 2007 Wind Mill reimbursed the Company for $353,640 of salaries.

Depreciation, depletion and amortization was $167,598 for the nine months ended January 31, 2008 as compared to $120,153 for the nine months ended January 31, 2007, an increase of $47,445. This resulted from an increase in oil and gas production.

Interest expense was $119,290 for the nine months ended January 31, 2008 as compared to $13,783 for the nine months ended January 31, 2007, an increase of $105,507. This resulted from the interest on additional borrowings during the period ended January 31, 2008.

Gain on sale of equipment was $89,369 for the nine months ended January 31, 2008 as compared to $0 for the nine months ended January 31, 2007, an increase of $89,369. This resulted from equipment sold during the current period.

Item 3 Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on the evaluation and communication from Rodefer Moss & Co, PLLC, our registered public accountants, to our Audit Committee in March 2008 that identified an issue with respect to our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective.

The ineffective disclosure controls and procedures consist of deficiencies with respect to the authorization, recording, processing, summarizing and reporting of non-cash transactions. Specifically, certain stock issuances relating to outstanding notes payable were not properly recorded.

As a result of the identified ineffective disclosure controls and procedures, in preparing our financial statements for the quarter ended January 31, 2008, we performed additional analysis and other post-close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

The arbitration relating to the pending litigation with Wind City was held in Knoxville, Tennessee on January 17 and 18, 2008. The Arbitrator’s Decision and Award in connection therewith is dated March 7, 2008.

The Arbitrator determined that Wind City properly and timely terminated the Operating Agreement between the parties with respect to Wind Mill. The Arbitrator also rendered an award that ordered and directed that Wind City deliver to Miller the assets listed in Exhibit A of the Operating Agreement, simultaneously with the delivery by Miller to Wind City of a stock re-purchase agreement that provides for the re-purchase by the Company of the shares for $4,350,000 to be paid three (3) months after the date of the execution of such re-purchase agreement. The assets to be returned to the Company consist of seven parcels of land, excluding certain wells already drilled, together with 40 acres of land surrounding each such well.

All other claims by both parties asserting various damages were denied by the Arbitrator. Wind City has filed papers with the court seeking to confirm in part and vacate in part the Award of the Arbitrator. Wind City seeks to vacate that part of the Award that directs the return of the aforesaid assets to the Company. The Company intends to seek confirmation of the Arbitration Award.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLER PETROLEUM, INC.

Date: March 21, 2008	By:	/s/ DELOY MILLER
Deloy Miller Chief Executive Officer, principal executive officer

Date: March 21, 2008	By:	/s/ LYLE H. COOPER
Lyle H. Cooper Chief Financial Officer, principal financial and accounting officer