Form 10KSB
period 2008-04-30
MILLER PETROLEUM INC
filed 2008-08-13
CIK 785968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2008

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

(423) 663-9457
(Issuer’s Telephone Number, Including Area Code)

Securities Registered Under Section 12(b) of the Act: None

Securities Registered Under Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Issuer’s revenues for the fiscal year ended April 30, 2008 were $829,342.

The aggregate market value of the Common Stock held by non-affiliates, based on the average closing bid and asked price of the Common Stock on August 12, 2008 was $3,149,468.

There are approximately 6,846,670 shares of common voting stock of the Registrant held by non-affiliates. On August 12, 2008 the average bid and asked price was $0.46.

As of August 12, 2008, there were 14,566,856 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Forward-Looking Statements

This annual report on Form 10-KSB (“Annual Report”) for the period ending April 30, 2008 (“fiscal year 2008”), contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", “could”, "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors” that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Disclosure Regarding Forward-Looking Statements: Included in this annual report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-KSB which address activities, events or developments which we expect or anticipate will or may occur in the future are forward-looking statements.

As used in this Annual Report, the terms “we”, “us”, “our” and the “Company” mean “Miller Petroleum, Inc.”

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

"Royalty interest"   is a right to oil, gas, or other minerals, that is not burdened by the costs to develop or operate the related property.

"Working interest"   is an interest in an oil and gas property that is burdened with the costs of development and operation of the property.

 FORM 10-KSB
FOR THE FISCAL YEAR ENDED APRIL 30, 2008

PART I

Item 1.  Description of Business.

Introduction

Corporate History

We were founded in 1967 by Deloy Miller, the Chairman of our Board of Directors, as a sole proprietorship. On January 22, 1978, we were incorporated under the laws of the State of Tennessee as “Miller Contract Drilling, Inc.” We changed our name to Miller Petroleum, Inc. on January 13, 1997.

Principal Products or Services and Markets

The principal markets for our crude oil and natural gas are refining companies, utility companies and private industry end users. Direct purchases of our crude oil are made statewide at our well sites by Barrett Oil Purchasing Company.

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

We sold to Atlas America, LLC approximately 30,000 acres of oil and gas leases on June 13, 2008 for $19.625 million. The fields are known as Koppers South and Koppers North. As part of this sale, we entered into a two-year drilling contract to drill wells for Atlas America, LLC. We have acquired two used drilling rigs to perform under this contract. See Management’s Discussion and Analysis or Plan of Operation and the Subsequent Events footnote for more information on this transaction.

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

Research and Development

We did not incur any research and development expenditures during the fiscal year ended April 30, 2008.

Environmental Compliance

We are subject to various federal, state and local laws and regulations governing the protection of the environment, such as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), and the Federal Water Pollution Control Act of 1972, as amended (the “Clean Water Act”), which affect our operations and costs. In particular, our exploration, development and production operations, our activities in connection with storage and transportation of oil and other hydrocarbons and our use of facilities for treating, processing or otherwise handling hydrocarbons and related wastes may be subject to regulation under these and similar state legislation. These laws and regulations:

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

Employees

We currently have 20 full-time employees.

Reports to Security Holders

This annual report will contain audited financial statements. We file all of our required reports and other information with the Commission. The public may read and copy any materials that are filed by us with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copying on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

Item 2.  Description of Property.

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

Existing Production – We have partial ownership in fifteen producing oil wells and twenty-five producing gas wells. The total production and our ownership is as follows:

Oil Production (Bbls)

		Total All Wells	Miller’s %
Total	April 30, 2006	430,846	269,562
Produced	April 30, 2007	8,900	4,529
Total	April 30, 2007	439,746	274,091
Produced	April 30, 2008	9,264	4,984
Total	April 30, 2008	449,010	279,075

Gas Production (Mcf)

		Total All Wells	Miller’s %
Total	April 30, 2006	2,668,560	775,245
Produced	April 30, 2007	216,096	55,531
Total	April 30, 2007	2,884,656	830,776
Produced	April 30, 2008	206,388	39,507
Total	April 30, 2008	3,091,044	870,283

Oil and Gas Reserve Analyses

Our estimated net proved oil and gas reserves and the present value of estimated cash flows from those reserves are summarized below. The reserves were estimated at April 30, 2008 by Lee Keeling and Associates, Inc., independent petroleum consultants, in accordance with regulations of the Securities and Exchange Commission, using market or contract prices at the end of each of the years presented in the consolidated financial statements. These prices were held constant over the estimated life of the reserves.

Ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below for each of the years presented in the consolidated financial statements.

	Oil (Bbl)	Gas (Mcf)
Proved Reserves
Balance April 30, 2006	91,279	980,730
Discoveries and extensions	-	-
Revisions of previous estimates	(24,977)	(224,155)
Production	(4,898)	(54,765)

Balance, April 30, 2007	61,404	701,810
Discoveries and extensions	-	-
Revisions of previous estimates	17,993	(662,302)
Return of proved undeveloped properties to Company	-	1,851,858
Production	(4,984)	(39,508)

Balance, April 30, 2008	74,413	1,851,858

Proved developed producing reserves at April 30, 2008	63,068	510,825

Proved developed producing reserves at April 30, 2007	48,591	624,404

The return of the proved undeveloped properties resulted from the return of the leases from Wind Mill to the Company due to settlement of all litigation.

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

The following table presents the standardized measure of discounted future net cash flows from our ownership interests in proved oil and gas reserves as of the end of each of the years presented in the consolidated financial statements. The standardized measure of future net cash flows as of April 30, 2008 and 2007 are calculated using weighted average prices in effect as of those dates. Those prices were $9.36 and $7.96 respectively, per Mcf of natural gas, and $103.31 and $55.77 respectively, per barrel of oil. The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the estimated proved reserves based on year-end cost levels. Future income taxes are based on year-end statutory rates, adjusted for any operating loss carry forwards and tax credits. The future net cash flows are reduced to present value by applying a 10% discount rate.

Standardized measures of discounted future net cash flows at April 30, 2008 and 2007 are as follows:

	2008	2007
Future cash flows	$25,456,619	$8,422,828
Future production costs and taxes	(3,597,397)	(2,402,638)
Future development costs	(1,471,400)	(13,900)
Future income tax expense	(6,320,225)	(1,861,950)
Future cash flows	14,067,597	4,144,340
Discount at 10% for timing of cash flows	(7,323,458)	(2,144,700)
Discounted future net cash flows from proved reserves	$6,744,139	$1,999,640

Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table summarized the changes in the standardized measure of discounted future net cash flows from estimated production of our proved oil and gas reserves after income taxes for each of the years presented in the consolidated financial statements.

The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves for April 30, 2008 and 2007.

	2008	2007
Balance, beginning of year	$1,999,640	$3,132,740
Sales, net of production costs and taxes	(504,265)	(453,670)
Changes in prices and production costs	2,134,824	1,008,950
Revisions of quantity estimates and return of proved undeveloped properties	6,853,630	(3,015,904)
Sale of minerals in place	(714,788)	-
Development costs incurred	-	474
Net changes in income taxes	(3,024,902)	1,327,050
Balances, end of year	$6,744,139	$1,999,640

The reserves presented in this Report were evaluated in accordance with Rule 4-10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).

Item 3. Legal Proceedings.

CNX Gas Company, LLC (CNX) commenced litigation in the Chancery Court of Campbell County, State of Tennessee on June 11, 2008 (CNX Gas Company, LLC vs. Miller Petroleum Inc., Civil Action No. 08-071) to enjoin the Registrant from assigning or conveying certain leases described in the Letter of Intent signed by CNX and the Registrant on May 30, 2008 (the “Letter of Intent”); to compel the Registrant to specifically perform the assignments as described in the Letter of Intent; and for damages. A Notice of Lien Lis Pendens was issued June 11, 2008. The court refused to grant a restraining order pending a hearing of the matter on the merits; however, the order entered into with the court with respect thereto prohibits Atlas from conveying the leases for 60 days from the date of the order. Effective June 13, 2008, all of such leases were assigned by the Company to Atlas America LLC. Should CNX prevail in the proceedings described above, Atlas may be obligated to assign the leases to CNX in consideration of payment to the Registrant of up to approximately $13.3 million, in which event the Registrant would be obligated to repay Atlas the sum of $19.625 million.

Item 4.  Submission of Matters to a Vote of Security Holders.

No proposals were submitted for approval by our shareholders during the fourth fiscal quarter ended April 30, 2008.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the National Association of Securities Dealers Pink Sheets under the symbol “MILL.PK.” The following quotations, obtained from National Quotation Bureau, reflect the high and low bids for our shares for the periods indicated and are based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Bid Prices ($)
	High	Low
Quarter Ended:
July 31, 2007	0.25	0.25
October 31, 2007	0.07	0.07
January 31, 2008	0.08	0.08
April 30, 2008	0.22	0.10

July 31, 2006	0.95	0.80
October 31, 2006	0.41	0.40
January 31, 2007	0.35	0.35
April 30, 2007	0.32	0.32

 Holders

There were approximately 363 stockholders of record of our common stock as of April 30, 2008.

Dividends

We have not paid or declared any cash dividends to date and do not anticipate paying any in the foreseeable future. There are no present restrictions that limit our ability to pay dividends or that are likely to do so in the future. We intend to retain earnings, if any, to support the growth of our business.

Shares Issuable Under Equity Compensation Plans

The table below provides information, as of April 30, 2008, concerning securities authorized for issuance under equity compensation plans.

Number of securities
Remaining available for future
	Number of securities to be		issuance under equity
	issued upon exercise of	Weighted average exercise price	compensation plans (excluding
	outstanding options, warrants	of outstanding options, warrants	securities reflected in column
Plan Category	and rights	and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	—	—	—
Equity compensation plans not Approved by shareholders	175,000	0.7882	—
Total	175,000	0.7882	—

Recent Sales of Unregistered Securities

None.

Share Repurchases

None.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Executive Summary

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

Overview / Recent Events

In order to obtain sufficient working capital to continue our operations for the foreseeable future, we decided to sell some of our major assets. We sold approximately 30,000 acres of oil and gas leases to Atlas America LLC for $19.625 million on June 13, 2008. These leases were generally known as Koppers North and Koppers South and included eight proved gas wells, which were drilled but not completed.

After, and as a part of the sale, the following actions were taken:

•
We paid Wind City Oil & Gas, LLC $10.6 million for 2.9 million shares of our common stock, a 1991 RD20 drilling rig and air compressor, eight drilled but uncompleted gas wells, and two producing gas wells in settlement of all litigation with Wind City Oil & Gas, LLC and related entities.

•	We paid transaction fees in the amount of $900,000.

•	We paid all our accounts and notes payable, totaling approximately $1,470,000.

After the above was accomplished, we had approximately $6.4 million of cash available to fund our future operations.

As part of the Atlas transaction, we agreed to contract with Atlas for two rigs for two years to drill wells, commencing a significant commitment to contract drilling. To give Atlas the level of service required, we also purchased a 2007 Atlas RD20 III drilling rig and related equipment for approximately $1.9 million. We expect to begin drilling for Atlas in August 2008, and expect to drill 45 to 52 wells by the fiscal year end. We will also be drilling on our remaining leases and are actively pursuing other oil and gas leases. At present we have 13,491 acres of oil and gas leases. We retained a 5% royalty interest on a 1,930 acre tract that we expect to be the subject of Atlas drilling. Additionally, we retained the right to participate in up to ten wells with a 25% working interest without promote.

We are working with several investor groups to secure additional drilling capital for our leases and for additional leases we expect to secure.

Results of Operations

			Increase
	April 30,	April 30,	(Decrease)
For the Fiscal Year Ended	2008	2007	2007 to 2008
REVENUES

Oil and gas revenue	$566,478	$509,742	$56,736
Service and drilling revenue	262,864	834,679	(571,815)

Total Revenue	829,342	1,344,421	(515,079)

COSTS AND EXPENSES

Cost of oil and gas revenue	62,213	56,072	6,141
Cost of service and drilling revenue	297,942	815,535	(517,593)
Selling, general and administrative	1,747,659	1,646,788	100,871
Depreciation, depletion and amortization	227,974	207,082	20,892
Impairment loss	666,073	-	666,073

Total Costs and Expenses	3,001,861	2,725,477	276,384

INCOME (LOSS) FROM OPERATIONS	(2,172,519)	(1,381,056)	(791,463)

OTHER INCOME (EXPENSE)

Interest income	2,099	1,256	843
Gain on sale of equipment	102,119	-	102,119
Interest expense and financing cost	(367,496)	(163,950)	(203,546)

Total Other Income (Expense)	(263,278)	(162,694)	(100,584)

NET INCOME (LOSS)	$(2,435,797)	$(1,543,750)	$(892,047)

Revenue

Oil and gas revenue was $566,478 for the year ended April 30, 2008 as compared to $509,742 for the year ended April 30, 2007, an increase of $56,736. This increase is primarily from the increase in the price of oil.

Service and drilling revenue was $262,864 for the year ended April 30, 2008 as compared to $834,679 for the year ended April 30, 2007, a decrease of $571,815. This decrease resulted from the fact that all of the work for the Wind Mill Joint Venture terminated. For the year ended April 30, 2007, $535,000 of the Company’s service and drilling revenue was from work for the Wind Mill Joint Venture.

Cost and Expense

The cost of oil and gas revenue was $62,213 for the year ended April 30, 2008 as compared to $56,072 for the year ended April 30, 2007, an increase of $6,141. This increase resulted from an increase in production cost.

The cost of service and drilling revenue was $297,942 for the year ended April 30, 2008 as compared to $815,535 for the year ended April 30, 2007, a decrease of $517,593. This decrease is due to the fact that work for the Wind Mill Joint Venture ceased.

Selling, general and administrative expense was $1,747,659 for the year ended April 30, 2008 as compared to $1,646,788 for the year ended April 30, 2007, an increase of $100,871. This increase resulted from legal and other costs associated with the lawsuit.

Depreciation, depletion and amortization expense was $227,974 for the year ended April 30, 2008 as compared to $207,082 for the year ended April 30, 2007, an increase of $20,892. This increase resulted from additional amortization of oil and gas properties.

The Company expensed an impairment loss of $666,073 for the year ended April 30, 2008 as compared to no impairment loss for the year ended April 30, 2007. This impairment loss resulted from management’s review of oil and gas properties, well equipment and supplies and the write-off of old, unused equipment.

Interest expense and financing cost was $367,496 for the year ended April 30, 2008 as compared to $163,950 for the year ended April 30, 2007, an increase of $203,546. This resulted from the increased cost of borrowing.

	Average Net Production
Fiscal Year	Gas / MBTU	Sales Price / MBTU
2007	54,766	$5.65
2008	39,507	$7.29

	Average Net
Fiscal Year	Barrels of Oil	Sales Price / Bbl
2007	4,898	$47.88
2008	4,984	$77.25

	2006	2007	2008
Net Productive Wells	22.84	25.66	24.32
Developed Acreage	1,840	2,240	2,900
Undeveloped Acreage	46,920	3,100	9,529
Net Productive Exploratory Wells	0	0	0
Net Dry Exploratory Wells	1.20	0	0
Net Productive Developmental Wells	2.64	0	0
Net Dry Developmental Wells	0	0	0

Liquidity

Cash used by operating activities was $760,341 for fiscal 2008, an increase of $483,921 from cash used by operating activities in fiscal 2007 of $276,420. Our principal source of liquidity has been oil and gas revenues, loans from unrelated parties, loans from related parties and directors, private placement transactions of our common stock, and participation with investors in various oil and gas wells. During the current year we sold eight gas wells and a pipeline for $576,500. The increase in oil and gas prices enhances our ability to attract investors and to pursue joint ventures in oil and gas.

We sold approximately 30,000 acres of oil and gas leases to Atlas America, LLC on June 13, 2008 for $19.625 million. We settled our litigation with Wind City Oil & Gas and related entities, LLC for $10.6 million, and received back 2.9 mllion shares of our common stock, a 1991 RD20 drilling rig and related equipment and two producing gas wells. We also paid transaction fees of $900K, paid off most of the Company’s accounts payable, all of our notes payable, and had $6.4 million of cash remaining to fund our operations. We purchased a 2007 Atlas RD20 III drilling rig and related equipment for $1.9 million with a note secured by a certificate of deposit.

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

 Item 7. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants	17

Consolidated Balance Sheets	18-19

Consolidated Statements of Operations	20

Consolidated Statements of Stockholders' Equity	21

Consolidated Statements of Cash Flows	22

Notes to the Consolidated Financial Statements	23-36

MILLER PETROLEUM, INC.

CONSOLIDATED FINANCIAL STATEMENTS

    April 30, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors Miller Petroleum, Inc. and Subsidiary
Huntsville, Tennessee

We have audited the accompanying consolidated balance sheets of Miller Petroleum, Inc. and its Subsidiary as of April 30, 2008 and April 30, 2007 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referenced above present fairly, in all material respects, the financial position of Miller Petroleum, Inc. and its Subsidiary as of April 30, 2008 and 2007, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rodefer Moss & Co, PLLC

Knoxville, Tennessee
DATE

MILLER PETROLEUM, INC.
Consolidated Balance Sheets

	April 30	April 30
	2008	2007

ASSETS

CURRENT ASSETS

Cash	$42,436	$
Accounts receivable	131,302	67,276
Accounts receivable – related parties	5,144	180,699
Notes receivable	-	7,900
Inventory	65,856	114,691

Total Current Assets	244,738	370,566

FIXED ASSETS
Machinery	571,318	912,592
Vehicles	248,062	344,427
Buildings	315,835	315,835
Office equipment	25,804	30,083
	1,161,019	1,602,937
Less: accumulated depreciation	(595,362)	(862,717)

Net Fixed Assets	565,657	740,220

OIL AND GAS PROPERTIES	1,544,577	1,462,439
(On the basis of successful efforts accounting)

PIPELINE FACILITIES	-	181,597

OTHER ASSETS
Investment in joint venture at cost	-	801,319
Land	496,500	496,500
Investments	-	500
Well equipment and supplies	-	427,948
Cash – restricted	83,000	83,000

Total Other Assets	579,500	1,809,267

TOTAL ASSETS	$2,934,472	$4,564,089

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Consolidated Balance Sheets

	April 30	April 30
	2008	2007

LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Bank overdraft	$	$16,933
Accounts payable – trade	389,275	276,783
Accounts payable – related party	-	88,809
Accrued expenses	210,198	93,874
Notes payable – related parties	80,200	114,500
Current portion of notes payable	646,430	202,234
Liability for stock repurchase	4,350,000	-

Total Current Liabilities	5,676,103	793,133

LONG-TERM LIABILITIES

Notes payable
Other	-	326,880

Total Long-term Liabilities	-	326,880

Total Liabilities	5,676,103	1,120,013

TEMPORARY EQUITY
Common stock, subject to put rights, 2,900,000 shares	-	4,350,000

PERMANENT STOCKHOLDERS’ EQUITY

Common stock: 500,000,000 shares authorized at $0.0001 par value, 11,666,856 and 11,466,856 shares issued and outstanding, respectively	1,166	1,146
Additional paid-in capital	7,123,761	7,936,724
Unearned compensation	(174,000)	(1,587,033)
Accumulated deficit	(9,692,558)	(7,256,761)

Total Stockholders’ Equity (Deficit)	(2,741,631)	(905,924)

TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT STOCKHOLDERS’ EQUITY	$2,934,472	$4,564,089

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Consolidated Statements of Operations

	For the	For the
	Year Ended	Year ended
	April 30,	April 30,
	2008	2007

REVENUES
Oil and gas revenue	$566,478	$509,742
Service and drilling revenue	262,864	834,679

Total Revenue	829,342	1,344,421

COSTS AND EXPENSES
Oil and gas cost	62,213	56,072
Service and drilling cost	297,942	815,535
Selling, general and administrative	1,747,659	1,646,788
Depreciation, depletion and amortization	227,974	207,082
Impairment loss	666,073	-

Total Costs and Expenses	3,001,861	2,725,477

INCOME (LOSS) FROM OPERATIONS	(2,172,519)	(1,381,056)

OTHER INCOME (EXPENSE)
Interest income	2,099	1,256
Gain on sale of equipment	102,119	-
Interest expense and financing cost	(367,496)	(163,950)

Total Other Expense	(263,278)	(162,694)

INCOME TAXES

NET LOSS	$(2,435,797)	$(1,543,750)

BASIC AND DILUTED LOSS PER SHARE	$(0.17)	$(0.11)

BASIC WEIGHTED AVERAGE NUMBER OF SHARE OUTSTANDING	14,454,288	14,366,856

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Consolidated Statements of Permanent Stockholders’ Equity

			Additional
	Common	Shares	Paid-in	Unearned	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance, April 30, 2006	11,466,856	1,146	6,624,683	(751,990)	(5,713,011)	160,828

To reflect compensation earned for the year ended April 30, 2007				376,669		376,669

Issuance of warrants for financing cost penalty			79,000			79,000

Issuance of warrants for financing cost			40,453	(22,759)		17,694

Stock options issued			3,635			3,635

Issue of warrants as payment for services			1,188,953	(1,188,953)

Net loss for the year ended April 30, 2007					(1,543,750)	(1,543,750)

Balance, April 30, 2007	11,466,856	1,146	7,936,724	(1,587,033)	(7,256,761)	(905,924)

Amortization of unearned compensation				375,321		375,321

Amortization of financing cost warrants				22,759		22,759

Adjustment of warrants for services			(1,014,953)	1,014,953

Issuance of warrants for financing cost			153,010			153,010

Issuance of stock for financing cost	200,000	20	48,980			49,000

Net loss for the year ended April 30, 2008					(2,435,797)	(2,435,797)

Balance April 30, 2008	11,666,856	$1,166	$7,123,761	$(174,000)	$(9,692,558)	$(2,741,631)

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Consolidated Statements of Cash Flows

	April 30,	April 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,435,797)	$(1,543,750)
Adjustments to Reconcile Net Loss to
Net Cash from Operating Activities:
Depreciation, depletion and amortization	227,974	207,082
Gain on sale of equipment	(102,119)	-
Impairment loss	666,073	-
Amortization of unearned compensation	375,321	376,669
Warrants issued for financing cost	175,769	100,329
Issuance of stock for financing cost	49,000	-
Changes in Operating Assets and Liabilities:
Accounts receivable	111,529	410,371
Inventory	48,835	(4,539)
Unbilled service and drilling cost	-	76,944
Bank overdraft	(16,933)	(10,320)
Accounts payable	23,683	60,099
Accrued expenses	116,324	50,695

Net Cash from Operating Expenses	(760,341)	(276,420)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment	-	(61,275)
Proceeds from sale of equipment	117,451	-
Purchase of oil and gas properties	-	(475)
Proceeds from sale of well equipment and supplies	18,000	-
Proceeds from sale of pipeline	576,500	-
Changes in note receivable	7,900	35,100

Net Cash from Investing Activities	719,851	(26,650)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable	(267,550)	-
Proceeds from borrowings	350,476	299,500
Adjustment on notes payable	-	3,580

Net Cash from Financing Activities	82,926	303,080

NET (INCREASE) DECREASE IN CASH	42,436	0

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	0	0

CASH AND CASH EQUIVALENTS, END OF YEAR	$42,436	$0

See notes to consolidated financial statements.

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2008 and 2007

Note 1 - Basis of Presentation, Liquidity and Continuing Operations

a.   Organization and Basis of Presentation

These consolidated financial statements include the accounts of Miller Petroleum, Inc. and the accounts of its subsidiary, Miller Pipeline Company, Inc. All inter-company balances have been eliminated in consolidation.

The Company’s principal business consists of oil and gas exploration, production and related property management in the Appalachian region of eastern Tennessee. The Company’s corporate offices are in Huntsville, Tennessee. The Company operates as one reportable business segment, based on the similarity of activities.

The Company formed Miller Pipeline Corporation Inc. (“MPC, Inc.”), a wholly-owned subsidiary, to manage the construction and operation of the gathering system used to transport natural gas to market. This pipeline was sold in December 2007.

b.   Continuing Operations

For the past two years we have been involved in a lawsuit with Wind City Oil & Gas, LLC and related entities.

On June 13, 2008 we sold approximately 30,000 acres of oil and gas leases and eight drilled but not completed wells to Atlas America, LLC (Atlas) for $19.625 million. At that time Wind City Oil & Gas, LLC and related entities were paid $10.6 million for 2.9 million shares of Miller’s stock, eight drilled but not completed gas wells, two producing gas wells, and a RD20 drilling rig and related equipment in settlement of all litigation between the parties. See Note 11 for additional information on this subsequent event.

The Company entered into a two-year drilling agreement with Atlas to drill wells for them. We have acquired a second drilling rig to assist in drilling the wells.

See Note 11 - Subsequent Events for more information regarding this transaction.

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

Pipeline facilities are stated at original cost. Depreciation of pipeline facilities is provided on a straight-line basis over the estimated useful life of the pipeline of forty years. The pipeline was sold in December 2007.

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2008 and 2007

Note 1 - Basis of Presentation, Liquidity and Continuing Operations (continued)

d.   Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that an asset be evaluated for impairment when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In accordance with the provisions of SFAS 144, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets we grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties. For the year ended April 30, 2008 the Company expensed $409,948 of equipment and well supplies in inventory to reflect the new, significant emphasis on drilling activities.

The Company also expensed assets of approximately $179,000 for impaired oil and gas wells and approximately $77,000 for old unused equipment. Collectively, these write-offs are included in the Company’s statement of income for the year ended April 30, 2008 under the caption “Impairment Loss”.

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

Since the Company had a net loss for the years ended April 30, 2008 and 2007, the assumed effects of the exercise of the options and warrants to purchase 7,535,000 and 7,055,000 shares of common stock that were outstanding at April 30, 2008 and 2007, respectively, and the application of the treasury stock method would have been anti-dilutive. Therefore, there are no diluted per share amounts in the 2008 and 2007 statements of operations.

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

h.   Fixed Assets

Fixed assets are stated at cost. Depreciation and amortization are computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives are as follows:

Class	Lives in Years
Building	40
Machinery and equipment	5-20
Vehicles	5-7
Office equipment	5

Depreciation expense for the years ended April 30, 2008 and 2007 was $70,821 and $92,096 respectively.

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2008 and 2007

Note 1 - Basis of Presentation, Liquidity and Continuing Operations (continued)

i.   Revenue Recognition

Oil and gas production revenue is recognized as income as production is extracted and sold. Service and drilling income is recognized at the time it is both earned and we have a contractual right to receive the revenue. Turnkey contracts not completed at year end are reported on the completed contract method of accounting. There were no uncompleted contracts at the end of fiscal 2008 and 2007. Sales of various parts and equipment is immaterial for the years ended April 30, 2008 and 2007 and has been combined with service and drilling revenue.

j.   Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. The Company places its cash investments, which at times may exceed federally insured amounts, in highly rated financial institutions.

Accounts receivable arise from sales of gas and oil, equipment and services. Credit is extended based on the evaluation of the customer’s creditworthiness, and generally collateral is not required. Accounts receivable more than 45 days old are considered past due. The Company does not accrue late fees or interest income on past due accounts. Management uses the aging of accounts receivable to establish an allowance for doubtful accounts. Credit losses are written off to the allowance at the time they are deemed not to be collectible. Credit losses have historically been minimal and within management’s expectations. The allowance for doubtful accounts was $15,000 at April 30, 2008 and $5,183 April 30, 2007. Accounts receivable more than 90 days old were $18,971 at April 30, 2008 and $177,427 at April 30, 2007. Bad debt expense for the year ended April 30, 2008 was $51,066.

k.   Inventory

Inventory consists primarily of crude oil in tanks and is carried at cost. Inventory was previously recorded at fair market value, but after a review by management, it was deemed more appropriate to carry it at cost.

 l.   Well Equipment and Supplies

Well equipment held by the Company in the approximate amount of $410,000 was written off during the year ended April 30, 2008. With the Company’s significant redirection into drilling activities, the Company assessed this equipment for impairment and charged the remaining balance to expense. See Impairment note at (d) above.

m.   Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported on the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The most significant assumptions are for asset retirement obligation liabilities and estimated reserves of oil and gas. Oil and gas reserve estimates are developed from information provided by the Company’s management to Lee Keeling & Associates, Inc. of Tulsa, Oklahoma for the years ended April 30, 2008 and 2007, respectively.

n.   Reclassifications

Certain amounts and balances pertaining to the April 30, 2007 financial statements have been reclassified to conform with the April 30, 2008 financial statement presentations.

o.   Stock Warrants

The Company measures its equity transactions with non-employees using the fair value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123R.

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2008 and 2007

Note 1 - Basis of Presentation, Liquidity and Continuing Operations (continued)

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

In December 2007, the SEC staff issued Staff Accounting Bulletin (“SAB”) 110, “Share-based Payment”, which amends SAB 107, “Share-based Payment”, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does nor provide a reasonable basis for estimating the expected term of the options. The Company adopted SAB 110 on January 1, 2008. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2008 and 2007

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

Currently, we are selling oil and natural gas to the following purchasers:

Oil:	Barrett Oil Purchasing purchases oil from the Koppers Fields. Barrett accounted for $320,034 of the Company’s total revenue, which was about 38% of the Company’s total revenue.

Gas:
Cumberland Valley Resources purchases natural gas produced from the joint venture with Delta Producers, Inc. in the Jellico East Field. Delta Producers Inc. accounted for $355,641 of the Company’s total revenue, which was about 37% of the Company’s total revenue.

Tri-Global Holdings, LLC, Montello Resources, LLC and Delta Producers accounted for $196,831, which was about 75% of the Company’s service and drilling revenue.

Note 2 - Statements of Cash Flows Supplemental Disclosure

	2008	2007
Cash Paid For:
Interest	$52,652	$53,247

Non-Cash Financing Activities:
Financing costs from issuance of warrants and stock	224,769	96,694
Common stock issued for services	-	380,304

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2008 and 2007

Note 3 - Oil and Gas Properties - Pipeline Facilities

The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs carrying and retaining unproved properties are expensed. The Company amortizes the oil and gas properties using the unit-of-production method based on total proved reserves. The Company capitalized $0 and $475 of oil and gas properties for the years ended April 30, 2008 and 2007, respectively, and recorded $157,153 and $114,986 of amortization expense for the years ended April 30, 2008 and 2007, respectively. The pipeline and eight gas wells were sold on December 14, 2007 for a total consideration of $576,500.

For the year ended April 30, 2008 the Company expensed approximately $179,000 of impaired oil and gas wells.

Note 4 - Long-Term Debt

The Company had the following debt obligations at April 30, 2008 and April 30, 2007

	April 30, 2008	April 30, 2007
Notes Payable – Related Parties:

Note payable to the Company’s CEO and Chairman of the Board
of Directors, Deloy Miller, secured by equipment and truck titles,
interest at 10.750%, due October 18, 2008	$80,200	$0

Note payable to board member Herman Gettlefinger, unsecured, dated
February 21, 2007, bearing interest at 11% and due November 1, 2007.
This note was paid December 14, 2007		42,000

Notes payable to Sharon Miller, Unsecured, dated April 5, 2007 to
May 17, 2007, bearing interest at 11%, due November 1, 2007. This
note was paid December 14, 2007		72,500
	80,200	114,500
Notes Payable – Other

Note payable to American Fidelity Bank, secured by a trust deed on property, bearing interest at prime, due in monthly payments
of $2,500, with the final payment due in August 2008	346,430	344,114

Note payable to Jade Special Strategy, LLC, unsecured, dated
March 7, 2007, bearing interest based on a sliding scale approximating
120% and due April 30, 2008, and now accruing interest at 18% (see note below)	110,000	110,000

Note payable to Jade Special Strategy, LLC, unsecured, dated
April 17, 2007, bearing interest based on a sliding scale approximating
120% and due April 30, 2008, and now accruing interest at 18% (see note below)	40,000	40,000

Note Payable to Jade Special Strategy, LLC, unsecured, dated
August 2, 2007, bearing interest based on a sliding scale approximating
120% and due April 30, 2008, and now accruing interest at 18% (see note below)	65,000	0

Note payable to Petro Capital Securities, unsecured, dated May 24, 2007,
bearing interest at 10% and due June 30, 2008	35,000	35,000

Note payable to P & J Resources, Inc., unsecured, dated April 2, 2008
bearing interest at 8%	50,000	0

	646,430	529,114
Total Notes Payable	726,630	643,614
Less current maturities on related party notes payable	80,200	114,500
Less current maturities on other notes payable	646,430	202,234
Notes Payable – Long-term	0	326,880

All of the above notes were paid off during June 2008.

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2008 and 2007

Note 4 - Long-Term Debt (continued)

On February 14, 2008 Jade Special Strategy, LLC agreed to extend the notes to April 30, 2008 at a nominal interest rate of 18% per annum, the re-pricing of 200,000 warrants from $0.33 and $0.29 to $0.01, and the issuance of an additional 100,000 warrants at par value. The options represent loan fees and were valued at $59,000.

Note 5 - Related Party Transactions

At April 30, 2008 and 2007 the Company has an account receivable from Herman Gettlefinger, a member of the board of directors, and his wife in the amount of $5,145 and $3,676, respectively for work performed on oil and gas wells.

The Company had notes payable to Sharon Miller (wife of Deloy Miller, majority stockholder) for $72,500 and a note payable to Herman Gettlefinger for $42,000 at April 30, 2007. These notes were paid off in December 2007.

Note 6 - Asset Retirement Obligation

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

The changes in the Company’s liability for the years ended April 30, 2008 and 2007 as follows:

Asset retirement obligation as of April 30, 2006	$17,549
Accretion expense for 2007	16,000
Asset retirement obligation as of April 30, 2007	33,549
Accretion expense for 2008	16,000
Asset retirement obligation as of April 30, 2008	$49,549

The asset retirement obligation is included in the accompanying balance sheet under the caption “Accrued Expenses”.

In addition to this accrual, the Company has $83,000 in restricted cash in escrow for well permits.

Note 7 - Income Taxes

The Company provides deferred income tax assets and liabilities using the liability method for temporary differences between book and taxable income.

A reconciliation of the statutory U. S. Federal income tax and the income tax provision included in the accompanying consolidated statements of operations is as follows:

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2008 and 2007

Note 7 - Income Taxes (continued)

	2008	2007
Current Year Addition:
Federal statutory rate	34%	34%
Federal tax benefit at statutory rate	$828,240	$520,000
State income tax, net of benefit	104,504	68,700
Stock compensation		(128,000)
Stock warrants		(34,100)
	932,744	426,600
Increase in valuation allowance	932,744	(426,600)

Increase in deferred tax asset and valuation allowance	$0	$0

Cumulative Tax Benefit:
Net operating loss carryforward	$4,504,500	$2,964,600
Stock warrants	-	40,000
Valuation allowance	(4,504,500)	(3,004,600)

Net deferred tax benefit	$0	$0

The Company recorded a valuation allowance at April 30, 2008 and 2007 equal to the excess of deferred tax assets over deferred tax liabilities, as management is unable to determine that these tax benefits are more likely than not to be realized.

The Company had available, to offset taxable income, cumulative net operating loss carry forwards arising from the periods since the year ended April 30, 1998 of approximately $10,500,000 at April 30, 2008. The carry forwards begin expiring in 2013.

The open tax years years April 30, 2005, 2006, 2007 and 2008.

Note 8 - Stockholders’ Equity

For the year ended April 30, 2007, no shares were issued. The Company issued 480,000 warrants in connection with the Prospect / Petro loan at an average exercise price of $1.15 per share during the years ended April 30, 2008 and 2007. On April 30, 2007 the Company engaged consultants to assist in the unwind of the Wind City agreement (note 2) in exchange for options to acquire 5,000,000 shares of the Company’s common stock. The options are to be issued upon board approval of the services and are exercisable at $0.21 per share. Additionally, the Company issued 200,000 warrants in connection with borrowings in March and April of 2007 at an average exercise price of $0.29 per share.

On February 14, 2008 Jade Special Strategy, LLC agreed to extend the notes to April 30, 2008 at a nominal interest rate of 18% per annum, the re-pricing of 200,000 warrants from $0.33 and $0.29 to $0.01, and the issuance of an additional 100,000 shares of stock at grant-date fair value. The options represent loan fees and are valued at $59,000.

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

For 2007, the Company continued to use the simplified method for determining estimated option life, due to significant structural changes in its business. Option grants were valued using two and a half to three year lives and volatility of 300%.

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2008 and 2007

 Note 8 - Stockholders’ Equity (continued)

Information regarding the options and warrants at April 30, 2008 and 2007 is as follows:

	2008		2007
	Weighted Shares	Average Exercise Price	Weighted Shares	Average Exercise Price
Options outstanding,
beginning of year	7,055,000	$0.37	1,550,000	$0.81
Options canceled			200,000	2.00
Options exercised			-	-
Options granted	480,000	$1.15	5,705,000	$0.53
Options outstanding,
end of year	7,535,000		7,055,000	$0.38
Options exercisable,
end of year	2,535,000		2,055,000	$0.77
Option price range,
end of year		$0.01 to 1.15		$0.21 to 1.15
Option price range,
exercised shares		n/a		n/a
Options available for grant
at end of year		n/a		n/a
Weighted average fair value of
options granted during the year		$0.20		$0.23

Note 9 - Contingencies

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

Note 10 - Disclosures about Fair Value of Financial Instruments

The carrying amount reported on the balance sheet for cash, accounts and notes receivable, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of notes payable approximate fair value due to the settlement at carrying value of these obligations subsequent to the balance sheet date.

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2008 and 2007

Note 11 – Subsequent Events / Litigation / Employment of New CEO

The Company sold approximately 30,000 acres of oil and gas leases and eight drilled, proved, but uncompleted gas wells for a total consideration of $19.625 million on June 13, 2008. As part of this transaction, the Company paid Wind City Oil & Gas, LLC and related companies $10.6 million in return for 2.9 million shares of Miller’s common stock, the return of all of the Company’s oil and gas leases, a used RD20 drilling rig, compressor and related components, eight drilled but uncompleted gas wells, and two producing gas wells in settlement of all litigation between the Company and Wind City Oil & Gas, LLC.

After the sale was completed, the Company paid off all notes, all undisputed payables, transaction fees of $600,000 to Cresta Capital/Consortium, and paid a transaction fee of $300,000 to Scott Boruff, the new CEO of Miller (see Employment of New CEO below), a former associate of Cresta and a son-in-law of Deloy Miller the former CEO and current Chairman of the Board of Directors.

Cresta was also granted a warrant to purchase one million shares of the Company’s common stock for $1.00 per share for a period expiring three years after the grant date and cancelled the five million performance warrants that it held.

The following proforma balance sheet reflects the sale:

			After
	April 30, 2008	Adjustment	Adjustment
Assets

Cash	$42,436	$6,400,000	$6,442,436
Other Current Assets	202,302		202,302
Total Current Assets	244,738		6,644,738

Net Fixed Assets	565,657	810,000	1,375,657

Oil & Gas Properties	1,544,577	(801,319)	993,258
		250,000

Other Assets	579,500		579,500

Total Assets	$2,934,472		$9,593,153

Liabilities & Stockholders’ Equity
Liabilities
Accounts Payable &
Accrued Expenses	$599,473	$(500,000)	$99,473
Notes Payable	726,630	(726,630)	-
Liability for Stock Repurchase	4,350,000	(4,350,000)	-
Total Liabilities	5,676,103		99,473

Stockholders’ Equity	(2,741,631)	12,235,311	9,493,680

Total Liabilities &
Stockholders’ Equity	$2,934,472		$9,593,153

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2008 and 2007

Note 11 - Subsequent Events / Litigation / Employment of New CEO (continued)

On June 20, 2008 the Company purchased a 2007 Atlas COPCO Model RD III drilling rig and related equipment for approximately $1.9 million. This equipment was financed with a $1.85 million loan secured by a certificate of deposit.

CNX Gas Company, LLC (CNX) commenced litigation in the Chancery Court of Campbell County, State of Tennessee on June 11, 2008 (CNX Gas Company, LLC vs. Miller Petroleum Inc., Civil Action No. 08-071) to enjoin the Registrant from assigning or conveying certain leases described in the Letter of Intent signed by CNX and the Registrant on May 30, 2008 (the “Letter of Intent”); to compel the Registrant to specifically perform the assignments as described in the Letter of Intent; and for damages. A Notice of Lien Lis Pendens was issued June 11, 2008. The court refused to grant a restraining order pending a hearing of the matter on the merits; however, the order entered into by the court with respect thereto prohibits Atlas from conveying the leases for 60 days from the date of the order. Effective June 13, 2008, all of such leases were assigned by the Company to Atlas America, LLC. Should CNX prevail in the proceedings described above, Atlas may be obligated to assign the leases to CNX in consideration of payment to the Registrant by CNX of up to approximately $13.3 million, in which event the Registrant would be obligated to repay Atlas the sum of $19,625,000.

Management’s opinion is that CNX has no proof or basis of its claims in law or in fact, and management’s opinion is that this lawsuit will be dismissed.

On August 6, 2008 the Board of Directors employed Scott M. Boruff as CEO of the Company. The employment contract provided for the following compensation:

•	Base salary of $250,000 per annum, with provision for cost-of-living increases.

•	Sign-on bonus of $300,000, payable immediately in connection with Mr. Boruff’s assistance with the Atlas Transaction.

•	Options to purchase 250,000 shares of the Registrant’s common stock at an exercise price per share of $0.33, with vesting in equal annual installments over a period of four years.

•	A restricted stock grant of 250,000 shares of common stock, with vesting in equal annual installments over a period of four years.

•
Incentive Compensation – For each year of the employment term, (i) cash up to 100% of base salary and (ii) up to 100,000 shares of restricted common stock, in both instances based upon, and subject to, two performance benchmarks, gross revenue and EBITDA. One half of each element of incentive compensation is earned if the gross revenue benchmark is achieved, and the other half of each element is earned if the EBITDA benchmark is achieved.

Mr. Boruff is the son-in-law of Deloy Miller, the former CEO and current Chairman of the Board of Directors.

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2008 and 2007

Note 12 - S.F.A.S. 69 Supplemental Disclosures (Unaudited)

a. Capitalized Costs Relating to Oil and Gas Producing Activities at April 30, 2008 and 2007 are as follows:

	2008	2007
Proved oil and gas properties and related lease equipment
Developed	$2,736,509	$2,783,855
Non-developed
	2,736,509	2,783,855
Accumulated depletion	(1,191,931)	(1,321,416)
Net Capitalized Costs	$1,544,578	$1,462,439

b. Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

Acquisition of Properties Proved and Unproved	$	$-
Exploration Costs		-
Development Costs		474
Total	$	$474

c. Results of Operations for Producing Activities

	2008	2007
Production revenues	$566,478	$509,742
Production costs	(62,213)	(56,072)
Depreciation and amortization	(157,153)	(144,496)
Results of operations for producing activities
(excluding corporate overhead and interest costs)	$347,112	$309,174

d. Reserve Quantity Information

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

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2008 and 2007

Note 12 - S.F.A.S. 69 Supplemental Disclosures (Unaudited) (Continued)

	Oil (Bbls)	Gas (Mcf)
Proved reserves
Balance, April 30, 2006	91,279	980,730
Discoveries and extensions
Revisions of previous estimates	(24,977)	(224,155)
Production	(4,898)	(54,765)

Balance, April 30, 2007	61,404	701,810
Discoveries and extensions
Revisions of previous estimates	17,993	151,669
Return of proved undeveloped properties to the Company	-	1,037,857
Productions	(4,984)	(39,508)

Balance, April 30, 2008	74,413	1,851,858

Proved developed producing
reserves at April 30, 2008	63,068	510,825

Proved developed producing
reserves at April 30, 2007	48,591	624,404

The return of the proved undeveloped properties resulted from the return of the leases from Wind Mill to the Company due to settlement of all litigation.

In addition to the proved developed producing oil and gas reserves reported in the geological and engineering reports, the Company holds ownership interests in various proved undeveloped properties. The reserve and engineering reports performed for the Company were by Lee Keeling & Associates, Inc. for the years ended April 30, 2008 and April 30, 2007. Although wells have been drilled and completed in each of these four properties, certain production and pipeline facilities must be installed before actual gas production will be able to commence. The most recent development plan for these properties indicates that facilities installation and commencement of production as soon as possible. However, such timing as well as the actual financing arrangements that will be secured by the Company is uncertain at this time.

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company’s proved developed reserves for the years ended April 30, 2008 and 2007. Estimated future cash flows were based on independent reserves evaluation from Lee Keeling & Associates, Inc. for the years ended April 30, 2008 and April 30, 2007. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at April 30, 2008 and 2007, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company’s recoverable reserves or in estimating future results of operations.

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The average prices used at April 30, 2008 and 2007 were $103.31 and $55.77 per barrel of oil and $9.36 and $7.15 per Mcf gas, respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

MILLER PETROLEUM, INC.
Notes to the Consolidated Financial Statements
April 30, 2008 and 2007

Note 12 - S.F.A.S. 69 Supplemental Disclosures (Unaudited) (Continued)

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

Standardized measures of discounted future net cash flows at April 30, 2008 and 2007 are as follows:

	2008	2007
Future cash flows	$25,456,619	$8,422,828
Future production costs and taxes	(3,597,397)	(2,402,638)
Future development costs	(1,471,400)	(13,900)
Future income tax expense	(6,320,225)	(1,861,950)
Future cash flows	14,067,597	4,144,340
Discount at 10% for timing of cash flows	(7,323,458)	(2,144,700)
Discounted future net cash flows from proved reserves	$6,744,139	$1,999,640

Of the Company’s total proved reserves as of April 30, 2008 and 20076, approximately 83% and 57%, respectively, were classified as proved developed producing, 17% and 31%, respectively, were classified as proved developed non-producing and 0% and 12%, respectively, were classified as proved undeveloped. All of the Company’s reserves are located in the continental United States.

The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves for April 30, 2008 and 2007.

	April 30,
	2008	2007
Balance, beginning of year	$1,999,640	$3,132,740

Sales, Net of production costs and taxes	(504,265)	(453,670)

Changes in prices and production costs	2,134,824	1,008,950
Revisions of quantity estimates and return of proved undeveloped properties	6,853,630	(3,015,904)
Sale of minerals in place	(714,788)
Development costs incurred	-	474
Net changes in income taxes	(3,024,902)	1,327,050

Balances, end of year	$6,744,139	$1,999,640

Among “revisions of quantity estimates”, the Company has accounted for the effects of changed economic circumstances, including the effects of the change in the Company’s relationship with Wind City, which was the subject of final arbitration in March of 2008. The resolution of the Wind City dispute resulted in the reclassification of several proved undeveloped properties from the Company’s “Investment in Joint Venture” on the April 2007 Balance Sheet, including discounted reserves of approximately $4,648,000.

Item 8.  Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Issuer in the reports it files of submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15 d 0 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on the evaluation and communication from Rodefer Moss & Co to our Audit Committee in August, 2008 that identified a material weakness, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective.

The material weakness identified was that our accounting resources are not adequate to allow sufficient time for the accounting department to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) adequately prepare for our quarterly reviews and annual audit and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Inadequate levels of accounting personnel have also caused us difficulty in filing our 10-Q’s and 10-K within the required time frame.

Due to this material weakness, in preparing our financial statements for the year ended April 30, 2008 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation of internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Given the identification of the above material weakness, we have decided on a course of action that we anticipate will remediate this material weakness. This includes plans to hire additional experienced accounting staff to provide sufficient time and resources to review the consolidation and supporting financial statement disclosure schedules independent of the preparer and research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures.

Item 8B.  Other Information.

None.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table shows the names, ages and positions held by our executive officers, directors and significant employees.

Name	Age	Position
Scott Boruff	45	Chief Executive Officer
Deloy Miller	61	Chairman of the Board of Directors
Lyle H. Cooper	65	Chief Financial Officer
Gary Bible	58	Vice President of Geology
Teresa Cotton	45	Secretary and Treasurer
Charles M. Stivers	46	Director
Herman E. Gettlefinger	75	Director

Business Experience

Scott M. Boruff, elected as director and appointed as Chief Executive Officer of Miller Petroleum August 6, 2008, is a seasoned executive with a diverse business background that includes proven entrepreneurial ventures, a track record of successful development projects and vast deal making experience. Over the past two years, Scott has been a licensed investment banker and director with a New York investment banking firm that was responsible for closing transactions in the $150 to $200 million category. Scott specialized in investment banking consulting services that included structuring of direct financings, recapitalizations, mergers and acquisitions and strategic planning with an emphasis in the gas and oil field. Scott has developed a nationwide network of investors in gas and oil, business, real estate and investment properties. As a commercial real estate broker for over twenty years Scott developed condominium projects, hotels, convention centers, golf courses, apartments and residential subdivisions. Prior to his development career, Scott created several start-up ventures that grew into multi-million dollar companies. As a consultant to Miller Petroleum, Scott led the last three major financial transactions completed by the company. Scott holds a Bachelor of Science Degree in Business Administration from ETSU.

Deloy Miller has been Chairman of the Board of Directors since December 1996, and was Chief Executive Officer from December 1997 to August 2008. Mr. Miller is a seasoned gas and oil professional with more than 30 years of experience in the drilling and production business in the Appalachian basin. During his years as a drilling contractor, he acquired extensive geological knowledge of Tennessee and Kentucky and received training in the reading of well logs. A native Tennessean, Miller is credited with being the leader in converting the Appalachian Basin from cable tool drilling to air drilling, using the Ingersoll-Rand T3 Drillmaster rigs. The introduction of air drilling sparked the 1969 drilling boom and Miller soon became a successful drilling contractor in the southern Appalachian basin. He served two terms as president of the Tennessee Oil & Gas Association and in 1978 the organization named Miller the Tennessee Oil Man of the Year. He continues to serve on the board of that organization. Mr. Miller was appointed by the Governor of Tennessee to be the petroleum industry's representative on the Tennessee Oil & Gas Board, the state agency that regulates gas and oil operations in the state.

Lyle H. Cooper was appointed Chief Financial Officer on January 20, 2006. Mr. Cooper owns a private CPA firm where since 1991 he has specialized in providing accounting, auditing, tax and SEC related services. Mr. Cooper participated as principal in an oil drilling venture in Clinton County, Kentucky in 2003 and 2004.

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

Audit Committee Financial Expert

We have an audit committee consisting of Scott M. Boruff, Herman Gettelfinger and Charles Stivers. Our board of directors has determined that Mr. Stivers is an “audit committee financial expert”, as such term is defined in Section 407(b) of the Sarbanes-Oxley Act of 2002, based on his qualification as a certified public accountant and his prior experience. Mr. Stivers is a member of the Board and is not independent.

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

Code of Ethics

We have adopted a Code of Ethics that applies to our President, Chief Executive Officer, Chief Accounting Officer or Controller and any other persons performing similar functions. Our Code of Ethics is attached as an exhibit to our annual report on Form 10-KSB for the fiscal year ended April 30, 2004. This Code provides written standards that we believe are reasonably designed to deter wrongdoing and promote (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, and (2) full, fair, accurate, timely and understandable disclosure in reports we file with the Securities Exchange Commission. Copies of our Code of Conduct may be obtained without charge by written request to our Secretary, Teresa Cotton, at Miller Petroleum, Inc., 3651 Baker Highway, Huntsville, TN 37756.

Item 10.  Executive Compensation.

Summary Compensation Table

The following table sets forth certain information for the periods indicated concerning compensation paid by the Company to our Chief Executive Officer and each of our other executive officers who received the highest compensation for services rendered to us with respect to the years ended April 30 2008 and 2007:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Deloy Miller Chairman of the Board of Directors	2008 2007	$200,000 $200,000	0 0	0 0	0 0	0 0	0 0	0 0	$200,000 $200,000
Scott M. Boruff Chief Executive Officer	2008 2007	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Lyle H. Cooper Chief Financial Officer	2008 2007	$66,000 $66,000	0 0	0 0	0 0	0 0	0 0	0 0	$66,000 $66,000

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to the value of all equity awards that were outstanding at April 30, 2008.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that Have Not Vested ($)
Deloy Miller	0	0	0	N/A	N/A	0	N/A	N/A	N/A
Scott M. Boruff	0	0	0	N/A	N/A	0	N/A	N/A	N/A
Lyle H. Cooper	0	0	0	N/A	N/A	0	N/A	N/A	N/A

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

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors and executive officers.

Compensation of Directors

The following table summarizes compensation paid to our non-management directors during the fiscal year ended April 30, 2008:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Information ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total
Charles M. Stivers	$500	0	0	0	0	0	0
Herman Gettelfinger	$500	0	0	0	0	0	0

Directors receive an annual fee for Board service of $0 as compensation as well as attendance fees of $500 for each meeting of the Board attended in person and $0 for each meeting attended by telephone. No attendance fees were paid to directors for the fiscal year ended April 30, 2008.

Long-term Incentive Plan:

There have been no awards under any long-term incentive plan during the last completed fiscal year.

Employment Contracts, Termination of Employment and Change in Control Arrangements

On August 6, 2008, we entered into an employment agreement with Scott M. Boruff, our Chief Executive Officer, for an initial term of five years. The employment agreement provides for a base annual salary of $250,000, a sign-on bonus of $300,000, incentive compensation and other customary benefits. The employment agreement also includes two-year non-competition and non-solicitation covenants.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity Compensation Plans Approved by Security Holders	N/A	N/A	N/A
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	N/A	N/A	N/A

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 11, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of our common stock, (ii) each of our directors and each of our named executive officers and (iii) officers and directors as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and is not necessarily indicative of beneficial ownership for any other purpose. Shares of Common Stock that a person has a right to acquire within 60 days are deemed outstanding for purposes of computing the percentage ownership of that person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. We based our calculations of the percentage owned on 14,566,856 shares outstanding on August 11, 2008.

Except as otherwise indicated, each director and named executive officer (1) has sole investment and voting power with respect to the securities indicated or (2) shares investment and/or voting power with that individual’s spouse. The address of each director and named executive officer listed in the table below is c/o Miller Petroleum, Inc. 3651 Baker Highway, Huntsville, Tennessee 37756.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Directors and Officers
Scott M. Boruff	400,000		2.75%
Deloy Miller	4,090,343		28.08%
Charles M. Stivers	20,000		*
Herman E. Gettelfinger	309,845	(1)	2.12%
All directors and executive officers (6 persons)	4,870,188	(2)	34.72%

Beneficial Owner of More Than 5%
Prospect Energy Corporation	2,160,000	(3)	14.83%

* Represents less than 1% of our outstanding common stock.
(1) Includes 100,000 shares held by Mr. Gettelfinger’s spouse.
(2) Includes 50,000 shares issuable to officers upon the exercise of presently exercisable stock options.
(3) Represents 2,160,000 shares issuable upon the exercise of presently exercisable warrants.

Item 12.  Certain Relationships and Related Transactions and Director Independence.

The Company had an account receivable from Herman Gettelfinger, a member of the Board of Directors, and his wife, at April 30, 2008 and April 30, 2007 in the amount of $5,144 and $3,676, respectively for work performed on oil and gas wells.

The Company had notes payable to Sharon Miller (wife of Deloy Miller, majority stockholder) for $72,500 and a note payable to Herman Gettelfinger for $42,000 at April 30, 2007. These notes were paid off in December 2007.

Director Independence

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

Employment Agreements

See “Item 10. Executive Compensation - Employment Contracts, Termination of Employment, and Change in Control Arrangements” which is incorporated by reference herein.

Item 13.  Exhibits.

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation of Miller Petroleum Inc. (1)
3.2	By-laws of Miller Petroleum Inc. (1)
10.1	Purchase and Sale Agreement by and between Atlas America, LLC and Miller Petroleum, Inc., dated as of June 11, 2008 (2)
10.2	Employment Agreement with Scott M. Boruff, dated as of August 1, 2008 (2)
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from our Annual Report on Form 10-KSB, filed on August 7, 1996.
(2) Filed herewith.

Item 14.  Principal Accountant Fees and Services.

The aggregate fees we paid to Rodefer Moss & Company, PLLC for the years ended April 30, 2008 and 2007 were as follows:

	2008	2007
Audit Fees	$70,341	$77,743
Audit-Related Fees		-
Total Audit and Audit-Related Fees	70,341	77,743

Tax Fees		-
All Other Fees		-
Total	$70,341	$77,743

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

MILLER PETROLEUM, INC.

By:	/s/ Scott M. Boruff
Scott M. Boruff Chief Executive Officer

Dated: August 13, 2008

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Deloy Miller
Deloy Miller	Chairman of the Board of Directors

/s/ Lyle H. Cooper
Lyle H. Cooper	Chief Financial Officer

/s/ Charles M. Stivers
Charles M. Stivers	Director

/s/ Herman E. Gettelfinger
Herman E. Gettelfinger	Director