Form 10-Q
period 2008-07-31
MILLER PETROLEUM INC
filed 2008-09-15
CIK 785968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________
Commission file number: 33-2249-FW

                             MILLER PETROLEUM, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

             TENNESSEE                                   62-1028629
             ---------                                   ----------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

3651 BAKER HIGHWAY, HUNTSVILLE, TN          37756
----------------------------------          -----
(Address of principal executive offices)    (Zip Code)

                                 (423) 663-9457
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)                                   Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of Class          No. of Shares Outstanding at September 12, 2008
      Common Stock                              17,771,856

                             MILLER PETROLEUM, INC.
                                    FORM 10-Q
                                  JULY 31, 2008

                                TABLE OF CONTENTS
                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets at July 31, 2008 (Unaudited)
           and April 30, 2008. .............................................   3
         Condensed Consolidated Statements of Operations for the
           Three Months Ended July 31, 2008 and 2007 (Unaudited). ..........   5
         Condensed Consolidated Statement of Stockholders' Deficit for the
           Three Months Ended July 31, 2008 (Unaudited). ...................   6
         Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended July 31, 2008 and 2007 (Unaudited). ..........   7
         Notes to Condensed Consolidated Financial Statements (Unaudited). .   8
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations. ..........................................  12
Item 3.  Quantative and Qualitative Disclosures About Market Risk. .........  17
Item 4T  Controls and Procedures. ..........................................  17
                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings. ................................................  17
Item 1A. Risk Factors. .....................................................  17
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  17
Item 3.  Defaults Upon Senior Securities. ..................................  18
Item 4.  Submission of Matters to a Vote of Security Holders. ..............  18
Item 5.  Other Information. ................................................  18
Item 6.  Exhibits. .........................................................  18

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the availability of sufficient capital to fund the anticipated growth of our company, fluctuations in the prices of oil and gas, the competitive nature of our business environment, our dependence on a limited number of customers, our ability to comply with environmental regulations, changes in government regulations which could adversely impact our business and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             MILLER PETROLEUM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     July 31,        April 30,
                                                       2008            2008
                                                     Unaudited
                                                   ------------    ------------

ASSETS

CURRENT ASSETS

Cash ...........................................   $  5,739,940    $     42,436
Accounts receivable ............................        133,027         131,302
Accounts receivable - related parties ..........          4,177           5,144
Work in process ................................        177,108               -
Inventory ......................................         60,825          65,856
                                                   ------------    ------------

Total Current Assets ...........................      6,115,077         244,738

FIXED ASSETS

Machinery ......................................      3,384,550         571,318
Vehicles .......................................        809,657         248,062
Buildings ......................................        317,635         315,835
Office equipment ...............................         34,690          25,804
                                                   ------------    ------------
                                                      4,546,532       1,161,019
Less: accumulated depreciation .................       (666,680)       (595,362)
                                                   ------------    ------------

Net Fixed Assets ...............................      3,879,852         565,657


OIL AND GAS PROPERTIES
(On the basis of successful efforts accounting)       1,079,133       1,544,577


Land ...........................................        496,500         496,500
Deferred interest ..............................          8,909               -
Cash - restricted ..............................         83,000          83,000
                                                   ------------    ------------

Total Other Assets .............................        588,409         579,500
                                                   ------------    ------------

TOTAL ASSETS ...................................   $ 11,662,471    $  2,934,472
                                                   ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             MILLER PETROLEUM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     July 31,        April 30,
                                                       2008            2008
                                                     Unaudited
                                                   ------------    ------------

LIABILITIES, TEMPORARY EQUITY
  AND PERMANENT STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable - trade .......................   $    197,187    $    389,275
Accrued expenses ...............................         98,535         210,198
Notes payable - related parties ................              -          80,200
Current portion of notes payable ...............      1,860,464         646,430
Income taxes payable ...........................        790,000               -
Liability for stock repurchase .................              -       4,350,000
                                                   ------------    ------------

Total Current Liabilities ......................      2,946,186       5,676,103

LONG-TERM LIABILITIES

Notes payable - other ..........................         51,694               -
                                                   ------------    ------------

Total Long-term Liabilities ....................         51,694               -

    Total Liabilities ..........................      2,997,880       5,676,103


PERMANENT STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, 500,000,000 shares authorized
  at $0.0001 par value, 17,366,856 and
  11,666,856 shares issued and outstanding,
  respectively .................................          1,736           1,166
Additional paid-in capital .....................     12,424,791       6,949,761
Treasury Stock .................................     (4,350,000)              -
Accumulated earnings (deficit) .................        588,064      (9,692,558)
                                                   ------------    ------------

Total Stockholders' Equity (Deficit) ...........      8,664,591      (2,741,631)
                                                   ------------    ------------

TOTAL LIABILITIES
  AND PERMANENT STOCKHOLDERS' EQUITY ...........   $ 11,662,471    $  2,934,472
                                                   ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             MILLER PETROLEUM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  For the Three   For the Three
                                                   Months Ended    Months Ended
                                                     July 31,        July 31,
                                                       2008            2007
                                                   ------------    ------------

REVENUES
Oil and gas revenue ............................   $    214,753    $    136,198
Service and drilling revenue ...................            512          72,908
                                                   ------------    ------------

Total Revenue ..................................        215,265         209,106

COSTS AND EXPENSES

Cost of oil and gas revenue ....................         28,086          14,982
Cost of service and drilling revenue ...........        107,823         171,187
Selling, general and administrative ............        567,322         447,929
Depreciation, depletion and amortization .......        107,570          51,869
                                                   ------------    ------------

Total Costs and Expenses .......................        810,801         685,967
                                                   ------------    ------------

LOSS FROM OPERATIONS ...........................       (595,536)       (476,861)

OTHER INCOME (EXPENSE)
Interest income ................................          9,340              89
Interest expense ...............................        (30,886)        (34,653)
Loan fees and costs ............................        (27,866)              -
Gain on sale of oil and gas properties .........     11,715,570               -
                                                   ------------    ------------

Total Other Income (Expense) ...................     11,666,158         (34,564)
                                                   ------------    ------------

NET INCOME (LOSS) BEFORE INCOME TAXES ..........     11,070,622        (511,425)

INCOME TAXES ...................................        790,000               -
                                                   ------------    ------------

NET INCOME (LOSS) ..............................   $ 10,280,622    $   (511,425)
                                                   ============    ============

BASIC - INCOME (LOSS) PER SHARE ................   $       0.79    $      (0.04)

DILUTED - INCOME (LOSS) PER SHARE ..............   $       0.79    $      (0.04)

BASIC - WEIGHTED AVERAGE SHARES OUTSTANDING ....     13,084,247      14,366,856

DILUTED - WEIGHTED AVERAGE SHARES OUTSTANDING ..     13,084,247      14,366,856

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                          MILLER PETROLEUM, INC.
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                (UNAUDITED)
                                                   Additional                 Accumulated
                                  Common Shares      Paid-in     Treasury       Earnings
                                 Shares    Amount    Capital      Stock        (Deficit)        Total
                               ----------  ------  -----------  -----------   ------------   ------------
Balance, May 1, 2008 ........  11,666,856  $1,166  $ 6,949,761  $         -   $ (9,692,558)  $ (2,741,631)

Warrants issued .............           -       -      174,000            -              -        174,000

To record treasury stock ....   2,900,000     290    4,349,710   (4,350,000)             -              -

Stock issued for compensation   2,800,000     280      923,720            -              -        924,000

To record financing
  warrants for the quarter ..           -       -       27,600            -              -         27,600

Net income for the quarter
  ended July 31, 2008 .......           -       -            -            -     10,280,622     10,280,622
                               ----------  ------  -----------  -----------   ------------   ------------

Balance, July 31, 2008 ......  17,366,856  $1,736  $12,424,791  $(4,350,000)  $    588,064   $  8,664,591
                               ==========  ======  ===========  ===========   ============   ============

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                     6

                             MILLER PETROLEUM, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                    For the Three  For the Three
                                                    Months Ended   Months Ended
                                                    July 31, 2008  July 31, 2007
                                                    -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss) ................................  $ 10,280,622   $   (511,425)

  Depreciation, depletion and amortization .......       107,570         51,869

  Adjustments to Reconcile Net Loss to Net Cash
    Provided (Used) by Operating Activities:
  Gain on sale of oil and gas properties .........   (11,715,570)             -
  Issuance of stock for services .................        99,000         91,688
  Warrant cost ...................................        27,600              -
  Changes in Operating Assets and Liabilities:
    Accounts receivable ..........................          (758)       (38,848)
    Inventory ....................................            31             44
    Bank overdraft ...............................             -         15,065
    Accounts payable .............................      (192,088)       174,766
    Accrued expenses .............................      (111,663)        30,205
    Income taxes payable .........................       790,000              -
                                                    ------------   ------------

  Net Cash Provided (Used) by Operating Activities      (715,256)      (186,636)
                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment ..........................    (3,562,621)             -
  Payment for oil and gas properties .............      (374,000)             -
  Sale of oil and gas properties .................    13,514,090              -
  Proceeds from sale of equipment ................             -          6,381
                                                    ------------   ------------

  Net Cash Provided (Used) by Investing Activities     9,577,469          6,381
                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable ......................      (726,868)       (72,945)
  Proceeds from borrowing ........................     1,912,159        253,200
  Stock repurchase ...............................    (4,350,000)             -
                                                    ------------   ------------

  Net Cash Provided by Financing Activities ......    (3,164,709)       180,255
                                                    ------------   ------------

NET INCREASE IN CASH .............................     5,697,504              0

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...        42,436              0

CASH AND CASH EQUIVALENTS, END OF PERIOD .........  $  5,739,940   $          0
                                                    ============   ============

CASH PAID FOR
  INTEREST .......................................  $     30,886   $     11,625
  INCOME TAXES ...................................  $          -   $          -

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             MILLER PETROLEUM, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

These consolidated financial statements include the accounts of Miller Petroleum, Inc. and the accounts of its subsidiary, Miller Pipeline Company, Inc for the comparative period ended July 31, 2007, only, since this subsidiary was sold in December 2007. All inter-company balances have been eliminated in consolidation.

The Company's principal business consists of oil and gas exploration, production and related property management in the Appalachian region of eastern Tennessee. The Company's corporate offices are in Huntsville, Tennessee. The Company operates as one reportable business segment, based on the similarity of activities.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's April 30, 2008 Annual Report on Form 10-KSB. The results of operations for the period ended July 31, 2008 are not necessarily indicative of operating results for the full year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.

(2) ACCOUNTING POLICIES

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period amounts presented to conform to the current period presentations.

RECENT ACCOUNTING PRONOUNCEMENTS

All issued accounting pronouncements but not yet effective have been determined to be not applicable by management and once adopted is not expected to have a material impact on the financial position of the Company.

(3) SALE OF OIL AND GAS PROPERTIES AND EQUIPMENT PURCHASES

On June 13, 2008 we sold approximately 30,000 acres of oil and gas leases and eight drilled but not completed wells to Atlas America, LLC (Atlas) for $19.625 million. At that time Wind City Oil & Gas, LLC and related entities were paid $10.6 million for 2.9 million shares of Miller's stock, eight drilled but not completed gas wells, two producing gas wells, and a RD20 drilling rig and related equipment in settlement of all litigation between the parties.

The Company will enter into a two-year drilling agreement with Atlas to drill wells for them. We have acquired a second drilling rig to assist in drilling the wells. The Company borrowed $1,850,125, secured by a certificate of deposit, to purchase the second drilling rig.

After the sale was completed, the Company paid off all notes, all undisputed payables, transaction fees of $600,000 to Cresta Capital/Consortium, and paid a transaction fee of $300,000 and issued 2,500,000 shares of common stock valued at $825,000 to Scott Boruff, a former associate of Cresta Capital. Scott Boruff was subsequently hired effective August 1, 2008 as the new CEO of Miller (see Commitments note below), and a son-in-law of Deloy Miller the former CEO and current Chairman of the Board of Directors. Cresta was also granted a warrant to purchase one million shares of the Company's common stock for $1.00 per share for a period expiring three years after the grant date and cancelled the five million performance warrants that it held.

The net gain on this sale of oil and gas property transaction was $11,715,570.

On June 20, 2008 the Company purchased a 2007 COPCO Model RD III drilling rig and related equipment for approximately $1.9 million from Atlas. This equipment was financed with a $1.85 million loan secured by a certificate of deposit.

A third party interested in aforementioned sale of the oil and gas properties is contesting the sale, see the Litigation note below.

(4) PARTICIPANT RECEIVABLES AND RELATED PARTY RECEIVABLES

Participant and related party receivables consist of receivables contractually due from our various joint venture partners in connection with routine exploration, betterment and maintenance activities. Our collateral for these receivables generally consists of lien rights over the related oil producing properties at both April 30, 2008 and July 31, 2008.

(5) LONG-TERM DEBT, WARRANTS, LOAN FEES AND RESTRICTED CASH

The Company had the following debt obligations at July 31, 2008 and April 30,
2008

                                                                               July 31,        April 30,
                                                                                 2008            2008
                                                                              ----------      ----------
Notes Payable - Related Parties:

Note payable to the Company's Chairman of the Board of Directors,
Deloy Miller, secured by equipment and truck titles,
interest at 10.752%, due October 18, 2007 ..............................      $        -      $   80,200
                                                                              ----------      ----------

                                                                                       -          80,200

Notes Payable - Other

Note payable to American Fidelity Bank, secured by a trust deed on property, bearing interest at prime, due in monthly payments
of $2,500, with the final payment due in August 2008 ...................               -         346,430

Note payable to Jade Special Strategy, LLC, unsecured, dated
March 7, 2007, bearing interest based on a sliding scale approximating
120% and due April 30, 2008 ............................................               -         110,000

Note payable to Jade Special Strategy, LLC, unsecured, dated
April 17, 2007, bearing interest based on a sliding scale approximating
120% and due April 30, 2008 ............................................               -          40,000

Note payable to Jade Special Strategy, LLC, unsecured, dated
August 2, 2007, bearing interest based on a sliding scale approximating
120% and due April 30, 2008 ............................................               -          65,000

Note payable to Petro Capital Securities, unsecured, dated May 24, 2007,
bearing interest at 10% and due June 30, 2008 ..........................               -          35,000

Note payable to P & J Resources, Inc., unsecured, dated April 2, 2008,
bearing interest at 8% .................................................               -          50,000

Note payable to Commercial Bank, secured by a certificate of deposit,
Bearing interest at 3.75%, due September 21, 2008 ......................       1,850,125               -

Note payable to GMAC Financing, secured by vehicle, dated
June 27, 2008, bearing zero interest, due in monthly payments of
$861.58, with the final payment due June 27, 2012 ......................          62,034               -
                                                                              ----------      ----------

                                                                               1,912,159         646,430
                                                                              ----------      ----------

     Total Notes Payable ...............................................       1,912,159         726,630
     Less current maturities on related party notes payable ............               -          80,200
     Less current maturities on other notes payable ....................       1,860,464         646,430
                                                                              ----------      ----------
     Notes Payable - Long-term .........................................          51,695               0
                                                                              ==========      ==========

(6) STOCKHOLDERS' EQUITY

During the quarter ended July 31, 2008, we issued the following shares of common stock; 2,500,000 shares and 1,000,000 warrants exercisable at $1.00 per share for a period of three years attributed as a cost of the sale of oil and gas properties transaction valued at $825,000 and $ 174,000 expensed, respectively, as a cost of the transaction, 300,000 shares for past services to the directors valued at $99,000 and expensed, penalty warrants for 120,000 common shares at a price of $1.15 per share with a five-year term valued and expensed at $27,600.

We also repurchased 2,900,000 shares of common stock at $4,350,000, which was previously recorded as equity subject to being repurchased as of April 30, 2008.

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. Since the Company had a net loss for the three month periods ended July 31, 2007, the assumed effects from the exercise of outstanding options and warrants would have been anti-dilutive, and, therefore only basic earnings per share is presented.

There were no dilutive effects of the common stock equivalents for the outstanding vested stock options and warrants for the three months ended July 31, 2008 since the exercise price of such warrants and options exceeded the market price of the Company's common stock at July 31, 2008.

(7) COMMITMENTS

On August 6, 2008 the Board of Directors employed Scott M. Boruff as CEO of the Company. The employment contract, as amended, provided for the following compensation:

   o Base salary of $250,000 per annum, with provision for cost-of-living increases.

   o Options to purchase 250,000 shares of the Registrant's common stock at an exercise price per share of $0.33, with vesting in equal annual installments over a period of four years.

   o A restricted stock grant of 250,000 shares of common stock, with vesting in equal annual installments over a period of four years.

   o Incentive Compensation - For each year of the employment term, (i) cash up to 100% of base salary and (ii) up to 100,000 shares of restricted common stock, in both instances based upon, and subject to, two performance benchmarks, gross revenue and EBITDA. One half of each element of incentive compensation is earned if the gross revenue benchmark is achieved, and the other half of each element is earned if the EBITDA benchmark is achieved.

Mr. Boruff is the son-in-law of Deloy Miller, the former CEO and current Chairman of the Board of Directors.

(8) LITIGATION

CNX Gas Company, LLC (CNX) commenced litigation in the Chancery Court of Campbell County, State of Tennessee on June 11, 2008 (CNX Gas Company, LLC vs. Miller Petroleum Inc., Civil Action No. 08-071) to enjoin the Registrant from assigning or conveying certain leases described in the Letter of Intent signed by CNX and the Registrant on May 30, 2008 (the "Letter of Intent"); to compel the Registrant to specifically perform the assignments as described in the Letter of Intent; and for damages. A Notice of Lien Lis Pendens was issued June 11, 2008. The court refused to grant a restraining order pending a hearing of the matter on the merits; however, the order entered into by the court with respect thereto prohibits Atlas from conveying the leases for 60 days from the date of the order. Effective June 13, 2008, all of such leases were assigned by the Company to Atlas America, LLC. Should CNX prevail in the proceedings described above, Atlas may be obligated to assign the leases to CNX in consideration of payment to the Registrant by CNX of up to approximately $13.3 million, in which event the Registrant would be obligated to repay Atlas the sum of $19,625,000.

Management's opinion is that CNX has no proof or basis of its claims in law or in fact, and management's opinion is that this lawsuit will be dismissed.

(9) SUBSEQUENT EVENTS

In August 2008, the Company entered in an agreement with a broker-dealer and member of FINRA to assist the Company in raising capital through private placements of it securities. Upon execution of the agreement ,the Company paid a $25,000 retainer and issued the firm 250,000 shares of common stock. The firm will be entitled to additional shares of the Company's common stock as compensation for its services upon the closing of various tranches of the private offering.

In August 2008 a consultant was retained for services, whereby they were issued 100,000 shares for the services rendered to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

         We are an exploration and production company that utilizes seismic data, and other technologies for geophysical exploration and development of oil and gas wells. We have partial ownership in 17 producing oil wells and 27 producing gas wells. In addition to our engineering and geological capabilities, we have work-over rigs, dozers, roustabout crews and equipment to set pumping units, tanks and lay flow lines, winch trucks and trailers for traveling support, backhoes, ditchers, fusion machines and welders for pipeline and compression installation, as well as other equipment necessary to take a drilling program from the development stage to completion. We also sell rigs, oilfield trailers, compressors and other miscellaneous oil and gas production equipment.

         During the first quarter of fiscal 2009 we completed two transactions which we believe had both a positive impact on our balance sheet and removed certain historical obstacles in our continued growth. These transactions included:

         Sales of leases and wells to Atlas Energy Recourses, LLC

         Effective as of June 13, 2008 we entered into an agreement with Atlas Energy Resources, LLC pursuant to which we assigned to Atlas Energy:

                  o An unencumbered, undivided 100% working interest and an 80% net revenue interest in and to the oil and gas lease comprising 27,620 acres known as Koppers North and Koppers South and located in Campbell County, Tennessee; and an unencumbered, undivided 100% interest and an 82.5% net revenue interest (net of a 5% overriding royalty interest to us) in and to the oil and gas lease comprising 1,952 acres adjacent to Koppers North and Koppers South and located in Campbell County, Tennessee; and

                  o An unencumbered, undivided 100% working interest and an 80% net revenue interest in eight gas wells on Koppers South. We have the option to repurchase the wells within one year form the closing date or within 30 days after the pipeline to be built by Atlas Energy has been completed and is ready to accept gas for transport.

         The transaction is subject to unwinding pursuant to a pending litigation between our company and CNX Gas Company LLC as previously disclosed. Transferring any of the leases or any interest thereon was also subject to a 60-day standstill period which has since expired.

         The aggregate consideration for the assignment of the leases and wells to Atlas Energy was $19,625,000, $9,025,000 of which was paid us and the remaining $10,600,000 of which was paid directly to Wind City Oil & Gas, LLC in consideration of a settlement of claims between Wind City and our company described below.

         As part of the transaction, we also agreed to contract with Atlas Energy for two rigs for two years to drill wells, commencing a significant commitment to contract drilling. To give Atlas Energy the level of service required, during the first quarter of fiscal 2009 we purchased a 2007 Atlas RD20 III drilling rig and related equipment for approximately $1.9 million. We expect to begin drilling for Atlas Energy in October 2008.

         For two years after the closing date, Atlas Energy granted us the opportunity to bid on any other drilling or service work that Atlas Energy bids on in the State of Tennessee. In addition, we entered into (i) a natural gas transportation agreement with Atlas Energy which provides us access to the Atlas Volunteer Pipeline, to the extent that capacity is available, on substantially the same terms as those offered to the producers delivering into the system; and
(ii) a natural gas processing agreement pursuant to which Atlas Energy will provide gas processing services to us on substantially the same terms as those services are provided to other producers delivering gas into the Atlas Volunteer Pipeline and deliver back to us gas with a heating value of 1,100 BTUs per cubic foot.

         Settlement of Wind City litigation

         Effective as of June 13, 2008, we also settled all issues and controversies with Wind City Oil & Gas, LLC ("Wind City"), Wind Mill Oil & Gas, LLC ("Wind Mill") and Wind City Oil & Gas Management, LLC ("WCOG") pending in the previously disclosed Tennessee litigation, Tennessee arbitration, and litigation in the Southern District of New York. Pursuant to the settlement, we paid Wind City and/or WCOG $10,600,000 for the re-purchase of the 2,900,000 shares of our common stock and reacquisition of all leases previously assigned by us to Wind City, Wind Mill or WCOG, all wells and equipment associated with these leases, all pipeline rights and rights of way, all contract rights, and all other equipment, property and real property rights. As set forth above, we used a portion of the proceeds from the Atlas Energy transaction to pay the settlement amounts.

         In September 2008 we drilled one successful gas well on the Lindsey tract and are currently in the process of drilling a second well, both as part of our joint venture with Delta Producers. During the second quarter of fiscal 2009 we acquired an 810 acre lease for $82,000. We are presently reviewing this lease, as well as our other existing leases, to determine the capital requirements and timing for drilling additional wells.

         At present we have approximately 14,300 acres of oil and gas leases. We retained a 5% royalty interest on a 1,930 acre tract that we expect to be the subject of Atlas Energy drilling. Additionally, we retained the right to participate in up to ten wells with a 25% working interest without promote.

         Finally, in August 2008 Mr. Scott M. Boruff joined our company as Chief Executive Officer succeeding Mr. Deloy Miller, the founder of our company. Mr. Miller is Mr. Boruff's father-in-law. While Mr. Miller remains Chairman of our Board of Directors and will continue to assist our company in obtaining additional leases and supervising various field operational activities, we believe that Mr. Boruff's professional experience as an investment banker will provide us with certain advantages in our efforts to raise additional capital to fund our anticipated growth and expansion.

         With the closing of Atlas Energy transaction and the settlement of the Wind City litigation our management is now able to focus the majority of its efforts on growing our company. We are presently refining our business model in an effort to take advantage of opportunities we believe are available to us, both as a result of our agreement with Atlas Energy and the elimination of various uncertainties surrounding our company as a result of the Wind City litigation. It is anticipated that our focus in future periods will be within five distinct areas, including:

         o Investment partnership management pursuant to which we will seek to drill additional wells, concentrating on the East Tennessee portion of the Southern Appalachian Basin with emphasis in horizontal drilling in Devonian Shale,

         o Organically growing production through drilling for own benefit on existing leases, leveraging our 100,000 plus well log database with a view towards retaining the majority of working interest in the new wells,

         o Expanding our contract drilling and service capabilities and revenues, including through our drilling contract with Atlas Energy and through the purchase of an additional vertical and horizontal drilling rig,

         o Expand our leasing capabilities by implementing strategies unique to the gas and oil industry to secured leases and enter into new partnerships to increase monetary capabilities, and

         o Increase our overall production through economically viable acquisitions of additional wells.

         Our ability, however, to implement one or more of these goals is dependent both upon the availability of additional capital and the augmenting of our senior staff. To fully expand our operations as set forth above, we will need approximately $10 million to $12 million for the purchase of additional drilling equipment and up to $50 million to fund the balance of our expansion plans. To provide this capital, we intent to leverage our existing assets as well as seek to raise capital through the sale of equity and/or debt securities. To facilitate these capital raising efforts, we have recently retained a broker-dealer and member of FINRA to assist us. Our ability to fully implement our expanded business model is dependent on our ability to raise the additional capital on a timely basis so as to take advantage of the opportunities we presently have available to us. We face a number of obstacles, however, in raising the additional capital, including the relative size of our company, the low trading price of our stock and the various uncertainties facing capital markets in general. If we are not able to raise the capital as required, we will be unable to fully implement our expanded business model.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2008 AS COMPARED TO THE THREE MONTHS ENDED JULY 31, 2007

Revenues
--------

         Oil and gas revenue represents revenues generated from the sale of oil and natural gas produced from the wells in which we have a partial ownership interest. Oil and gas revenue is recognized as income as production is extracted and sold. This increase in oil and gas revenue in the first quarter of the fiscal 2009 period resulted from an increase in production. For the first quarter of fiscal 2009 we produced 1,117 barrels of oil and 7,768 Mcf of natural gas as compared to 1,099 barrels of oil and 12,934 Mcf of natural gas during the comparable period in fiscal 2008. In December 2007 we sold eight producing gas wells which had production of approximately 5,300 Mcf per quarter. Our increase in revenues in the fiscal 2009 period is primarily attributable to the price increases in oil and natural gas. At July 31, 2008 oil was priced at $124.91 per barrel versus $65.96 at July 31, 2007. During the first quarter of fiscal 2009 our average sales price per barrel of oil was $115.97 as compared to $59.14 during the first quarter of fiscal 2008. At July 31, 2008 natural gas was $11.47 per Mcf as compared to $6.47 per Mcf at July 31, 2007, and our average sales price per Mcf of natural gas during the first quarter of fiscal 2009 was $10.43 as compared to $6.90 during the first quarter of fiscal 2008.

         Service and drilling revenue represents revenues generated from maintenance and repair of third party wells. Service and drilling income is recognized at the time it is both earned and we have a contractual right to receive the revenue. During the first quarter of fiscal 2009 we did not devote any time or resources to the marketing of this service as our management's primary focus was the sale of the leases to Atlas Energy and the settlement of the Wind City litigation, both of which are described elsewhere in this report. We are in the process of finalizing a two-year drilling contract with Atlas Energy and currently expect to being drilling in October 2008. Depending upon Atlas Energy's road construction schedule, we expect to drill approximately six to eight wells per month.

Expenses
--------

         We follow the successful efforts method of accounting for our oil and gas activities. Accordingly, costs associated with the acquisition, drilling and equipping of successful exploratory wells are capitalized. During the first quarter of fiscal 2009 we capitalized $292,000 of costs as compared to $0 during the first quarter of fiscal 2008. Geological and geophysical costs, delay and surface rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred and are included in the cost of oil and gas revenue. Costs of drilling development wells are capitalized; however, we did not drill any development wells during either period. Upon the sale or retirement of oil and gas properties, the cost thereof and the accumulated depreciation or depletion are removed from the accounts and any gain or loss is credited or charged to operations.

         The cost of oil and gas revenue represents costs associated with contract fees we pay third parties to monitor the oil wells and record production. Gas production is metered and read monthly by a third party company which are specialists. As a percentage of oil and gas revenue, costs of oil and gas revenue was approximately 13% for the first quarter of fiscal 2009 as compared to approximately 11% for the first quarter of fiscal 2008. This increase reflects routine maintenance on two of the wells. We anticipate that our cost of oil and gas revenues will proportionality increase as additional wells are connected. The cost of service and drilling revenue represents direct labor costs of employees associated with these services, as well as costs associated with equipment, parts and repairs. Historically, we have employed approximately five employees who perform the services related to our service and drilling revenue at a cost to us of approximately $31,500 per quarter. Our revenues from these services have not been sufficient to cover the costs of these employees; however, our management made a strategic determination to retain these highly qualified individuals while we were refining our direction. These individuals will provide the services necessary to fulfill the contract drilling services to Atlas Energy beginning during the second quarter of fiscal 2009 and beyond. Accordingly, we anticipate that we will begin reporting gross profits from our service and drilling revenues during the later half of fiscal 2009.

         Selling, general and administrative expense includes salaries, general overhead expenses, insurance costs professional fees and consulting fees. The increase in the first quarter of fiscal 2009 from the first quarter of fiscal 2008 reflects one time legal and professional fees associated with the sales of the leases to Atlas Energy and the settlement of the Wind City litigation together with increased compensation expense. During the first quarter of fiscal 2009 we hired Mr. Scott Boruff to serve as our Chief Executive Officer at an annual salary of $250,000 . As a percentage of total revenue, selling, general and administrative expense was approximately 218% for the first quarter of fiscal 2009 as compared to approximately 214% for the first quarter of fiscal 2008.

         Depreciation, depletion and amortization of capitalized costs of proved oil and gas properties is provided on a pooled basis using the units-of-production method based upon proved reserves. Acquisition costs of proved properties are amortized by using total estimated units of proved reserves as the denominator. All other costs are amortized using total estimated units of proved developed reserves. The increase in depreciation, depletion and amortization in the first quarter of fiscal 2009 from the comparable period in fiscal 2008 reflects an increase in the amount of depreciation due to the purchase of equipment during the first quarter of fiscal 2009.

         The decrease in interest expense for the first quarter of fiscal 2009 from the comparable period in fiscal 2008 reflects the satisfaction of certain loans during the fiscal 2009 period.

         Loan fees and costs in the first quarter of fiscal 2009 represents non-cash expenses related to the fair value of warrants owed in connection with a prior financing transaction.

         During the first quarter of fiscal 2009 we recorded a one time gain of $11,715,570 on the sale of the oil and gas leases to Atlas Energy and the concurrent settlement of the Wind City litigation as described elsewhere herein. As part of the settlement we repurchased 2,900,000 shares of our common stock for $4,350,000 which are reflected on our balance sheet as treasury shares. As a result of these one-time transactions we reported net income of $10,280,622 for the first quarter of fiscal 2009. We do not anticipate that we will enter into similar transactions in future periods.

LIQUIDITY

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At July 31, 2008 we had working capital of $3,168,891 as compared to a working capital deficit of $5,431,365 at April 30, 2008. This change primarily reflects the net cash to us from the sale of the leases and wells to Atlas Energy and the concurrent settlement of Wind City litigation and the satisfaction of the liability for stock repurchase.

         Net cash used by operating activities in the fiscal 2009 period primarily reflects cash used to reduce our accounts payables and accrued expenses as a result of the settlement of the Wind City litigation and increase our income taxes payable. In the fiscal 2008 period we primarily used cash to pay professional and other fees associated with the then ongoing Wind City litigation. Net cash provided by investing activities in the fiscal 2009 period reflects the net cash we received from the Atlas Energy transaction offset by the funds used to satisfy certain notes payables and accounts payable, purchase additional drilling equipment and vehicles and funds used for the purchase of a lease and capitalized costs associated with the receipt of two producing gas wells from Wind City. Net cash provided by investing activities in the fiscal 2008 period represents proceeds to us from the sale of equipment. Net cash used in financing activities for the fiscal 2009 period reflects the repayment of notes payable and the repurchase of shares of our common stock as part of the Wind City settlement offset by proceeds from borrowings to finance the purchase of equipment. During the fiscal 2008 period cash provided by financing activities represented the proceeds from short-term borrowings offset by payments on notes payable.

         Our working capital is sufficient to fund our current level operations for the foreseeable future. Our long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and gas business. A material drop in oil and gas prices or a reduction in production and reserves would reduce our operating results in future periods. We operate in an environment with numerous financial and operating risks, including, but not limited to, the inherent risks of the search for, development and production of oil and gas, the ability to buy properties and sell production at prices which provide an attractive return and the highly competitive nature of the industry.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable to a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as the end of the period covered by this report (the "Evaluation Dates"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded as of the Evaluation Dates that our disclosure controls and procedures were effective such that the information relating to our company required to be disclosed in our reports filed with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 1A. RISK FACTORS.

         Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         In August 2008 we issued 250,000 shares of our common stock valued at $115,000 to a broker-dealer and member of FINRA as partial compensation for services to be rendered to us in connection with a private placement of our securities. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provide by Section 4(2) of that act.

         In August 2008 we also issued 100,000 shares of our common stock valued at $46,000 to an individual as compensation for consulting services rendered to us. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provide by Section 4(2) of that act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS.

Exhibit No.   Description
-----------   -----------

31.1 Rule 13a-14(a)/15d-14(a)certificate of Chief Executive Officer 2002 (Sarbanes-Oxley)
31.2          Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer
32.1          Section 1350certification of Chief Executive Officer
32.2          Section 1350certification of Chief Financial Officer


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MILLER PETROLEUM, INC.
Date: September 15, 2008
                                        By: /s/ Scott M. Boruff
                                            -------------------
                                        Scott M. Boruff
                                        Chief Executive Officer,
                                        principal executive officer

Date: September 15, 2008                By: /s/ Lyle H. Cooper
                                            ------------------
                                        Lyle H. Cooper
                                        Chief Financial Officer,
                                        principal financial and
                                        accounting officer