Form 10-Q
period 2008-10-31
MILLER PETROLEUM INC
filed 2008-12-12
CIK 785968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of Class          No. of Shares Outstanding at December 10, 2008
     --------------          ----------------------------------------------
      Common Stock                             15,616,856

                             MILLER PETROLEUM, INC.
                                    FORM 10-Q
                                OCTOBER 31, 2008

                                TABLE OF CONTENTS
                                                                            Page
                                                                             No.
                                                                            ----
                         PART I. - FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets at October 31, 2008
           (Unaudited) and April 30, 2008 ..................................   3
         Condensed Consolidated Statements of Operations for the
           Three Months Ended October 31, 2008 and 2007 (Unaudited) and
           the Six Months Ended October 31, 2008 and 2007 (Unaudited) ......   5
         Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended October 31, 2008 and 2007 (Unaudited) ..........   6
         Notes to Condensed Consolidated Financial Statements (Unaudited) ..   7
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations. ..........................................  13
Item 3.  Quantative and Qualitative Disclosures About Market Risk. .........  18
Item 4T  Controls and Procedures. ..........................................  18
                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings. ................................................  19
Item 1A. Risk Factors. .....................................................  19
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  19
Item 3.  Defaults Upon Senior Securities. ..................................  19
Item 4.  Submission of Matters to a Vote of Security Holders. ..............  19
Item 5.  Other Information. ................................................  19
Item 6.  Exhibits. .........................................................  19

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

                           OTHER PERTINENT INFORMATION

         Unless specifically set forth to the contrary, when used in this report the terms the "Company," "we," "us," "ours," and similar terms refers to Miller Petroleum, Inc., a Tennessee corporation and our subsidiaries, Miller Rig & Equipment, LLC, Miller Drilling TN, LLC and Miller Energy Services, LLC.

         The information which appears on our web site at www.millerpetroleum.com is not part of this report.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             MILLER PETROLEUM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
                                                     October 31,     April 30,
                                                        2008            2008
                                                      Unaudited
                                                    ------------   ------------

CURRENT ASSETS

Cash .............................................  $  3,785,779   $     42,436
Accounts receivable ..............................       156,687        131,302
Accounts receivable - related parties ............        66,965          5,144
Inventory ........................................        43,972         65,856
                                                    ------------   ------------

Total Current Assets .............................     4,053,403        244,738

Fixed Assets .....................................     5,316,456      1,161,019
Less: accumulated depreciation ...................      (763,976)      (595,362)
                                                    ------------   ------------

Net Fixed Assets .................................     4,552,480        565,657


OIL AND GAS PROPERTIES

(On the basis of successful efforts accounting) ..     1,764,351      1,544,577


Land .............................................       606,500        496,500
Deferred interest ................................         8,209              -
Prepaid offering cost ............................       242,925              -
Cash - restricted ................................        83,000         83,000
                                                    ------------   ------------

Total Other Assets ...............................       940,634        579,500
                                                    ------------   ------------

TOTAL ASSETS .....................................  $ 11,310,868   $  2,934,472
                                                    ============   ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             MILLER PETROLEUM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                     October 31,     April 30,
                                                        2008            2008
                                                      Unaudited
                                                    ------------   ------------

CURRENT LIABILITIES

Accounts payable - trade .........................  $    251,186   $    389,275
Accrued expenses .................................       108,706        210,198
Notes payable - related parties ..................             -         80,200
Current portion of notes payable .................     1,858,387        646,430
Income taxes payable .............................       241,457              -
Shares subject to redemption .....................             -      4,350,000
                                                    ------------   ------------

Total Current Liabilities ........................     2,459,736      5,676,103

LONG-TERM LIABILITIES

Deferred income taxes payable ....................       332,303              -
Notes payable - other ............................        48,248              -
                                                    ------------   ------------

Total Long-term Liabilities ......................       380,551              -

    Total Liabilities ............................     2,840,287      5,676,103


STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, 500,000,000 shares authorized at
  $0.0001 par value, 15,616,856 and 11,666,856
  shares issued and outstanding, respectively .. .         1,561          1,166
Additional paid-in capital .......................     8,452,148      6,949,761
Accumulated earnings (deficit) ...................        16,872     (9,692,558)
                                                    ------------   ------------

Total Stockholders' Equity (Deficit) .............     8,470,581     (2,741,631)
                                                    ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......  $ 11,310,868   $  2,934,472
                                                    ============   ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                          MILLER PETROLEUM, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)
                                             For the Three   For the Three   For the Six     For the Six
                                             Months Ended    Months Ended    Months Ended    Months Ended
                                              October 31,     October 31,     October 31,     October 31,
                                                 2008            2007            2008            2007
                                             ------------    ------------    ------------    ------------
REVENUES
Oil and gas revenue ......................   $    196,147    $    174,264    $    410,900    $    310,462
Service and drilling revenue .............        288,429         100,240         288,941         173,148
                                             ------------    ------------    ------------    ------------

Total Revenue ............................        484,576         274,504         699,841         483,610

COSTS AND EXPENSES

Cost of oil and gas revenue ..............         28,988          19,169          58,399          34,151
Cost of service and drilling revenue .....        395,847          68,519         502,346         239,706
Selling, general and administrative ......        713,596         330,319       1,280,918         778,248
Depreciation, depletion and amortization .         97,277          58,379         204,846         110,248
                                             ------------    ------------    ------------    ------------

Total Costs and Expenses .................      1,235,708         476,386       2,046,509       1,162,353
                                             ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS .....................        751,132         201,882       1,346,668         678,743

OTHER INCOME (EXPENSE)
Interest income ..........................         20,879             623          30,219             712
Interest expense .........................        (19,347)        (60,779)        (50,233)        (95,431)
Loan fees and costs ......................        (46,382)        (43,293)        (74,248)        (43,293)
Gain on sale of equipment ................          8,550          88,250           8,550          88,250
Gain on sale of oil and gas properties ...              -               -      11,715,570               -
                                             ------------    ------------    ------------    ------------

Total Other Income (Expense) .............        (36,300)        (15,199)     11,629,858         (49,762)
                                             ------------    ------------    ------------    ------------

NET INCOME (LOSS) BEFORE INCOME TAXES ....       (787,432)       (217,081)     10,283,190        (728,505)

INCOME TAX EXPENSE (BENEFIT) .............       (216,240)              -         573,760               -
                                             ------------    ------------    ------------    ------------

NET INCOME (LOSS) ........................   $   (571,192)   $   (217,081)   $  9,709,430    $   (728,505)
                                             ============    ============    ============    ============

BASIC AND DILUTED- INCOME (LOSS) PER SHARE   $      (0.04)   $      (0.02)   $       0.73    $      (0.05)



BASIC AND DILUTED- WEIGHTED AVERAGE
 SHARES OUTSTANDING ......................     14,852,182      14,460,334      13,259,519      14,413,595

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                     5

                             MILLER PETROLEUM, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                    For the Six    For the Six
                                                    Months Ended   Months Ended
                                                     October 31,    October 31,
                                                        2008           2007
                                                    ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss) ................................  $  9,709,430   $   (728,505)

  Depreciation, depletion and amortization .......       204,846        110,248

  Adjustments to Reconcile Net Loss to Net Cash
    Provided (Used) by Operating Activities:
  Gain on sale of equipment ......................        (8,550)       (88,250)
  Gain on sale of oil and gas properties .........   (11,715,570)             -
  Issuance of stock for services .................       297,000        136,218
  Issuance of stock options for services .........        17,800         34,000
  Warrant cost ...................................        73,982          9,293
  Changes in Operating Assets and Liabilities:
    Accounts receivable ..........................       (87,206)       (67,932)
    Inventory ....................................        21,884        (35,925)
    Bank overdraft ...............................             -         (9,183)
    Accounts payable .............................      (138,089)       211,735
    Accrued expenses .............................      (101,492)       105,963
    Income taxes payable .........................       573,760              -
                                                    ------------   ------------

  Net Cash Used by Operating Activities ..........    (1,152,205)      (322,338)
                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment and improvements .........    (4,153,830)             -
  Option to sell gas properties ..................             -         50,000
  Sale of oil and gas properties .................    13,514,090              -
  Purchase of oil and gas properties .............    (1,091,423)             -
  Purchase of land ...............................      (110,000)             -
  Proceeds from sale of equipment ................        19,000        103,381
  Deferred interest ..............................        (8,209)             -
                                                    ------------   ------------

  Net Cash Provided by Investing Activities ......     8,169,628        153,381
                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable ......................      (730,314)      (152,798)
  Proceeds from borrowing ........................     1,912,159        321,755
  Stock repurchase ...............................    (4,350,000)             -
  Prepaid offering cost ..........................      (105,925)             -
                                                    ------------   ------------

  Net Cash Provided (Used) by Financing Activities    (3,274,080)       168,957
                                                    ------------   ------------

NET INCREASE IN CASH .............................     3,743,343              -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...        42,436              -

CASH AND CASH EQUIVALENTS, END OF PERIOD .........  $  3,785,779   $          -
                                                    ============   ============

CASH PAID FOR
  INTEREST .......................................  $    146,955   $      7,692
  INCOME TAXES ...................................  $          -   $          -

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND
FINANCING ACTIVITIES:
Common stock issued for prepaid offering costs ...  $    115,000   $          -

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             MILLER PETROLEUM, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

These consolidated financial statements include the accounts of Miller Petroleum, Inc. and the accounts of its subsidiary, Miller Pipeline Company, Inc for the comparative period ended October 31, 2007, only, since this subsidiary was sold in December 2007. All inter-company balances have been eliminated in consolidation.

These consolidated financial statements include the accounts of Miller Petroleum, Inc. and the accounts of its subsidiaries, Miller Drilling TN, LLC, Miller Rig & Equipment, LLC and Miller Energy Services, LLC for the comparative period ended October 31, 2008 only, since these subsidiaries started up in the three months ended, October 31, 2008. All inter-company balances have been eliminated in consolidation.

The Company's principal business consists of oil and gas exploration, production and related property management in the Appalachian region of eastern Tennessee. The Company's corporate offices are in Huntsville, Tennessee. The Company operates as one reportable business segment, based on the similarity of activities.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's April 30, 2008 Annual Report on Form 10-KSB. The results of operations for the period ended October 31, 2008 are not necessarily indicative of operating results for the full year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.

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

(3) SALE OF OIL AND GAS PROPERTIES AND EQUIPMENT PURCHASES

On June 13, 2008 we sold approximately 30,000 acres of oil and gas leases and eight drilled but not completed wells to Atlas America, LLC ("Atlas") for $19.625 million. At that time Wind City Oil & Gas, LLC and related entities were paid $10.6 million for 2.9 million shares of the Company's common stock, eight drilled but not completed gas wells, two producing gas wells, and a RD20 drilling rig and related equipment in settlement of all litigation between the parties.

On November 10, 2008, the Company finalized a drilling contract with Atlas Energy Resources, LLC, an affiliate of Atlas. This is a two year agreement that will utilize two of the Company's drilling rigs operating in the East Tennessee area of the Appalachian Basin. We acquired a 2007 COPCO Model RD III drilling rig and related equipment drilling rig from Atlas to assist in drilling the wells. This rig has been mobilized to the site and has commenced drilling operations. The Company borrowed $1,850,125, secured by a certificate of deposit, to purchase this drilling rig.

After the sale was completed, the Company paid off all notes, all undisputed payables, transaction fees of $600,000 to Cresta Capital/Consortium, and paid a transaction fee of $300,000 and issued 2,500,000 shares of common stock valued at $825,000 to Scott Boruff, a former associate of Cresta Capital. Boruff was subsequently hired effective August 1, 2008 as the new CEO of the Company (see Commitments note below). He is a son-in-law of Deloy Miller the former CEO and current Chairman of the Board of Directors. Cresta was also granted a warrant to purchase one million shares of the Company's common stock for $1.00 per share for a period expiring three years after the grant date and cancelled the five million performance warrants that it held.

The net gain on this sale of oil and gas property transaction was $11,715,570.

A third party interested in aforementioned sale of the oil and gas properties is contesting the sales. See the Litigation note below.

(4) PARTICIPANT RECEIVABLES AND RELATED PARTY RECEIVABLES

Participant and related party receivables consist of receivables contractually due from our various joint venture partners in connection with routine exploration, betterment and maintenance activities. Our collateral for these receivables generally consists of lien rights over the related oil producing properties at both April 30, 2008 and October 31, 2008.

(5) LONG-TERM DEBT, WARRANTS, LOAN FEES AND RESTRICTED CASH

The Company had the following debt obligations at October 31, 2008 and April 30, 2008.

                                                                           October 31,   April 30,
                                                                              2008         2008
                                                                           ----------   ----------
Notes Payable - Related Parties:

Note payable to the Company's Chairman of the Board of Directors,
Deloy Miller, secured by equipment and truck titles,
interest at 10.752%, due October 18, 2007 ..............................   $        -   $   80,200
                                                                           ----------   ----------

                                                                                    -       80,200

Notes Payable - Other:

Note payable to American Fidelity Bank, secured by a trust deed on property, bearing interest at prime, due in monthly payments
of $2,500, with the final payment due in August 2008 ...................            -      346,430

Note payable to Jade Special Strategy, LLC, unsecured, dated March 7,
2007, bearing interest based on a sliding scale approximating
120% and due April 30, 2008 ............................................            -      110,000

Note payable to Jade Special Strategy, LLC, unsecured, dated April 17,
2007, bearing interest based on a sliding scale approximating
120% and due April 30, 2008 ............................................            -       40,000

Note payable to Jade Special Strategy, LLC, unsecured, dated August 2,
2007, bearing interest based on a sliding scale approximating
120% and due April 30, 2008 ............................................            -       65,000

Note payable to Petro Capital Securities, unsecured, dated May 24, 2007,
bearing interest at 10% and due June 30, 2008 ..........................            -       35,000

Note payable to P & J Resources, Inc., unsecured, dated April 2, 2008,
bearing interest at 8% .................................................            -       50,000

Note payable to Commercial Bank, secured by a certificate of deposit,
Bearing interest at 3.75%, due December 22, 2008 .......................    1,848,047            -

Note payable to GMAC Financing, secured by vehicle, dated June 27,
2008, bearing zero interest, due in monthly payments of
$861.58, with the final payment due June 27, 2012 ......................       58,588            -
                                                                           ----------   ----------

                                                                            1,906,635      646,430
                                                                           ----------   ----------

     Total Notes Payable ...............................................    1,906,635      726,630
     Less current maturities on related party notes payable ............            -       80,200
     Less current maturities on other notes payable ....................    1,858,387      646,430
                                                                           ----------   ----------
     Notes Payable - Long-term .........................................       48,248            -
                                                                           ==========   ==========

(6) STOCKHOLDERS' EQUITY

During the six months ended October 31, 2008, we issued the following securities: 3,600,000 shares, which included 2,500,000 shares issued to Mr. Boruff and 1,000,000 warrants exercisable at $1.00 per share for a period of three years to Cresta Capital/Consortium attributed as a cost of the sale of oil and gas properties transaction, as well as 800,000 shares to employees and a consultant as compensation, which in the aggregate were valued at $825,000 and $174,000 expensed, respectively; 300,000 shares for past services to the directors valued at $99,000 and expensed; and penalty warrants for 240,000 common shares at a price of $1.15 per share with a five-year term valued and expensed at $73,980.

In August 2008 we engaged a broker-dealer and member of FINRA to assist us in raising capital by means of a private placement of securities. As initial compensation for their services, we paid 250,000 shares of our common stock, valued at $115,000.

We also repurchased 2,900,000 shares of common stock at $4,350,000, which was previously recorded as equity subject to being repurchased as of April 30, 2008.

In October, 2008 we issued 100,000 shares of our common stock to two individuals as compensation for a finder's fee related to the introduction of our company to a broker-dealer.

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. Since the Company had a net loss for the six month period ended October 31, 2007, the assumed effects from the exercise of outstanding options and warrants would have been anti-dilutive, and, therefore only basic earnings per share is presented.

There were no dilutive effects of the common stock equivalents for the outstanding vested stock options and warrants for the six months ended October 31, 2008 since the exercise price of such warrants and options exceeded the market price of the Company's common stock at October 31, 2008.

(7) STOCK OPTIONS

The Company has adopted SFAS No. 123R, "Share Based Payments". SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $265,800 and $9,293 in additional compensation expense during the six months ended October 31, 2008 and 2007, respectively. Such amount is included in general and administrative expenses on the statement of operations.

For the six months ended October 31, 2008, the Company recorded stock-based compensation expense of $17,800 related to stock options granted during the period.

During the six months ended October 31, 2008, the Company issued 1,000,000 warrants exercisable at $1.00 per share for a period of three years attributed as a cost of the sale of oil and gas properties transaction valued at $174,000 and expensed.

Penalty warrants for 240,000 common shares at a price of $1.15 per share with a five-year term valued and expensed at $74,000.

A summary of the stock options and warrants as of October 31, 2008 and 2007 and changes during the periods is presented below:

                            Six Months Ended          Six Months Ended
                            October 31, 2008          October 31, 2007
                         ----------------------    ----------------------
                          Number of    Weighted     Number of    Weighted
                           Options      Average      Options      Average
                             and       Exercise        and       Exercise
                          Warrants       Price      Warrants      Price
                         ----------    --------    ----------    --------
Balance at April 30 ..    7,535,000       0.20      7,055,000       0.38

Granted ..............    1,615,000       0.84        240,000       1.15
Exercised ............            -          -              -          -
Expired ..............            -          -              -          -
Cancelled ............   (5,000,000)      0.22              -          -
                         ----------      -----     ----------      -----
Balance at October 31     4,150,000      $0.84      7,295,000      $0.41

Options exercisable at
October 31 ...........    3,790,625      $0.42      2,295,000      $0.46
                         ==========      =====     ==========      =====

The following table summarizes information concerning stock options and warrants outstanding and exercisable at October 31, 2008:

                                                          Options and Warrants
          Options and Warrants Outstanding                     Exercisable
----------------------------------------------------     -----------------------
                               Weighted
                               Average      Weighted                    Weighted
 Range of                     Remaining      Average                    Average
 Exercise       Number       Contractual    Exercise       Number       Exercise
  Price       Outstanding       Life         Price       Exercisable     Price
----------    -----------    -----------    --------     -----------    --------
$0.01-1.15      2,535,000     1.5 Years     $   0.81       2,535,000    $   0.81
$0.40-1.00      1,125,000       3 years     $   0.94       1,000,000    $   1.00
$     0.33        250,000      10 years     $   0.33          15,625    $   0.33
$     1.15        240,000     2.5 years     $   1.15         240,000        1.15
              -----------                   --------     -----------    --------
                4,150,000                   $   0.84       3,790,625    $   0.42
              ===========                   ========     ===========    ========

All options and warrants were issued at the fair market of common stock on the date of grant.

(8) COMMITMENTS

On August 6, 2008 the Board of Directors employed Scott M. Boruff as CEO of the Company. The employment contract, as amended, provided for the following compensation:

   o Base salary of $250,000 per annum, with provision for cost-of-living increases.

   o Options to purchase 250,000 shares of the Company's common stock at an exercise price per share of $0.33, with vesting in equal annual installments over a period of four years.

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

In August 2008 we engaged a broker-dealer and member of FINRA to assist us in raising capital by means of a private placement of securities. As initial compensation for their services, we paid the firm a $25,000 retainer, issued the firm's assigns 250,000 shares of our common stock, valued at $115,000 and agreed to pay a monthly consulting fee of $5,000. Upon the successful completion of the private offering we will be obligated to pay the firm certain cash compensation and issue them up to an additional 150,000 shares of our common stock in amounts to be determined based upon the gross proceeds received by us from the financing.

(9) LITIGATION

CNX Gas Company, LLC (CNX) commenced litigation in the Chancery Court of Campbell County, State of Tennessee on June 11, 2008 (CNX Gas Company, LLC vs. Miller Petroleum Inc., Civil Action No. 08-071) to enjoin the Registrant from assigning or conveying certain leases described in the Letter of Intent signed by CNX and the Company on May 30, 2008 (the "Letter of Intent"); to compel the Company to specifically perform the assignments as described in the Letter of Intent; and for damages. A Notice of Lien Lis Pendens was issued June 11, 2008. The court refused to grant a restraining order pending a hearing of the matter on the merits; however, the order entered into by the court with respect thereto prohibits Atlas from conveying the leases for 60 days from the date of the order. Effective June 13, 2008, all of such leases were assigned by the Company to Atlas. Should CNX prevail in the proceedings described above, Atlas may be obligated to assign the leases to CNX in consideration of payment to the Company by CNX of up to approximately $13.3 million, in which event the Company would be obligated to repay Atlas the sum of $19,625,000.

The Company believes the claims to be baseless and is aggressively defending this action.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. EXECUTIVE SUMMARY

We are an exploration and production company that utilizes seismic data, and other technologies for geophysical exploration and development of oil and gas wells. We have partial ownership in 20 producing oil wells and 30 producing gas wells. In addition to our engineering and geological capabilities, we have work-over rigs, dozers, roustabout crews and equipment to set pumping units, tanks and lay flow lines, winch trucks and trailers for traveling support, backhoes, ditchers, fusion machines and welders for pipeline and compression installation, as well as other equipment necessary to take a drilling program from the development stage to completion. We also sell rigs, oilfield trailers, compressors and other miscellaneous oil and gas production equipment.

During the first half of fiscal year 2009 we completed two transactions which we believe had both a positive impact on our balance sheet and removed certain historical obstacles in our continued growth. These transactions included:

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

As part of the transaction, we also agreed to contract with Atlas Energy for two rigs for two years to drill wells, commencing a significant commitment to contract drilling. To give Atlas Energy the level of service required, during the first quarter of fiscal 2009 we acquired a 2007 COPCO Model RD III drilling rig and related equipment from Atlas to assist in drilling the wells. This rig has been mobilized to the site and has commenced drilling operations. We borrowed $1,850,125, secured by a certificate of deposit, to purchase this drilling rig.

For two years after the closing date, Atlas Energy granted us the opportunity to bid on any other drilling or service work that Atlas Energy bids on in the State of Tennessee. In addition, we entered into:

   o A natural gas transportation agreement with Atlas Energy which provides us access to the Atlas Volunteer Pipeline, to the extent that capacity is available, on substantially the same terms as those offered to the producers delivering into the system; and

   o A natural gas processing agreement pursuant to which Atlas Energy will provide gas processing services to us on substantially the same terms as those services are provided to other producers delivering gas into the Atlas Volunteer Pipeline and deliver back to us gas with a heating value of 1,100 BTUs per cubic foot.

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

OUR CURRENT FOCUS

During the second quarter of fiscal 2009 we acquired leases for an additional 3,539 acres for aggregate consideration of approximately $500,000. The terms of these leases which have a net revenue interest of 87.5% run from three to five years. We are presently reviewing these leases, as well as our other existing leases, to determine the capital requirements and timing for drilling additional wells. At present we have approximately 17,839 acres of oil and gas leases. We also retained a 5% royalty interest on a 1,930 acre tract that we expect to be the subject of Atlas Energy drilling. Additionally, we retained the right to participate in up to ten wells with a 25% working interest without promote.

With the closing of Atlas Energy transaction and the settlement of the Wind City litigation our management is now able to focus the majority of its efforts on growing our company. During fiscal 2009 we have augmented our senior management through the hiring of Mr. Scott M. Boruff to serve as our CEO and Mr. Paul W. Boyd to serve as our Chief Financial Officer. We are also continuing to focus our short-term efforts on five distinct areas, including:

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

Our ability, however, to implement one or more of these goals is dependent both upon the availability of additional capital. To fully expand our operations as set forth above, we will need up to $15 million for the purchase of additional drilling equipment and up to $50 million to fund the balance of our expansion plans. To provide the expansion capital, we intend to leverage our existing assets as well as seek to raise additional capital through the sale of equity and/or debt securities. To facilitate these capital raising efforts, we have recently retained a broker-dealer and member of FINRA to assist us. However, our ability to fully implement our expanded business model is dependent on our ability to raise the additional capital on a timely basis so as to take advantage of the opportunities we presently have available to us. We face a number of obstacles, however, in raising the additional capital, including the relative size of our company, the low trading price of our stock and the various uncertainties facing capital markets in general and small-cap companies in particular. If we are not able to raise the capital as required, we will be unable to fully implement our expanded business model.

RESULTS OF OPERATIONS

REVENUES
--------

Oil and gas revenue represents revenues generated from the sale of oil and natural gas produced from the wells in which we have a partial ownership interest. Oil and gas revenue is recognized as income as production is extracted and sold. We reported increases in oil and gas revenues for both the three and six months ended October 31, 2008 from the comparable periods in fiscal 2008. In both periods, the increases in oil and gas revenue resulted primarily from an increase in production and price, notwithstanding the sale in December 2007 of eight producing gas wells which had production of approximately 5,300 Mcf per quarter. At October 31, 2008 oil was priced at $72.75 per barrel versus $77.56 at October 31, 2007 and at October 31, 2008 natural gas was $7.16 per Mcf as compared to $6.33 per Mcf at October 31, 2007.

For the three months ended October 31, 2008 we produced 1,268 barrels of oil and 11,059 Mcf of natural gas as compared to 1,319 barrels of oil and 13,548 Mcf of natural gas during the comparable period in 2007. Our increase in revenues for the three months ended October 31, 2008 is attributable to the price increases in oil and natural gas. During the three months ended October 31, 2008 our average sales price per barrel of oil was $97.28 as compared to $70.91 during the three months ended October 31, 2007. During the three months ended October 31, 2008 as compared to the three months ended October 31, 2007 our average sales price per Mcf of natural gas was $8.05 as compared to $5.88.

For the first half of fiscal year 2009 we produced 2,385 barrels of oil and 18,827 Mcf of natural gas as compared to 2,418 barrels of oil and 25,942 Mcf of natural gas during the comparable period in fiscal 2008. During the first half of fiscal year 2009 our average sales price per barrel of oil was $104.04 as compared to $65.67 during the first half of fiscal year 2008, and our average sales price per Mcf of natural gas during the first half of fiscal year 2009 was $9.90 as compared to $6.46 during the first half of fiscal year 2008.

Service and drilling revenue represents revenues generated from maintenance and repair of third party wells. Service and drilling income is recognized at the time it is both earned and we have a contractual right to receive the revenue. Our service and drilling revenue increased approximately 188% for the three months ended October 31, 2008 as compared to the three months ended October 31, 2007. During the three months ended October 31, 2007 we did not devote as much time or resources to the marketing of this service as our management's primary focus was the sale of the leases to Atlas Energy and the settlement of the Wind City litigation, both of which are described elsewhere in this report. In addition, during the second quarter of fiscal 2009 we finalized a two-year drilling contract with Atlas Energy in November 2008 and have commenced drilling. Depending upon Atlas Energy's road construction schedule, we expect to drill approximately six to eight wells per month.

EXPENSES
--------

We follow the successful efforts method of accounting for our oil and gas activities. Accordingly, costs associated with the acquisition, drilling and equipping of successful exploratory wells are capitalized. During the six months ended October 31, 2008 we capitalized approximately $310,000 of costs associated with the acquisition, drilling and equipping of these wells as compared to $0 during the comparable periods in fiscal year 2008. However, geological and geophysical costs, delay and surface rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred and are included in the cost of service and drilling revenue. Finally, costs of drilling development wells are capitalized; however, we did not drill any development wells during either period. Upon the sale or retirement of oil and gas properties, the cost thereof and the accumulated depreciation or depletion are removed from the accounts and any gain or loss is credited or charged to operations.

The cost of oil and gas revenue also represents costs associated with contract fees we pay third parties to monitor the oil wells and record production. Gas production is metered and read monthly by third party companies which are specialists. As a percentage of oil and gas revenue, costs of oil and gas revenue was approximately 14.8% for the three months ended October 31, 2008 as compared to 11.0% for the three months ended October 31, 2007. As a percentage of oil and gas revenue, costs of oil and gas revenue was approximately 14.2% for the first half of fiscal year 2009 as compared to approximately 11.0% for the first half of fiscal year 2008. These increases reflect the increased cost of operating the wells, in part due to fuel cost. We anticipate that our cost of oil and gas revenues will proportionality increase as additional wells are connected. The cost of service and drilling revenue represents direct labor costs of employees associated with these services, as well as costs associated with equipment, parts and repairs. Historically, we have employed approximately five employees who perform the services related to our service and drilling revenue at a cost to us of approximately $31,500 per quarter. Our revenues from these services have not been sufficient to cover the costs of these employees; however, our management made a strategic determination to retain these highly qualified individuals while we were refining our direction. These individuals will provide the services necessary to fulfill the contract drilling services to Atlas Energy beginning in the third quarter of fiscal 2009 and beyond. Accordingly, we anticipate that we will begin reporting gross profits from our service and drilling revenues during the latter half of fiscal 2009.

Selling, general and administrative expense includes salaries, general overhead expenses, insurance costs, professional fees and consulting fees. The increases in the three months and six months ended October 31, 2008 as compared to the three months and six months ended October 31, 2007 primarily reflects one time legal and professional fees associated with the sales of the leases to Atlas Energy and the settlement of the Wind City litigation [together with increased compensation expense, resulting from the addition of executive management as previously discussed. As a percentage of total revenue, selling, general and administrative expense increased to approximately 147% for the three months ended October 31, 2008 as compared to approximately 120% for the comparable period in fiscal 2008 and approximately 183% for the first half of fiscal 2009 as compared to approximately 161% for the first half of fiscal 2008.

Depreciation, depletion and amortization of capitalized costs of proved oil and gas properties is provided on a pooled basis using the units-of-production method based upon proved reserves. Acquisition costs of proved properties are amortized by using total estimated units of proved reserves as the denominator. All other costs are amortized using total estimated units of proved developed reserves. The increase in depreciation, depletion and amortization in the three months and six months ended October 31, 2008 as compared to the three months and six months ended October 31, 2007 reflects an increase in the amount of depreciation due to the purchase of equipment during the first half of fiscal year 2009.

The increase in interest income for the fiscal 2009 periods as compared to the fiscal 2008 periods results from larger investible funds associated with the Atlas Energy transaction in June, 2008 as previously discussed.

The decrease in interest expense for the fiscal 2009 periods as compared to the fiscal 2009 periods reflects the satisfaction of certain loans during the six months ended October 31, 2008.

Loan fees and costs in the first half of fiscal year 2009 represents non-cash expenses related to the fair value of warrants owed in connection with a prior financing transaction.

Gain on sale of equipment decreased in the fiscal 2009 periods as compared to the fiscal 2008 periods due to a decrease in sales of miscellaneous equipment.

During the first half of fiscal year 2009 we recorded a one time gain of $11,715,570 on the sale of the oil and gas leases to Atlas Energy and the concurrent settlement of the Wind City litigation as described elsewhere herein. As part of the settlement we repurchased 2,900,000 shares of our common stock for $4,350,000 which are reflected on our balance sheet as treasury shares. As a result of these one-time transactions, while we reported a net loss of $571,192 for the three months ended October 31, 2008 we reported net income of $9,709,430 for the first half of fiscal year 2009. We do not anticipate that we will enter into similar transactions in future periods.

LIQUIDITY

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At October 31, 2008 we had working capital of $1,593,667 as compared to a working capital deficit of $5,431,365 at April 30, 2008. This change primarily reflects the net cash to us from the sale of the leases and wells to Atlas Energy and the concurrent settlement of Wind City litigation and the satisfaction of the liability for stock repurchase.

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

Our working capital is sufficient to fund our current level operations for the foreseeable future. However, in order to implement our business strategy to expand our operations we will need to raise additional capital. During the second quarter of fiscal 2009 we also commenced a capital raising effort to raise funds to purchase drilling and work over rigs and other equipment. The additional equipment is expected to be used to fulfill the Atlas Energy agreement as well as for proprietary drilling. This private offering, however, is being conducted on a best efforts basis and there are no assurances we will raise any capital thereunder or that any funds we do receive will be sufficient to enable us to purchase the additional equipment. In that event, we would be required to seek alternative sources of financing for the purchase of the additional rigs and equipment and there are no assurances that this capital would be available to us.

In addition, our long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and gas business. A material drop in oil and gas prices has recently reduced our liquidity. As of December 8, 2008 oil was priced at $43.95 per barrel, down 40% from the $72.75 per barrel on October 31, 2008. At December 8, 2008 natural gas was $5.61 per Mcf as compared to $7.16 per Mcf at October 31, 2008. Also, a reduction in production and reserves would reduce our operating results in future periods. We operate in an environment with numerous financial and operating risks, including, but not limited to, the inherent risks of the search for, development and production of oil and gas, the ability to buy properties and sell production at prices which provide an attractive return and the highly competitive nature of the industry.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2008 we issued 300,000 shares of our common stock valued at $99,000 to two directors as compensation for services rendered to us. These issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

In October 2008 we issued 200,000 shares of our common stock valued at $44,000 to an individual as compensation for services rendered to us. This issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In October 2008 we also issued an aggregate of 600,000 shares of our common stock valued at $132,000 to three employees as additional compensation for their services in transactions exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act. The recipients were accredited or otherwise sophisticated individuals who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1 Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer 2002 (Sarbanes-Oxley)
31.2     Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer
32.1     Section 1350 certification of Chief Executive Officer
32.2     Section 1350 certification of Chief Financial Officer

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MILLER PETROLEUM, INC.
Date: December 12, 2008
                                        By: /s/ Scott M. Boruff
                                            -------------------
                                        Scott M. Boruff
                                        Chief Executive Officer,
                                        principal executive officer

Date: December 12, 2008                 By: /s/ Paul W. Boyd
                                            ----------------
                                        Paul W. Boyd
                                        Chief Financial Officer, principal
                                        financial and accounting officer