Form 10-Q
period 2009-01-31
MILLER PETROLEUM INC
filed 2009-03-16
CIK 785968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of Class           No. of Shares Outstanding at March 11, 2009
     --------------           -------------------------------------------
      Common Stock                               15,811,856

                             MILLER PETROLEUM, INC.
                                    FORM 10-Q
                                JANUARY 31, 2009

                                TABLE OF CONTENTS
                                                                            Page
                                                                             No.
                                                                            ----
                         PART I. - FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets at January 31, 2009
           (Unaudited) and April 30, 2008 ..................................   3
         Condensed Consolidated Statements of Operations for the
           Three Months Ended January 31, 2009 and 2008 (Unaudited) and
           the Nine Months Ended January 31, 2009 and 2008 (Unaudited) .....   5
         Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended January 31, 2009 and 2008 (Unaudited) .........   6
         Notes to Condensed Consolidated Financial Statements (Unaudited) ..   7
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations. ..........................................  13
Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......  19
Item 4T. Controls and Procedures.                                             19
                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings. ................................................  19
Item 1A. Risk Factors. .....................................................  19
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  19
Item 3.  Defaults Upon Senior Securities. ..................................  20
Item 4.  Submission of Matters to a Vote of Security Holders. ..............  20
Item 5.  Other Information. ................................................  20
Item 6.  Exhibits. .........................................................  20

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

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             MILLER PETROLEUM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    January 31,      April 30,
                                                       2009             2008
                                                    Unaudited
                                                   ------------    ------------

CURRENT ASSETS

Cash ...........................................   $  2,770,083    $     42,436
Accounts receivable ............................          1,450         131,302
Accounts receivable - related parties ..........         43,546           5,144
Inventory ......................................         52,665          65,856
                                                   ------------    ------------

Total Current Assets ...........................      2,867,744         244,738

Fixed Assets ...................................      5,492,465       1,161,019
Less: accumulated depreciation .................       (863,932)       (595,362)
                                                   ------------    ------------

Net Fixed Assets ...............................      4,628,533         565,657


OIL AND GAS PROPERTIES

(On the basis of successful efforts accounting)       1,863,711       1,544,577


Land ...........................................        606,500         496,500
Deferred interest ..............................          7,537               -
Prepaid offering cost ..........................        584,115               -
Cash - restricted ..............................         75,500          83,000
                                                   ------------    ------------

Total Other Assets .............................      1,273,652         579,500
                                                   ------------    ------------

TOTAL ASSETS ...................................   $ 10,633,640    $  2,934,472
                                                   ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             MILLER PETROLEUM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                    January 31,      April 30,
                                                       2009             2008
                                                    Unaudited
                                                   ------------    ------------

CURRENT LIABILITIES

Accounts payable - trade .......................   $    374,685    $    389,275
Accrued expenses ...............................        124,382         210,198
Unearned revenue ...............................         63,065               -
Notes payable - related parties ................              -          80,200
Current portion of notes payable ...............      1,860,339         646,430
Income taxes payable ...........................          3,962               -
Shares subject to redemption ...................              -       4,350,000
                                                   ------------    ------------

Total Current Liabilities ......................      2,426,433       5,676,103

LONG-TERM LIABILITIES

Deferred income taxes payable ..................        223,952               -
Notes payable - other ..........................         45,664               -
                                                   ------------    ------------

Total Long-term Liabilities ....................        269,616               -

    Total Liabilities ..........................      2,696,049       5,676,103


STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, 500,000,000 shares authorized at
  $0.0001 par value, 15,616,856 and 11,666,856
  shares issued and outstanding, respectively ..          1,562           1,166
Additional paid-in capital .....................      8,475,255       6,949,761
Accumulated earnings (deficit) .................       (539,226)     (9,692,558)
                                                   ------------    ------------

Total Stockholders' Equity (Deficit) ...........      7,937,591      (2,741,631)
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $ 10,633,640    $  2,934,472
                                                   ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                          MILLER PETROLEUM, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)
                                            For the Three   For the Three    For the Nine    For the Nine
                                             Months Ended    Months Ended    Months Ended    Months Ended
                                              January 31,     January 31,     January 31,     January 31,
                                                 2009            2008            2009            2008
                                             ------------    ------------    ------------    ------------
REVENUES
Oil and gas revenue ......................   $     62,093    $    181,582    $    472,993    $    492,044
Service and drilling revenue .............        550,745          63,455         839,686         190,445
                                             ------------    ------------    ------------    ------------

Total Revenue ............................        612,838         245,037       1,312,679         682,489

COSTS AND EXPENSES

Cost of oil and gas revenue ..............        145,569          13,537         203,968          51,698
Cost of service and drilling revenue .....        498,953          58,512       1,001,299         249,169
Selling, general and administrative ......        643,581         413,972       1,924,499       1,179,858
Depreciation, depletion and amortization .        201,473          57,350         406,319         167,598
                                             ------------    ------------    ------------    ------------

Total Costs and Expenses .................      1,489,576         543,371       3,536,085       1,648,323
                                             ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS .....................       (876,738)       (298,334)     (2,223,406)       (965,834)

OTHER INCOME (EXPENSE)
Interest income ..........................         15,016             991          45,235           1,703
Interest expense .........................        (17,114)        (23,859)        (67,347)       (119,290)
Loan fees and costs ......................        (23,107)        (15,000)        (97,355)        (58,293)
Gain on sale of equipment ................              -               -           8,550          89,369
Gain on sale of oil and gas properties ...              -               -      11,715,570               -
                                             ------------    ------------    ------------    ------------

Total Other Income (Expense) .............        (25,205)        (37,868)     11,604,653         (86,511)
                                             ------------    ------------    ------------    ------------

NET INCOME (LOSS) BEFORE INCOME TAXES ....       (901,943)       (336,202)      9,381,247      (1,052,345)

INCOME TAX EXPENSE (BENEFIT) .............       (345,846)              -         227,914               -
                                             ------------    ------------    ------------    ------------

NET INCOME (LOSS) ........................   $   (556,097)   $   (336,202)   $  9,153,333    $ (1,052,345)
                                             ============    ============    ============    ============

BASIC AND DILUTED- INCOME (LOSS) PER SHARE   $      (0.04)   $      (0.02)   $       0.65    $      (0.07)

BASIC AND DILUTED- WEIGHTED AVERAGE
 SHARES OUTSTANDING ......................     15,616,856      14,466,856      14,045,298      14,431,349

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                     5

                                  MILLER PETROLEUM, INC.
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (UNAUDITED)
                                                        For the Nine       For the Nine
                                                        Months Ended       Months Ended
                                                      January 31, 2009   January 31, 2008
                                                      ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss) ................................      $  9,153,333       $ (1,052,345)

  Depreciation, depletion and amortization .......           406,319            167,598

  Adjustments to Reconcile Net Loss to Net Cash
    Provided (Used) by Operating Activities:
  Gain on sale of equipment ......................            (8,550)           (89,369)
  Gain on sale of oil and gas properties .........       (11,715,570)                 -
  Amortization of unearned compensation ..........                 -            180,748
  Issuance of stock for financing cost ...........                 -             34,000
  Issuance of stock for services .................           412,000                  -
  Issuance of stock options for services .........            17,800                  -
  Warrant cost ...................................            97,089             24,293
  Changes in Operating Assets and Liabilities:
    Accounts receivable ..........................            91,449            (39,290)
    Inventory ....................................            13,191            (75,451)
    Bank overdraft ...............................                 -            (16,933)
    Accounts payable .............................           (14,590)            71,425
    Accrued expenses .............................           (85,816)            95,874
    Unearned revenue .............................            63,065                  -
    Income taxes payable .........................           227,914                  -
    Restricted cash ..............................             7,500                  -
                                                        ------------       ------------

  Net Cash Used by Operating Activities ..........        (1,334,866)          (699,450)
                                                        ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment and improvements .........        (4,329,881)                 -
  Sale of oil and gas properties .................        13,514,090                  -
  Purchase of oil and gas properties .............        (1,268,417)                 -
  Purchase of land ...............................          (110,000)                 -
  Proceeds from sale of equipment ................            19,000            104,603
  Proceeds from sale of wells and pipeline .......                 -            576,500
  Deferred interest ..............................            (7,537)                 -
                                                        ------------       ------------

  Net Cash Provided by Investing Activities ......         7,817,255            681,103
                                                        ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable ......................          (732,786)          (285,873)
  Proceeds from borrowing ........................         1,912,159            318,200
  Stock repurchase ...............................        (4,350,000)                 -
  Prepaid offering cost ..........................          (584,115)                 -
                                                        ------------       ------------

  Net Cash Provided (Used) by Financing Activities        (3,754,742)            32,327
                                                        ------------       ------------

NET INCREASE IN CASH .............................         2,727,647             13,980

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...            42,436                  0

CASH AND CASH EQUIVALENTS, END OF PERIOD .........      $  2,770,083       $     13,980
                                                        ============       ============

CASH PAID FOR INTEREST ...........................      $     67,347       $     40,668

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND
FINANCING ACTIVITIES:
Common stock issued for prepaid offering costs ...      $    115,000       $          -

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

                                            6

                             MILLER PETROLEUM, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

These consolidated financial statements include the accounts of Miller Petroleum, Inc. and the accounts of its subsidiaries, Miller Pipeline Company, Inc for the comparative period ended January 31, 2008, only, since this subsidiary was sold in December 2007. All inter-company balances have been eliminated in consolidation.

These consolidated financial statements include the accounts of Miller Petroleum, Inc. and the accounts of its subsidiaries, Miller Drilling TN, LLC, Miller Rig & Equipment, LLC and Miller Energy Services, LLC for the comparative period ended January 31, 2009 only, since these subsidiaries started up in the quarter ended October 31, 2008. All inter-company balances have been eliminated in consolidation.

The Company's principal business consists of oil and gas exploration, production and related property management in the Appalachian region of eastern Tennessee. The Company's corporate offices are in Huntsville, Tennessee. The Company operates as one reportable business segment, based on the similarity of activities.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's April 30, 2008 Annual Report on Form 10-KSB. The results of operations for the period ended January 31, 2009 are not necessarily indicative of operating results for the full year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.

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

(4) PARTICIPANT RECEIVABLES AND RELATED PARTY RECEIVABLES

Participant and related party receivables consist of receivables contractually due from our various joint venture partners in connection with routine exploration, betterment and maintenance activities. Our collateral for these receivables generally consists of lien rights over the related oil producing properties at both April 30, 2008 and January 31, 2009.

(5) LONG-TERM DEBT, WARRANTS, LOAN FEES AND RESTRICTED CASH

The Company had the following debt obligations at January 31, 2009 and April 30, 2008.

                                                                              January 31,      April 30,
                                                                                 2009            2008
                                                                              ----------      ----------
Notes Payable - Related Parties:

Note payable to the Company's Chairman of the Board of Directors, Deloy Miller, secured by equipment and truck titles,

interest at 10.752%, due October 18, 2007 ..............................      $        -      $   80,200
                                                                              ----------      ----------

                                                                                       -          80,200

Notes Payable - Other

Note payable to American Fidelity Bank, secured by a trust deed on property, bearing interest at prime, due in monthly payments
of $2,500, with the final payment due in August 2008 ...................               -         346,430

Note payable to Jade Special Strategy, LLC, unsecured, dated March 7,
2007, bearing interest based on a sliding scale approximating
120% and due April 30, 2008 ............................................               -         110,000

Note payable to Jade Special Strategy, LLC, unsecured, dated April 17,
2007, bearing interest based on a sliding scale approximating
120% and due April 30, 2008 ............................................               -          40,000

Note payable to Jade Special Strategy, LLC, unsecured, dated August 2,
2007, bearing interest based on a sliding scale approximating
120% and due April 30, 2008 ............................................               -          65,000

Note payable to Petro Capital Securities, unsecured, dated May 24, 2007,
bearing interest at 10% and due June 30, 2008 ..........................               -          35,000

Note payable to P & J Resources, Inc., unsecured, dated April 2, 2008,
bearing interest at 8% .................................................               -          50,000

Note payable to Commercial Bank, secured by cash .......................       1,850,000               -

Note payable to GMAC Financing, secured by vehicle, dated June 27,
2008, bearing zero interest, due in monthly payments of
$861.58, with the final payment due June 27, 2012 ......................          56,003               -
                                                                              ----------      ----------


                                                                               1,906,003         646,430
                                                                              ----------      ----------

     Total Notes Payable ...............................................       1,906,003         726,630
     Less current maturities on related party notes payable ............               -          80,200
     Less current maturities on other notes payable ....................       1,860,339         646,430
                                                                              ----------      ----------
     Notes Payable - Long-term .........................................          45,664               -
                                                                              ==========      ==========

(6) STOCKHOLDERS' EQUITY

During the nine months ended January 31, 2009, we issued the following securities: 3,600,000 shares, which included 2,500,000 shares issued to Mr. Boruff and 1,000,000 warrants exercisable at $1.00 per share for a period of three years to Cresta Capital/Consortium attributed as a cost of the sale of oil and gas properties transaction, as well as 800,000 shares to employees and a consultant as compensation, which in the aggregate were valued at $825,000 and $176,000 expensed, respectively; 300,000 shares for past services to the directors valued at $99,000 and expensed; and penalty warrants for 360,000 common shares at a price of $1.15 per share with a five-year term valued and expensed at $97,089.

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

In October, 2008 we issued 100,000 shares of our common stock to two individuals as compensation for a finder's fee related to the introduction of our company to a broker-dealer, and expensed at $22,000.

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. Since the Company had a net loss for the nine month period ended January 31, 2008, the assumed effects from the exercise of outstanding options and warrants would have been anti-dilutive, and, therefore only basic earnings per share is presented.

There were no dilutive effects of the common stock equivalents for the outstanding vested stock options and warrants for the nine months ended January 31, 2009 since the exercise price of such warrants and options exceeded the market price of the Company's common stock at January 31, 2009.

Subsequent to January 31, 2009, on February 12, 2009, a warrant holder exercised 200,000 warrant options using a cashless exercise option which netted them 195,000 common shares. These new shares increased the total outstanding shares to 15,811,856.

(7) STOCK OPTIONS

The Company has adopted SFAS No. 123R, "Share Based Payments". SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $265,800 in additional compensation expense during the nine months ended January 31, 2009 and none in 2008. Such amount is included in general and administrative expenses on the statement of operations.

For the nine months ended January 31, 2009, the Company recorded stock-based compensation expense of $17,800 related to stock options granted during the period.

During the nine months ended January 31, 2009, the Company issued 1,000,000 warrants exercisable at $1.00 per share for a period of three years attributed as a cost of the sale of oil and gas properties transaction valued at $174,000 and expensed. Penalty warrants were recorded for 360,000 common shares at a price of $1.15 per share with a five-year term valued and expensed at $97,089.

A summary of the stock options and warrants as of January 31, 2009 and 2008 and changes during the periods is presented below:

                             Nine Months Ended          Nine Months Ended
                             January 31, 2009           January 31, 2008
                          -----------------------     ---------------------
                          Number of      Weighted     Number of    Weighted
                           Options        Average      Options      Average
                             and         Exercise        and       Exercise
                           Warrants       Price       Warrants      Price
                          ----------     --------     ---------    --------

Balance at April 30 .      7,535,000     $   0.40     7,055,000    $   0.38

Granted .............      1,735,000         0.89       360,000        1.15
Exercised ...........              -            -             -           -
Expired .............              -            -             -           -
Cancelled ..........       5,100,000         0.23             -           -
                          ----------     --------     ---------    --------
Balance at January 31      4,170,000         0.83     7,415,000        0.39

Options exercisable
at January 31 .......      3,880,000     $   0.86     2,356,250    $   0.75
                          ==========     ========     =========    ========

The following table summarizes information concerning stock options and warrants outstanding and exercisable at January 31, 2009:

                                                        Options and Warrants
          Options and Warrants Outstanding                   Exercisable
----------------------------------------------------   ----------------------
                                Weighted
                                Average     Weighted                 Weighted
  Range of                     Remaining     Average                 Average
  Exercise        Number      Contractual   Exercise     Number      Exercise
   Price        Outstanding      Life        Price     Exercisable    Price
-------------   -----------   -----------   --------   -----------   --------
$0.01 to 0.44       575,000       5.8       $   0.24       325,000   $   0.18
         0.50     1,000,000       1.3           0.50     1,000,000       0.50
 0.63 to 0.86        75,000       0.8           0.82        75,000       0.82
 1.00 to 1.15     2,520,000       3.0           1.09     2,480,000       1.09
                -----------                 --------   -----------   --------
                  4,170,000       2.9           0.83     3,880,000       0.86
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

(9) LITIGATION

CNX Gas Company, LLC (CNX) commenced litigation in the Chancery Court of Campbell County, State of Tennessee on June 11, 2008 (CNX Gas Company, LLC vs. Miller Petroleum Inc., Civil Action No. 08-071) to enjoin the Registrant from assigning or conveying certain leases described in the Letter of Intent signed by CNX and the Company on May 30, 2008 (the "Letter of Intent"); to compel the Company to specifically perform the assignments as described in the Letter of Intent; and for damages. A Notice of Lien Lis Pendens was issued June 11, 2008. The Company moved for entry of summary judgment dismissing the claims asserted against it by CNX and on January 30, 2009 the court found that the claims of CNX had no merit. The court granted the Company's motion and dismissed all claims asserted by CNX in that action. CNX has appealed the ruling.

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

During the first nine months of fiscal year 2009 we completed two transactions which we believe had both a positive impact on our balance sheet and removed certain historical obstacles in our continued growth. These transactions included:

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

OUR CURRENT FOCUS

During the third quarter of fiscal 2009 we acquired leases for an additional 655 acres for aggregate consideration of approximately $84,000, bringing the total leases acquired for the nine months ended January 31, 2009 to 5,007 acres for approximately $666,000. The terms of these leases which have a net revenue interest of 87.5% run from three to five years. We are presently reviewing these leases, as well as our other existing leases, to determine the capital requirements and timing for drilling additional wells. To expand our operations by drilling on these leases will require additional capital. See discussion under LIQUIDITY. At present we have approximately 14,511 acres of oil and gas leases. This represents a loss of 3,328 acres from the second quarter, which is the result of allowing marginal leases to expire in Roane and Campbell Counties in Tennessee. The expired leases were primarily from Campbell County. We drilled three wells in the Harriman Prospect in Campbell County and from the geological data provided by these wells, we determined that the northeastern third of our previous leasing activity was no longer a viable area to be in and we allowed these leases to expire on their 5-year anniversary. As a part of the previously mentioned sale to Atlas Energy, we retained a 5% royalty interest on a 1,930 acre tract that we expect to be the subject of Atlas Energy drilling. When wells are developed on this acreage, we stand to share in any profit they create. Additionally, we retained the right to participate in up to ten wells with a 25% working interest without promote.

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

Our ability, however, to implement one or more of these goals is dependent both upon the availability of additional capital. To fully expand our operations as set forth above, we will need up to $15 million for the purchase of additional drilling equipment and up to $50 million to fund the balance of our expansion plans. To provide the expansion capital, we are seeking to leverage our existing assets as well as seek to raise additional capital through the sale of equity and/or debt securities. To facilitate these capital raising efforts, we have retained a broker-dealer and member of FINRA to assist us and are attempting to raise capital in a private offering. While our management has devoted significant time to these efforts during 2009, we have not been successful in raising any of these funds. Our ability to fully implement our expanded business model, however, is dependent on our ability to raise the additional capital on a timely basis so as to take advantage of the opportunities we presently have available to us. We face a number of obstacles, however, in raising the additional capital, including the relative size of our company, the low trading price of our stock and the lack of liquidity in the capital markets in general and small-cap companies in particular. If we are not able to raise the capital as required, we will be unable to fully implement our expanded business model and will need to delay future expansion as well as further purchases of leases.

RESULTS OF OPERATIONS

REVENUES

Oil and gas revenue represents revenues generated from the sale of oil and natural gas produced from the wells in which we have a partial ownership interest. Oil and gas revenue is recognized as income as production is extracted and sold. We reported decreases in oil and gas revenues for both the three and nine months ended January 31, 2009 from the comparable periods in fiscal 2008. The decrease in oil and gas revenue was a result of the overall unfavorable mix of production and pricing. For example, for the quarter ended January 31, 2009 as compared to the quarter ended January 31, 2008, oil production was up slightly, but the price was down significantly. Both production and pricing were down for natural gas. For the nine months ended January 31, 2009 pricing for both oil and gas increased as compared to the nine months ended January 31, 2008, but was offset by decreases in production, primarily of natural gas. The overall impact caused oil and gas revenue to decrease for the three and nine months ended January 31, 2009 as compared to the three and nine months ended January 31, 2008. At January 31, 2009 oil was priced at $41.73 per barrel versus $91.67 at January 31, 2008 and at January 31, 2009 natural gas was $4.42 per Mcf as compared to $8.07 per Mcf at January 31, 2008.

For the three months ended January 31, 2009 we sold 1,448 barrels of oil and 13,248 Mcf of natural gas as compared to 1,202 barrels of oil and 14,344 Mcf of natural gas during the comparable period in fiscal 2008. Our decrease in revenues for the three months ended January 31, 2009 is also attributable to the price decreases in oil and natural gas. During the three months ended January 31, 2009 our average sales price per barrel of oil was $31.23 as compared to $84.69 during the three months ended January 31, 2008. During the three months ended January 31, 2009 as compared to the three months ended January 31, 2008 our average sales price per Mcf of natural gas was $6.44 as compared to $7.12.

For the first nine months of fiscal year 2009 we produced 3,563 barrels of oil and 32,165 Mcf of natural gas as compared to 3,607 barrels of oil and 58,117 Mcf of natural gas during the comparable period in fiscal 2008. This decrease in natural gas production was primarily due to the sale of eight gas wells in Campbell County, Tennessee in December 2007. During the first nine months of fiscal year 2009 our average sales price per barrel of oil was $82.70 as compared to $74.00 during the first nine months of fiscal year 2008, and our average sales price per Mcf of natural gas during the first nine months of fiscal year 2009 was $8.95 as compared to $6.70 during the first nine months of fiscal year 2008. We anticipate oil and gas production levels to be similar in the fourth quarter of fiscal 2009 to what it was in the third quarter.

Service and drilling revenue represents revenues generated from drilling, maintenance and repair of third party wells. Service and drilling income is recognized at the time it is both earned and we have a contractual right to receive the revenue. Our service and drilling revenue increased approximately 768% for the three months ended January 31, 2009 as compared to the three months ended January 31, 2008. During the three months ended January 31, 2009 we drilled six wells for Atlas Energy, representing $437,000 of revenue, as part of our two-year drilling contract with them. We completed drilling in late January 2008; however, according to Atlas Energy's road construction schedule, we expect to resume drilling in late March or early April. Depending on the price of oil in the fourth quarter, we may or may not strive to sell all of our production.

EXPENSES

We follow the successful efforts method of accounting for our oil and gas activities. Accordingly, costs associated with the acquisition, drilling and equipping of successful exploratory wells are capitalized. During the nine months ended January 31, 2009 we capitalized approximately $1,268,000 of costs associated with the acquisition, drilling and equipping of these wells as compared to none during the comparable periods in fiscal year 2008. However, geological and geophysical costs, delay and surface rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred and are included in the cost of service and drilling revenue. Finally, costs of drilling development wells are capitalized; however, we did not drill any development wells during either period. Upon the sale or retirement of oil and gas properties, the cost thereof and the accumulated depreciation or depletion are removed from the accounts and any gain or loss is credited or charged to operations.

The cost of oil and gas revenue also represents costs associated with contract fees we pay third parties to monitor the oil wells and record production. Gas production is metered and read monthly by third party companies which are specialists. As a percentage of oil and gas revenue, costs of oil and gas revenue was approximately 234.4% for the three months ended January 31, 2009 as compared to 7.5% for the three months ended January 31, 2008. Two new gas wells were added during the quarter ended January 31, 2009 and thus, completion costs were higher for the quarter. This is the primary reason this percentage made such a jump this quarter. As a percentage of oil and gas revenue, costs of oil and gas revenue was approximately 43.1% for the first nine months of fiscal year 2009 as compared to approximately 10.5% for the first nine months of fiscal year 2008. These increases reflect the increased cost of operating the wells, in part due to fuel cost. We anticipate that our cost of oil and gas revenues will proportionality increase as additional wells are connected.

The cost of service and drilling revenue represents direct labor costs of employees associated with these services, as well as costs associated with equipment, parts and repairs. The cost of service and drilling revenue has risen significantly for the three and nine months ended January 31, 2009 as compared to the three and nine months ended January 31, 2008. As previously discussed, we drilled six wells for Atlas Energy during the third fiscal quarter of 2009 and expense increased accordingly. As a percentage of service and drilling revenue, the cost of service and drilling revenue was 90.6% as compared to 92.2% for the three months ended January 31, 2009 and 2008, respectively.

Selling, general and administrative expense includes salaries, general overhead expenses, insurance costs, professional fees and consulting fees. The increases in the three and nine months ended January 31, 2009 as compared to the three and nine months ended January 31, 2008 primarily reflects legal and professional fees associated with the sales of the leases to Atlas Energy and the settlement of the Wind City litigation, together with increased compensation expense, resulting from the addition of executive management as previously discussed. As a percentage of total revenue, selling, general and administrative expense decreased to approximately 105.1% for the three months ended January 31, 2009 as compared to approximately 168.9% for the comparable period in fiscal 2008 and approximately 146.6% for the first nine months of fiscal 2009 as compared to approximately 172.9% for the first nine months of fiscal 2008. We anticipate selling, general and administrative expense to remain static in the fourth fiscal quarter of 2009.

Depreciation, depletion and amortization of capitalized costs of proved oil and gas properties is provided on a pooled basis using the units-of-production method based upon proved reserves. Acquisition costs of proved properties are amortized by using total estimated units of proved reserves as the denominator. All other costs are amortized using total estimated units of proved developed reserves. The increase in depreciation, depletion and amortization in the three and nine months ended January 31, 2009 as compared to the three and nine months ended January 31, 2008 reflects an increase in the amount of depreciation due to the purchase of equipment during the first nine months of fiscal year 2009.

The increase in interest income for the fiscal 2009 periods as compared to the fiscal 2008 periods results from larger investible funds associated with the Atlas Energy transaction in June, 2008 as previously discussed.

The decrease in interest expense for the fiscal 2009 periods as compared to the fiscal 2009 periods reflects the satisfaction of certain loans during the nine months ended January 31, 2009.

Loan fees and costs in the first nine months of fiscal year 2009 represents non-cash expenses related to the fair value of warrants owed in connection with a prior financing transaction.

During the first nine months of fiscal year 2009 we recorded a one time gain of $11,715,570 on the sale of the oil and gas leases to Atlas Energy and the concurrent settlement of the Wind City litigation as described elsewhere herein. As part of the settlement we repurchased 2,900,000 shares of our common stock for $4,350,000 which is reflected on our balance sheet as treasury shares. As a result of these one-time transactions, while we reported a net loss of $556,097 for the three months ended January 31, 2009 we reported net income of $9,153,333 for the first nine months of fiscal year 2009. We do not anticipate that we will enter into similar transactions in future periods.

LIQUIDITY

Liquidity is the ability of a company to generate adequate amounts of cash to meet the enterprise's needs for cash. At January 31, 2009 we had working capital of $441,311 as compared to a working capital deficit of $5,431,365 at April 30, 2008. This change primarily reflects the net cash to us from the sale of the leases and wells to Atlas Energy and the concurrent settlement of Wind City litigation and the satisfaction of the liability for stock repurchase.

Net cash used by operating activities in the fiscal 2009 period primarily reflects the gain from the settlement of the Wind City litigation, partially offset by increases in income taxes payable, and issuance of stocks, warrants and options for services. In the fiscal 2008 period we also used cash to pay professional and other fees associated with the then ongoing Wind City litigation. Net cash provided by investing activities in the fiscal 2009 period reflects the net cash we received from the Atlas Energy transaction, partially offset by the purchase of additional drilling equipment and vehicles and funds used for the purchase of a lease and capitalized costs associated with the purchase of oil and gas properties, land, and two producing gas wells from Wind City. Net cash provided by investing activities in the fiscal 2008 period reflected the sale of equipment, wells and a pipeline. Net cash used in financing activities for the fiscal 2009 period reflects the repayment of notes payable and the repurchase of shares of our common stock as part of the Wind City settlement, partially offset by proceeds from borrowings primarily used to finance the purchase of equipment. During the fiscal 2008 period cash provided by financing activities represented the proceeds from short-term borrowings partially offset by payments on notes payable.

Our working capital is sufficient to fund our current level of operations for the foreseeable future. We currently have sufficient equipment for any vertical well drilling to satisfy our drilling contract with Atlas Energy. However, in order to implement our business strategy to expand our operations we will need to raise additional capital. During the second quarter of fiscal 2009 we also commenced a capital raising effort to raise funds to purchase drilling and work over rigs and other equipment. The additional equipment could also be used on the Atlas Energy agreement but would be available for proprietary drilling. This private offering, however, is being conducted on a best efforts basis and there are no assurances we will raise any capital thereunder or that any funds we do receive will be sufficient to enable us to purchase the additional equipment. In that event, we would be required to seek alternative sources of financing for the purchase of the additional rigs and equipment and there are no assurances that this capital would be available to us.

In addition, our long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and gas business. A material drop in oil and gas prices has recently reduced our liquidity. As of February 23, 2009 oil was priced at $38.18 per barrel, down 8.5% from the $41.73 per barrel on January 31, 2009. At February 23, 2009 natural gas was $4.09 per Mcf as compared to $4.42 per Mcf at January 31, 2009. Also, a reduction in production and reserves would reduce our operating results in future periods. We operate in an environment with numerous financial and operating risks, including, but not limited to, the inherent risks of the search for, development and production of oil and gas, the ability to buy properties and sell production at prices which provide an attractive return and the highly competitive nature of the industry.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 12, 2009, we issued 195,000 shares of our common stock to a warrant holder upon exercise of a common stock purchase warrant to purchase 200,000 shares of our common stock with an exercise price of $0.01 per share who utilized the cashless exercise option of the warrant in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The recipient was an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters that it was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1 Rule 13a-14(a)/15d-14(a) certificate of Chief Executive Officer 2002 (Sarbanes-Oxley)

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

                                        MILLER PETROLEUM, INC.

Date: March 16, 2009                    By: /s/ Scott M. Boruff
                                            -------------------
                                        Scott M. Boruff
                                        Chief Executive Officer,
                                        principal executive officer


Date: March 16, 2009                    By: /s/ Paul W. Boyd
                                            ----------------
                                        Paul W. Boyd
                                        Chief Financial Officer, principal
                                        financial and accounting officer