Form 10-K
period 2008-04-30
MILLER PETROLEUM INC
filed 2009-06-01
CIK 785968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
                          AMENDMENT NO. 1 ON FORM 10-K
                                 TO FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                      COMMISSION FILE NUMBER: 033-02249-FW

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

                    3651 BAKER HIGHWAY, HUNTSVILLE, TN 37756
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (423) 663-9457
                                 --------------
                (Issuer's Telephone Number, including area code)

           SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT: NONE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The Issuer's revenues for the fiscal year ended April 30, 2008 were $829,342.

The aggregate market value of the Common Stock held by non-affiliates, based on the average closing bid and asked price of the Common Stock on April 12, 2008 was $3,149,468.

There are approximately 6,846,670 shares of common voting stock of the Registrant held by non-affiliates. On August 12, 2008 the average bid and asked price was $0.46.

As of August 12, 2008 there were 14,566,856 shares of common stock outstanding.

Transitional Small Business Disclosure Form (check one):  Yes ___    No _X_

                              EXPLANATORY PARAGRAPH

         Miller Petroleum, Inc. is filing this Amendment No. 1 on Form 10-K to its Annual Report on Form 10-KSB for the year ended April 30, 2008 (the "2008 10-KSB) in response to comments from the staff of the Securities and Exchange Commission on such filing. By this amendment, we are hereby deleting Part I,
Item 2. Description of Property which appeared in our 2008 10-KSB in its entirety and substituting it with the information contained in this Amendment No. 1. This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.

                                     PART II

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

         At April 30, 2008 we had approximately 43,491 acres of oil and gas leases, all located in Anderson, Campbell and Roane Counties in Tennessee. These three counties are geographically situated in East Tennessee, with both Campbell and Roane counties sharing borders with Anderson county. As described elsewhere herein, on June 13, 2008 we sold approximately 30,000 acres of leases which were located in Campbell County, Tennessee and generally known as Koppers North and Koppers South to Atlas America LLC for $19.625 million.

         Of the remaining approximately 13,491 acres of oil and gas leases we held at April 30, 2008, approximately 5,694 acres are located in Anderson County, Tennessee, approximately 4,175 acres are located in Campbell County, Tennessee and approximately 3,622 acres are located in Roane County Tennessee. There is no production at the Anderson County, Tennessee sites. The following table provides information on the oil and gas production from the remaining acreage during the fiscal years ended April 30, 2007 and 2008:

                                                  Total All Wells       Our %
                                                  ---------------       -----
         Oil Production (Bbls)
              Produced April 30, 2007 .. ....           8,900            4,898
              Produced April 30, 2008 .. ....           9,264            4,984

         Gas Production (Mcf)
              Produced April 30, 2007 .. ....         216,096           54,765
              Produced April 30, 2008 .. ....         206,388           39,507

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

                                                    Oil (Bbl)        Gas (Mcf)
                                                   ----------       ----------
         Proved Reserves

         Balance, April 30, 2006 ............          91,279          980,730
              Discoveries and extensions ....               -                -
              Revisions of previous estimates         (24,977)        (224,155)
              Production ....................          (4,898)         (54,765)
                                                   ----------       ----------

         Balance, April 30, 2007 ............          61,404          701,810
              Discoveries and extensions ....               -                -
              Revisions of previous estimates          17,993          475,894
              Return of proved undeveloped
                properties to company .......               -        1,037,857
              Sale of minerals in place .....               -         (324,195)
              Production ....................          (4,984)         (39,508)
                                                   ----------       ----------

         Balance, April 30, 2008 ............          74,413        1,851,858

         Finally, the following table provides information at each of April 30, 2007 and 2008 regarding our developed and undeveloped reserves:

                                                    Oil (Bbl)        Gas (Mcf)
                                                   ----------       ----------
         Proved developed producing reserves
           at April 30, 2008 ................          63,068          510,825
         Proved developed producing reserves
           at April 30, 2007 ................          48,591          624,404

         Proved developed non-producing
           reserves at April 30, 2008 .......          11,345           81,002
         Proved developed non-producing
           reserves at April 30, 2007 .......          12,813           77,406

         Proved undeveloped reserves at
           April 30, 2008 ...................               -        1,260,031
         Proved undeveloped reserves at
           April 30, 2007 (1) ...............               -                -
         __________________

         (1) At April 30, 2007 the leases had been transferred to the Wind City Joint Venture and the litigation had not been concluded to establish the Company's right to the return of the leases.

         As described elsewhere herein, the return of the proved undeveloped properties resulted from the return of the leases from Wind City to our settlement of all litigation.

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

         Standardized measures of discounted future net cash flows at April 30, 2008 and 2007 are as follows:

                                                       2008            2007
                                                   ------------    ------------
Future cash flows ..............................   $ 25,456,619    $  8,422,828
Future production costs and taxes ..............     (3,597,397)     (2,402,638)
Future development costs .......................     (1,471,400)        (13,900)
Future income tax expense ......................     (6,320,225)     (1,861,950)
                                                   ------------    ------------

Future cash flows ..............................     14,067,597       4,144,340
Discount at 10% for timing of cash flows .......     (7,323,458)     (2,144,700)
                                                   ------------    ------------
Discounted future net cash flows from proved
  reserves .....................................   $  6,744,139    $  1,999,640
                                                   ============    ============

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

                                                       2008            2007
                                                   ------------    ------------
Balance, beginning of year .....................   $  1,999,640    $  3,132,740
Sales, net of production costs and taxes .......       (504,265)       (453,670)
Changes in prices and production costs .........      2,134,824       1,008,950
Revisions of quantity estimates and return of
  proved undeveloped properties ................      6,853,630      (3,015,904)
Sale of minerals in place ......................       (714,788)              -
Development costs incurred .....................              -             474
Net changes in income taxes ....................     (3,024,902)      1,327,050
                                                   ------------    ------------
Balances, end of year ..........................   $  6,744,139    $  1,999,640
                                                   ============    ============

         The reserves presented in this Report were evaluated in accordance with Rule 4-10 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC").

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Miller Petroleum, Inc.

Date: June 1, 2009                      By: /s/ Scott M. Boruff
                                            -------------------
                                        Scott M. Boruff, Chief Executive Officer