Form 10-Q/A
period 2008-07-31
MILLER PETROLEUM INC
filed 2009-06-01
CIK 785968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                              EXPLANATORY PARAGRAPH

         Miller Petroleum, Inc. is filing this Amendment No. 1 on to its Quarterly Report on Form 10-Q for the period ended July 31, 2008 in response to comments from the staff of the Securities and Exchange Commission on such filing. By this amendment, we are hereby deleting Part I, Item 4T. Controls and Procedures which appeared in our original filing in its entirety and substituting it with the information contained in this Amendment No. 1. All other information which appeared in our original filing remains unchanged. This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.

                             MILLER PETROLEUM, INC.
                                    FORM 10-Q
                                  JULY 31, 2008

                                TABLE OF CONTENTS
                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets at July 31, 2008 (Unaudited)
           and April 30, 2008. .............................................   3
         Condensed Consolidated Statements of Operations for the
           Three Months Ended July 31, 2008 and 2007 (Unaudited). ..........   5
         Condensed Consolidated Statement of Stockholders' Deficit for the
           Three Months Ended July 31, 2008 (Unaudited). ...................   6
         Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended July 31, 2008 and 2007 (Unaudited). ..........   7
         Notes to Condensed Consolidated Financial Statements (Unaudited). .   8
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations. ..........................................  12
Item 3.  Quantative and Qualitative Disclosures About Market Risk. .........  17
Item 4T  Controls and Procedures. ..........................................  17
                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings. ................................................  17
Item 1A. Risk Factors. .....................................................  17
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  18
Item 3.  Defaults Upon Senior Securities. ..................................  18
Item 4.  Submission of Matters to a Vote of Security Holders. ..............  18
Item 5.  Other Information. ................................................  18
Item 6.  Exhibits. .........................................................  18

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

ITEM 4T. CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Dates"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded as of the Evaluation Dates that our disclosure controls and procedures were effective such that the information relating to our company required to be disclosed in our reports filed with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

         During the period covered by this report we made several changes in our internal control over financial reporting to remediate material weaknesses disclosed in our Annual Report on Form 10-KSB for the year ended April 30, 2008. These changes included our allocation of additional personnel and engagement of outside accounting personnel to:

         o perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer;

         o assist us in the preparation for our quarterly review; and

         o research all applicable accounting pronouncements as they related to our financial statements and underlying disclosures.

         Other than as set forth above, there was no change in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: June 1, 2009                      By: /s/ Paul W. Boyd
                                            ----------------
                                        Paul W. Boyd
                                        Chief Financial Officer,
                                        principal financial and
                                        accounting officer