Form 10-K
period 2009-04-30
MILLER PETROLEUM INC
filed 2009-08-10
CIK 785968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2009

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________
COMMISSION FILE NUMBER: 33-2249-FW

                             MILLER PETROLEUM, INC.
             (Exact name of registrant as specified in its charter)

           TENNESSEE                                     62-1028629
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

3651 BAKER HIGHWAY, HUNTSVILLE, TN                          37756
(Address of principal executive offices)                 (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (423) 663-9457

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

      Title of each class        Name of each exchange on which registered
             NONE                             NOT APPLICABLE

              SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

                                      NONE
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

      Large accelerated filer [ ]            Accelerated filer         [ ]
      Non-accelerated filer   [ ]            Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $1,589,409 on October 31, 2008.

Indicated the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 18,324,356 - shares of common stock are issued and outstanding as of July 17, 2009.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

                                TABLE OF CONTENTS
                                                                            Page
                                                                             No.
                                                                            ----
                                     Part I

Item 1.       Business. ....................................................   5

Item 1A.      Risk Factors. ................................................  18

Item 1B.      Unresolved Staff Comments. ...................................  23

Item 2.       Properties. ..................................................  23

Item 3.       Legal Proceedings. ...........................................  26

Item 4.       Submission of Matters to a Vote of Security Holders. .........  26

                                     Part II

Item 5.       Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities. ...........  27

Item 6.       Selected Financial Data. .....................................  28

Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations. ...................................  28

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk. ..  38

Item 8.       Financial Statements and Supplementary Data. .................  38

Item 9.       Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure. ....................................  38

Item 9A.(T)   Controls and Procedures. .....................................  38

Item 9B.      Other Information. ...........................................  40

                                    Part III

Item 10.      Directors, Executive Officers and Corporate Governance. ......  40

Item 11.      Executive Compensation. ......................................  43

Item 12.      Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters. .............................  47

Item 13.      Certain Relationships and Related Transactions, and Director
              Independence. ................................................  50

Item 14.      Principal Accountant Fees and Services. ......................  50

                                     Part IV

Item 15.      Exhibits, Financial Statement Schedules. .....................  51

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

                          OTHER PERTINENT INFORMATION

         Unless specifically set forth to the contrary, when used in this report the terms the "Company," "we," "us," "ours," and similar terms refers to Miller Petroleum, Inc., a Tennessee corporation and our subsidiaries, Miller Rig & Equipment, LLC, Miller Drilling TN, LLC, Miller Energy Services, LLC, Miller Energy GP, LLC. Miller Energy Drilling 2009-A LP and Miller Energy Income 2009-A LP.

         Our fiscal year end is April 30. When used in this annual report, "fiscal 2009" means the fiscal year ended April 30, 2009, " fiscal 2010" means the fiscal year ending April 30, 2010, "fiscal 2011" means the fiscal year ending April 30, 2011, "fiscal 2012" means the fiscal year ending April 30, 2012 and "fiscal 2013" means the fiscal year ending April 30, 2013.

         The information which appears on our web site at www.millerenergyresources.com is not part of this report.

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

         "MCF" means thousand cubic feet, used in this report to refer to gaseous hydrocarbons.

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

         "PROVED OIL AND GAS RESERVES are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Reservoirs are considered proved if economic recovery by production is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes
(A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and (B) the immediately adjoining portions not yet drilled, but which can reasonably be judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

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

                                     PART I

ITEM 1.  BUSINESS.

         We are an exploration and production company that utilizes seismic data, and other technologies for geophysical exploration and development of oil and gas wells. In addition to our engineering and geological capabilities, we provide land drilling services on a contract basis to customers primarily engaged in natural gas exploration and production.

         During fiscal 2009, we completed two transactions which we believe had both a positive impact on our balance sheet and removed certain historical obstacles in our continued growth. These transactions included:

         SALE OF LEASES AND WELLS TO ATLAS ENERGY RESOURCES, LLC

         Effective as of June 13, 2008 we entered into an agreement with Atlas Energy Resources, LLC ("Atlas Energy") pursuant to which we assigned to Atlas
Energy:

         o an unencumbered, undivided 100% working interest and an 80% net revenue interest in and to the oil and gas lease comprising 27,620 acres known as Koppers North and Koppers South and located in Campbell County, Tennessee;

         o an unencumbered, undivided 100% interest and an 82.5% net revenue interest (net of a 5% overriding royalty interest to us) in and to the oil and gas lease comprising 1,952 acres adjacent to Koppers North and Koppers South and located in Campbell County, Tennessee; and

         o an unencumbered, undivided 100% working interest and an 80% net revenue interest in eight gas wells on Koppers South.

         The transaction is subject to unwinding pursuant to a pending litigation between us and CNX Gas Company LLC which is described elsewhere herein. The aggregate consideration for the assignment of the leases and wells to Atlas Energy was $19,625,000, $9,025,000 of which was paid to us in 2008 and the balance of $10,600,000 was paid directly to Wind City Oil & Gas, LLC in consideration of a settlement of claims between Wind City and us described below.

         As part of the transaction, we agreed to provide Atlas America LLC ("Atlas America"), a sister company to Atlas Energy, with two rigs for two years to drill up to 10 wells commencing a significant commitment to contract drilling. To give Atlas America the level of service required, during the first quarter of fiscal 2009, we purchased a 2007 Atlas RD20 III drilling rig and related equipment for approximately $1.9 million. We drilled six wells for Atlas America from November 2008 to January, 2009, for a total depth of 14,905 feet. We expect to drill more wells for Atlas America in the next three to six months.

         For two years after the closing date, Atlas Energy granted us the opportunity to bid on any other drilling or service work that Atlas Energy bids on in the State of Tennessee. In addition, we entered into:

         o a natural gas transportation agreement with Atlas Energy which provides us access to the Atlas Volunteer Pipeline, to the extent that capacity is available, on substantially the same terms as those offered to the producers delivering into the system; and

         o a natural gas processing agreement pursuant to which Atlas Energy will provide gas processing services to us on substantially the same terms as those services are provided to other producers delivering gas into the Atlas Volunteer Pipeline and deliver back to us gas with a heating value of 1,100 BTUs (British Thermal Units) per cubic foot.

         SETTLEMENT OF WIND CITY LITIGATION

         Effective as of June 13, 2008, we also settled all issues and controversies with Wind City Oil & Gas, LLC, Wind Mill Oil & Gas, LLC and Wind City Oil & Gas Management, LLC pending in the previously disclosed Tennessee litigation, Tennessee arbitration and litigation in the Southern District of New York. Pursuant to the settlement, we paid $10,600,000 for the repurchase of 2,900,000 shares of our common stock and reacquisition of all leases previously assigned by us to Wind City, Wind Mill or Wind City Oil & Gas, all wells and equipment associated with these leases, all pipeline rights and rights of way, all contract rights and all other equipment, property and real property rights. As set forth above, we used a portion of the proceeds from the Atlas Energy transaction to pay the settlement amounts.

OUR CURRENT STRATEGY

         With the closing of Atlas Energy transaction and the settlement of the Wind City litigation our management is now able to focus the majority of its efforts on growing our company. We are presently refining our business model in an effort to take advantage of opportunities we believe are available to us, both as a result of our agreement with Atlas Energy and the elimination of various uncertainties surrounding our company as a result of the Wind City litigation. It is anticipated that our focus in future periods will be within five distinct areas, including:

         o investment partnership management pursuant to which we will seek to drill additional wells, concentrating on the East Tennessee portion of the Southern Appalachian Basin with emphasis in horizontal drilling in Devonian Shale;

         o organically growing production through drilling for own benefit on existing leases, leveraging our 100,000 plus well log database with a view towards retaining the majority of working interest in the new wells;

         o expanding our contract drilling and service capabilities and revenues, including through our drilling contract with Atlas;

         o expanding our leasing capabilities by implementing strategies unique to the gas and oil industry to secured leases and enter into new partnerships to increase monetary capabilities, and

         o increasing our overall production through economically viable acquisitions of additional wells.

         Our ability, however, to implement one or more of these goals is dependent both upon the availability of additional capital and the augmenting of our senior staff. To fully expand our operations as set forth above, we require approximately up to $50 million in cash to fund the balance of our expansion plans. To provide this capital, we intend to leverage our existing assets as well as seek to raise capital through the sale of equity and/or debt securities. Our ability, however, to fully implement our expanded business model is dependent on our ability to raise the additional capital on a timely basis so as to take advantage of the opportunities we presently have available to us.

         We are currently offering three distinct capital raising programs. One is a subordinated debenture seeking $5 million to $15 million for the refinancing of existing rigs and the acquisition of new rigs. Another program is an up to 30 well drilling program, which seeks limited partners for a $1,500,000 to $25,500,000 raise with 100% of the tax advantage from IDC costs being passed on to investors. Limited investors will share in any net interest revenue as well. The third program is a program designed to provide income to limited partners. This oil and gas acquisition and development program is targeted for projects primarily in the Appalachian Basin and will focus on projects that may include the acquisition of oil and gas leases, royalty interests, overriding royalty interests, working interests, mineral interests, real estate, producing and non-producing wells, reserves, oil and gas related equipment including transportation lines and potential investments in entities that invest in such assets. The partnership anticipates it will drill new wells, including infield development wells and will engage in the revitalization and enhancement of acquired wells to increase production by using the latest techniques of well restimulation. The partnership may also monetize purchased real estate or interests and may incur debt to finance activities. There are no assurances we will be able to raise any capital and, accordingly, we may be unable to pursue any of these goals.

OUR BACKGROUND

         Our core operations were started in 1978 by Mr. Deloy Miller, currently our Chairman of the Board of Directors. Initially, we were involved with shallow cable tool oil and gas drilling. We adapted an Ingersoll-Rand 3 Drillmaster for deeper drilling which led to modernization of the drilling industry in our area and we became the largest drilling contractor in Tennessee. By the 1980's, we were active throughout the Appalachian Basin, with more than 18 drilling rigs working from southern New York to northern Alabama. Between 1978 and 1983, we drilled more than 4,000 wells.

         During our years as a drilling contractor, we acquired several oil and gas leases and 50 or more working interests in oil and gas wells. When drilling activity declined drastically in the late 1980's, we sold or stacked most of our drilling rigs and began developing prospects and drilling them with industry partners.

         During the early 1990's, when drilling activity remained well below normal we decided to change our focus to exploration and production, continuing to develop prospects, actively lease promising areas for oil and gas, seek out opportunities to purchase oil and gas properties, and drill promising prospects with industry partners. This strategy remained our substantially all of focus until recently. As a result of rising oil and gas prices and new drilling technologies, we recently established Miller Drilling to provide contract drilling services.

OUR OPERATIONS

         OUR EXPLORATION AND PRODUCTION ACTIVITIES

         Our exploration and production activities include the operation of gas and oil wells, and the acquisition and development of gas and oil leases.

         We have partial ownership, sometimes referred to as a working interest, in 20 producing oil wells and 32 producing gas wells. Our working interests in these wells range from 25% to 100%. These wells are located in Anderson, Cumberland, Roane and Scott counties in Tennessee. These wells mostly include joint venture partners that we share the net revenue interest. The number of joint venture holders per well ranges from none to thirteen and we enjoy a percentage range of net revenue interest from 19.25% to 98.1625%. As of April 30, 2009, we had approximately 14,489 acres of oil and gas leases. We retained a 5% royalty interest on a 1,930 acre tract that we expect to be the subject of Atlas Energy drilling. Additionally, we retained the right to participate in up to ten wells with a 25% working interest without offset for a promotion fee or interest. Crude oil is stored in tanks at the well site until the purchaser retrieves it by tank truck.

         The principal markets for our crude oil and natural gas are refining companies, utility companies and private industry end users. Direct purchases of our crude oil are made statewide at our well sites by Barrett Oil Purchasing Company. Our natural gas has multiple markets throughout the eastern United States through gas transmission lines. Access to these markets is presently provided by three companies in northeastern Tennessee, including Cumberland Valley Resources, NAMI Resources Company, and Tengasco. Local markets in Tennessee are served by Citizens Gas Utility District and the Powell Clinch Utility District.

         Natural gas is delivered to the purchaser via gathering lines into the main gas transmission line. Surplus gas is placed in storage facilities or transported to East Tennessee Natural Gas which serves Tennessee and Virginia.

         Currently, we are selling oil and natural gas to the following purchasers:

         o Barrett Oil Purchasing purchases our crude oil at a purchase price based on West Texas postings less $4.50. We do not have a written agreement with Barrett Oil Purchasing.

         o Sunoco Partners Marketing & Terminals, L.P. purchases our crude oil at a purchase price which is negotiated on the date of delivery. We have a monthly renewing agreement with Sunoco.

         o Cumberland Valley Resources purchases our gas with a sales price that is the Appalachian Index minus Columbia transportation and fuel. Cumberland Valley Resources purchases approximately 80% of our total natural gas sales. We do not have a written agreement with Cumberland Valley Resources, and

         o Powell Clinch Utility District purchases our gas with a sales price that is based on the Inside FERC Tennessee Zone 0 index less $0.30 per mmbtu. We have a one-year agreement with Powell Clinch Utility District that expires September 30, 2009.

         OUR CONTRACT DRILLING OPERATIONS

         We provide land drilling services on a contract basis in the domestic market to customers that are primarily engaged in oil and natural gas exploration and production. The market that we serve is primarily the Appalachian Basin, which has unconventional natural gas bearing formations. Natural gas production from unconventional formations, including tight sands, shales and coalbed methane, is both the largest and fastest growing component of U.S. natural gas production. In addition to vertical drilling, we anticipate the need for horizontal drilling, which increases exposure of the wellbore to gas-bearing formations and provides better drainage. The horizontal drilling rigs contemplated for this are specially equipped for this type of work, as they typically require air circulation systems for penetrating through hard rock and enhanced fluid circulation systems for drilling horizontally into natural gas bearing formations. We plan to either purchase a horizontal rig or to contract one out in order to be able to provide this service.

         Our services range from contract drilling by the foot or day rate to offering turnkey services to our customers. Our services are typically limited to the drilling portion of oil and gas extraction. Thus, when offering turnkey solutions, we will contract out the non-drilling functions such as possibly horizontal drilling and fracturing to non-affiliated third parties. We are responsible for the costs of rig refurbishment.

         During 2009, a wholly owned subsidiary of Miller Petroleum, Miller Drilling TN, LLC ("Miller Drilling") expects to operate two rigs under contract in connection with Miller Petroleum's agreement to satisfy the two year drilling contract that it has with Atlas Energy. In accordance with the requirements of the Atlas Energy drilling contract and after the issuance of Debentures upon reaching the minimum offering hereunder, Miller Drilling will devote the two drilling rigs it initially leases from its sister company, Miller Rig & Equipment, LLC ("MRE") to drilling the wells required by that contract, beginning a significant commitment to contract drilling. In addition, through Miller Petroleum's relationship with Atlas Energy described above, Miller Drilling will have the opportunity to bid on other drilling or service work that Atlas Energy bids on in the State of Tennessee.

MILLER RIG & EQUIPMENT, LLC

         MRE was formed on October 17, 2008 and is a wholly-owned subsidiary of Miller Petroleum. When the minimum numbers of subscriptions have been received, Miller Petroleum will make an initial contribution to MRE of the land underlying, and the buildings which will constitute, our principal offices. MRE is in the business of leasing oil and gas equipment. MRE currently has no drilling rigs. The funds from this Offering will be used to purchase rigs and other vehicles and equipment needed for drilling as described in the following paragraph.

         MRE's inventory of land drilling rigs initially is expected to consist of two vertical land-based rigs. MRE will purchase those drilling rigs from its parent company, Miller Petroleum. MRE has identified a horizontal drilling rig for purchase from a third party which MRE expects, subject to available funds. If the maximum gross proceeds of the debentures are realized, MRE expects to purchase an additional horizontal drilling rig which it has identified, which MRE expects to purchase in and place it into operation. The drilling rigs contemplated to be purchased are land based. The types of land based rigs MRE is currently considering acquiring consist generally of engines, a drawworks, a mast (or derrick), pumps to circulate the drilling fluid (mud) under various pressures, blowout preventers, drill string and related equipment. The engines power the different pieces of equipment, including a rotary table or top drive that turns the drill string, causing the drill bit to bore through the subsurface rock layers. Rock cuttings are carried to the surface by the circulating drilling fluid. The intended well depth, bore hole diameter and drilling site conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job. A land-based workover or well-servicing rig consists of a mobile carrier, engine, drawworks and a mast. The primary function of a workover or well-servicing rig is to act as a hoist so that pipe, sucker rods and down-hole equipment can be run into and out of a well. Because of size and cost considerations, well-servicing and workover rigs are used for these operations rather than the larger drilling rigs. Land-based drilling rigs are moved between well sites and between geographic areas of operations by using our loaders and transport vehicles. Workover rigs are either self-propelled or trailer mounted and include auxiliary equipment, which is either transported on trailers or moved with trucks.

         MRE will have a five-year master lease contract with its affiliate Miller Drilling pursuant to which Miller Drilling is expected to fully utilize all of the drilling rigs owned by MRE. The contract allows for unlimited equipment additions, but will begin with the leasing by MRE of the two vertical drilling rigs which MRE will purchase from Miller Petroleum. See "Description of Other Documents." In addition, MRE may also purchase and lease equipment such as water trucks, service rigs and other related vehicles and equipment.

         Ultimately, if in the maximum funds are raised, MRE intends to use the net proceeds from the offering to purchase up to a total of six workover rigs, four of which it anticipates will be 500 horse-power rigs capable of servicing wells with depths of up to 18,000 feet. The remaining two rigs MRE anticipates will be less than 500 horse-power workover rigs capable of servicing wells with depths of up to 12,000 feet. MRE also anticipates purchasing three swab units and some flow back equipment. There are no assurances MRE will raise any capital.

MILLER ENERGY DRILLING 2009-A, LP

         Miller Energy Drilling 2009-A, LP is a newly formed privately-held Delaware limited partnership ("MED"). MED was formed on March 31, 2009. MED is undertaking a private offering of general partner units representing general partner interests in MED and limited partner units representing limited partner interests in MED. Provided that all units are sold, MED expects to use substantially all of the net proceeds from this offering to drill oil and natural gas development wells. There are no assurances MED will raise any capital. .

MILLER ENERGY INCOME 2009-A, LP

         Miller Energy Income 2009-A, LP is a newly formed privately-held Delaware limited partnership ("MEI"). MEI is soliciting a private offering of limited partner interests. The objective of the partnership is to provide the capital required to invest in various types of oil and gas ventures including the acquisition of oil and gas leases, royalty interests, overriding royalty interests, working interests, mineral interests, real estate, producing and non-producing wells, reserves, oil and gas related equipment including transportation lines and potential investments in entities that invest in such assets except for other investment partnerships sponsored by affiliates of MEI. MEI anticipates it will drill new wells, including infield development wells and will engage in the revitalization and enhancement of acquired wells to increase production by using the latest techniques of well restimulation. MEI may also monetize purchased real estate or interests and may incur debt to finance activities. MEI will concentrate its efforts in the Appalachian basin. There are no assurances MEI will raise any capital.

MILLER ENERGY GP, LLC

         The Managing General Partner for MED and MEI is a newly-formed Delaware corporation. The Managing General Partner is a wholly-owned subsidiary of Miller Petroleum, Inc.

         The Managing General Partner will also serve as the operator for MED under the Drilling and Operating Agreement and will supervise the drilling, completing and operating of the wells to be drilled by MED.

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

         At the local level, we have several competitors in the areas of the acreage which we have under lease in the State of Tennessee, five of which may be deemed to be significant including Consol Energy, Inc., Can Argo Energy Corporation, Champ Oil, John Henry Oil and Tengasco. These companies are in competition with us for oil and gas leases in known producing areas in which we currently operate, as well as other potential areas of interest.

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

DEPENDENCE ON OUR CUSTOMERS

         We are dependent on local purchasers of hydrocarbons to purchase our products in the areas where our properties are located. Barrett Oil Purchasing purchases oil from the Koppers Fields. Barrett accounted for $191,503 and $320,034 of the Company's total revenue, which was 12% and 38% of the Company's total revenue, respectively for fiscal 2009 and 2008. Cumberland Valley Resources purchases natural gas produced from the joint venture with Delta Producers, Inc. in the Jellico East Field. Delta Producers Inc. accounted for $332,597 and $355,641 of the Company's total revenue, which was 21% and 37% of the Company's total revenue, respectively for fiscal 2009 and 2008.

         In addition, we are dependent on local customers for drilling revenues. Tri-Global Holdings, LLC, Montello Resources, LLC, Delta Producers Inc. and Herman Gettelfinger accounted for $435,422 and $196,831, which was 47% and 75% of the Company's service and drilling revenue, respectively for fiscal 2009 and 2008. Atlas America, LLC has contracted with us to perform drilling for them on an as needed basis. During fiscal 2009, Atlas America, LLC accounted for $436,935 and $0, which was 47% and 0% of the Company's service and drilling revenue, respectively for fiscal 2009 and 2008. The loss of one or more of our primary purchasers and drilling customers may have a substantial adverse impact on our sales and on our ability to operate profitably.

RECENT DEVELOPMENTS

         On June 8, 2009 Miller Petroleum, Inc. acquired certain assets from Ky-Tenn Oil, Inc., a Kentucky corporation ("KTO"), an unrelated third party, including KTO's undivided interest in approximately 170 oil and gas wells in Morgan, Scott and Fentress counties Tennessee, together with all property, fixtures and improvements, leasehold interest and contract rights related to these wells Assets purchased included oil well equipment such as pump jacks, electric and gas motors and 100 bbl and 210 bbl oil tanks; gas well equipment such as swedges, meter runs and meters and separators; and other equipment such as compressors, motors, a workover rig, a wench truck, a diesel truck, a lowboy and various other vehicles. In addition we received an undivided interest in approximately 35,325 acres of oil and gas leases in Scott and Morgan counties, Tennessee. We also received interest in an operating agreement with the Tenn. State Energy Development Partnership, interest in a gas gathering pipeline system and other rights related to these assets, including royalty and working interests, licenses and permits and similar incidental rights. We issued one million shares of our stock for KTO's assets, valued at $320,000. We granted the seller piggy-back registration rights covering these shares. The shares were issued in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of the act. On June 12, 2009 we issued a press release announcing the closing of this transaction.

         On June 18, 2009 Miller Petroleum, Inc. acquired 100% of the stock of East Tennessee Consultants, Inc., a Tennessee corporation ("ETC") and 100% of the membership interests in East Tennessee Consultants II, LLC, a Tennessee limited liability company ("LLC") from the owners of these entities. As consideration for these companies we issued the sellers, who were unrelated third parties, one million shares of our common stock valued at $250,000. We granted the sellers registration rights covering these shares. The shares were issued in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of the act.

         ETC was formed in 1983 to provide oil and gas well operating services and it represented various working interest owners and the LLC was formed in 1996. Following the closing, it is anticipated that these subsidiaries will operate the wells they own as well as the recently purchased wells from KY-Tenn Oil, Inc. It is also anticipated that the old wells will be reworked and that new wells will be drilled from the extensive acreage now owned by us. The Chattanooga Shale, which is present in a majority of the wells acquired, is a candidate for stimulation. Completion and reworking of existing oil zones should add to reserves at a relatively inexpensive price.

         Under the terms of the stock purchase agreement, the sellers agreed not to engage in oil and gas operations for a period of three years following the closing date. We also agreed that each of the sellers, Messrs. Eugene D. Lockyear, Douglas G. Melton and Jerry G. Southwood, would continue their employment with the acquired companies for at least three years from the closing date of the transaction at their same compensation and benefit levels to which they were entitled in May 2009. In addition, as described later in this report, Mr. Lockyear was appointed Vice President of Operations of our company. We also agreed that if any or all of the sellers incur any income tax liability as a result of the receipt of the above shares as consideration for the stock purchase, we agreed to pay a bonus to such seller equal to the amount of his tax liability within 30 days from the closing date.

         Following the closing of the acquisition, Mr. Eugene D. Lockyear, one of the sellers, was appointed our Vice President of Operations. We have agreed to retain him in this position for at least three years from closing. It is anticipated that Mr. Lockyear will provide his geologic expertise which has been developed from over 36 years of working in the oil and gas industry and he will be responsible for supervision necessary to recomplete and rework the large inventory of wells now owned by us. In addition, Mr. Lockyear will oversee water plant projects, gas repressurization, gas storage, among others techniques to extract oil from older wells. As compensation for his services, Mr. Lockyear will receive an annualized base salary of $102,000 as well as customary benefits. This compensation level is identical to the compensation he was previously paid.

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

         At the local level, we have several competitors in the areas of the acreage which we have under lease in the State of Tennessee, five of which may be deemed to be significant including Consol Energy, Inc., Can Argo Energy Corporation, Champ Oil, John Henry Oil and Tengasco. These companies are in competition with us for oil and gas leases in known producing areas in which we currently operate, as well as other potential areas of interest.

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

GOVERNMENT REGULATION

         The production and sale of oil and gas are subject to regulation by federal, state and local authorities. None of the principal products that we offer require governmental approval, although permits are required for the drilling of oil and gas wells.

         Our sales of natural gas are affected by intrastate and interstate gas transportation regulation. Beginning in 1985, the Federal Energy Regulatory Commission ("FERC"), which sets the rates and charges for transportation and sale of natural gas, adopted regulatory changes that have significantly altered the transportation and marketing of natural gas. The stated purpose of FERC's changes is to promote competition among the various sectors of the natural gas industry. In 1995, FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations may tend to increase the cost of transporting oil and natural gas by pipeline. Every five years, FERC will examine the relationship between the change in the applicable index and the actual cost changes experienced by the industry. We are not able to predict with certainty what effect, if any, these regulations will have on us.

         Tennessee law requires that we obtain state permits for the drilling of oil and gas wells and to post a bond with the Tennessee Gas and Oil Board to ensure that each well is reclaimed and properly plugged when it is abandoned. The reclamation bonds cost $1,500 per well. The cost for the plugging bonds are $2,000 per well or $10,000 for ten wells. Currently, we have several of the $10,000 plugging bonds. For most of the reclamation bonds, we have deposited a $1,500 Certificate of Deposit with the Tennessee Gs and Oil Board.

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

         We are subject to various federal, state and local laws and regulations governing the protection of the environment, such as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), and the Federal Water Pollution Control Act of 1972, as amended (the "Clean Water Act"), which affect our operations and costs. In particular, our exploration, development and production operations, our activities in connection with storage and transportation of oil and other hydrocarbons and our use of facilities for treating, processing or otherwise handling hydrocarbons and related wastes may be subject to regulation under these and similar state legislation. These laws and regulations:

         o restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities;

         o limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

         o impose substantial liabilities for pollution resulting from our operations.

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

         As with the industry generally, compliance with existing regulations increases our overall cost of business. The areas affected include:

         o unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water;

         o capital costs to drill exploration and development wells primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes; and

         o capital costs to construct, maintain and upgrade equipment and facilities.

         CERCLA, also known as "Superfund," imposes liability for response costs and damages to natural resources, without regard to fault or the legality of the original act, on some classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the "owner" or "operator" of a disposal site and entities that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the Environmental Protection Agency (EPA) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the course of our ordinary operations, we may generate waste that may fall within CERCLA's definition of a "hazardous substance." We may be jointly and severally liable under CERCLA or comparable state statutes for all or part of the costs required to clean up sites at which these wastes have been disposed.

         We currently lease properties that for many years have been used for the exploration and production of oil and natural gas. Although we and our predecessors have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed or released on, under or from the properties owned or leased by us or on, under or from other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose actions with respect to the treatment and disposal or release of hydrocarbons or other wastes were not under our control. These properties and wastes disposed on these properties may be subject to CERCLA and analogous state laws. Under these laws, we could be required:

         o to remove or remediate previously disposed wastes, including wastes disposed or released by prior owners or operators;

         o to clean up contaminated property, including contaminated groundwater; or to perform remedial operations to prevent future contamination.

         o to clean up contaminated property, including contaminated groundwater; or to perform remedial operations to prevent future contamination.

         At this time, we do not believe that we are associated with any Superfund site and we have not been notified of any claim, liability or damages under CERCLA.

         The Resource Conservation and Recovery Act (RCRA) is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements and liability for failure to meet such requirements on a person who is either a "generator" or "transporter" of hazardous waste or an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows most oil and natural gas exploration and production waste to be classified as nonhazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA's requirements because our operations generate minimal quantities of hazardous wastes. At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes oil and natural gas exploration and production wastes from regulation as hazardous waste. Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose of and would cause us to incur increased operating expenses.

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

HISTORY OF OUR COMPANY

         We were incorporated in the State of Delaware in November 1985 originally under the name Longhorn Development Company, Inc. for the purpose of searching out and acquiring or participating in a business or business opportunity. In August 1988 we changed our name to Single Chip Systems International, Inc. In August 1998 we acquired all of the issued and outstanding securities of Single Chip Systems, Inc., a California corporation, in exchange for shares of our common stock. Our then current officers and directors resigned and the officers and directors of Single Chip Systems, Inc. were appointed officers and directors of our company. Prior thereto, on July 1, 1988, Single Chip Systems, Inc. had entered into a technology utilization license agreement with Ramtron International Corporation which granted Single Chip Systems, Inc. the royalty-bearing, non-exclusive licenses to use the ferroelectric technologies and the certain trademarks in production, manufacture and sales of Single Chip Systems, Inc. products. We failed to receive any economic benefit related to the license agreement and we recorded a $100,000 loss on the license agreement in the period ended December 31, 1988.

         Thereafter, we had no business or operations until the transaction in January 1997 as hereinafter described. In May 1996 we changed our name to Triple Chip Systems, Inc.

         Mr. Deloy Miller formed Miller Petroleum, Inc. ("pre-merger Miller"), a company which is the basis of our current operations, in January 1978. In January 1997, we closed an Agreement and Plan of Reorganization with pre-merger Miller whereby we issued 5,582,535 shares of our common stock in exchange for all of the outstanding common stock of per-merger Miller. The acquisition was accounted for as a recapitalization of our company because the shareholders of pre-merger Miller controlled the company after the acquisition. Following the transaction, in January 1997, pre-merger Miller was merged into our company and we changed our name to Miller Petroleum, Inc. in conjunction with the re-domestication of our company into the State of Tennessee.

         In September 1998 we formed Miller Pipeline Corporation Inc. as a wholly-owned subsidiary to manage the construction and operation of the gathering system used to transport natural gas to market. This pipeline was sold in December 2007 for our book value of $526,500 There was no gain or loss recorded on the transaction.

EMPLOYEES

         As of July 21, 2009 we had 19 full-time employees, including our executive officers. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

ITEM 1A. RISK FACTORS

         An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this report before deciding to invest in our common stock.

                  RISKS RELATING TO OVERALL BUSINESS OPERATIONS

WE HAVE A HISTORY OF LOSSES AND THERE ARE NO ASSURANCES WE WILL EVER REPORT PROFITABLE OPERATIONS.

         While we reported net income of approximately $8.4 million for fiscal 2009, these results include a one-time gain on sale of oil and gas properties of approximately $11.7 million. Absent this one-time transaction, our net loss for fiscal 2009 would have been approximately $3.3 million. In fiscal 2008 we reported a net loss of approximately $2.4 million. Our operations are not sufficient to fund our operating expenses. We reported operating losses of $3.2 million and $2.2 million for fiscal 2009 and fiscal 2008, respectively. Management's 2010 forecast indicates positive trends from capital-raising, increased production and related revenues, but it may not result in positive operating income, net income, among others and positive cash flows. These factors raise substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the successful completion of additional financing and/or generating profitable operations in future periods.

THE PRICES FOR OIL AND GAS ARE SUBJECT TO VOLATILITY BASED UPON FACTORS OVER WHICH WE HAVE NO CONTROL.

         The success of our business largely depends on the level of activity in oil and natural gas exploration, development and production, particularly in Tennessee. Oil and natural gas prices, and market expectations of potential changes in these prices, significantly affect the level of drilling activity. An actual decline, or the perceived risk of a decline, in oil or natural gas prices could cause oil and gas companies to reduce their overall level of spending, in which case demand for our products and services may decrease and revenues may be adversely affected. Prices for natural gas and crude oil fluctuate widely. For example, in fiscal 2009, our average sales price per barrel of oil was $68.77 as compared to $79.85 during fiscal 2008 and in fiscal 2009 our average sales price per Mcf of natural gas was $8.00 as compared to $7.21 in fiscal 2008. We anticipate continued fluctuations in the price of natural gas and oil These fluctuations in oil and natural gas prices may result from relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and other factors that are beyond our control, including:

         o  worldwide and domestic supplies of oil and natural gas;

         o  weather conditions;

         o  the level of consumer demand;

         o  the price and availability of alternative fuels;

         o  the availability of drilling rigs and completion equipment;

         o  the proximity to, and capacity of transportation facilities;

         o  the price and level of foreign imports;

         o the nature and extent of domestic and foreign governmental regulation and taxation;

         o the ability of the members of the Organization of Petroleum Exporting Countries (OPEC) to agree to and maintain oil price and production controls;

         o  worldwide economic and political conditions;

         o  the effect of worldwide energy conservation measures;

         o  political instability or armed conflict in oil-producing regions;
            and

         o  the overall economic environment.

         We have little or no control over any of the foregoing variables which impact adversely our revenues in future periods.

APPROXIMATELY 47% OF OUR PROVED GAS RESERVES ARE CLASSIFIED AS PROVED
UNDEVELOPED.

         Approximately 47% of our gas reserves are classified as proved undeveloped reserves. The future development of these undeveloped reserves into proved developed reserves is highly dependent upon our ability to fund an estimated total capital development cost of approximately $1,174,300. If such development costs are not incurred or are substantially reduced, our proved gas undeveloped and total proved reserves could be substantially reduced. The reduction in such reserves could have a materially negative impact on our ability to produce profitable future operations. The successful conversion of these proved undeveloped reserves into proved developed reserves is dependent upon the following:

         o The funding of the estimated proved undeveloped capital development costs is highly dependent upon our ability to generate sufficient working capital through operating cash flows, and our ability to borrow funds and/or raise equity capital,

         o Our ability to generate sufficient operating cash flows is highly dependent upon successful and profitable future operations and cash flows which could be negatively impacted by fluctuating prices and increased operating costs. No assurance can be given that we will have successful and profitable future operations and positive future cash flows, and

         o Projections for proved undeveloped reserves are largely based on their analogy to similar producing properties and to volumetric calculations. Reserves projections based on analogy are subject to change due to subsequent changes in the analogous properties. Volumetric calculations are often based upon limited log and/or core analysis data and incomplete reservoir fluid and formation rock data. Since these limited data must frequently be extrapolated over an assumed drainage area, subsequent production performance trends or material balance calculations may cause the need for significant revisions to the estimates of reserves.

ESTIMATES OF OIL AND NATURAL GAS DEPEND ON MANY ASSUMPTIONS THAT MAY VARY SUBSTANTIALLY FROM ACTUAL PRODUCTION.

         There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of expenditures, including many factors beyond our control. The reserve information relating to proved reserves set forth in this report represents only estimates based on reports of proved reserves prepared as of April 30, 2009 by Lee Keeling and Associates, Inc., independent petroleum consultants. Lee Keeling and Associates, Inc. was not engaged to evaluate and prepare reports relating to the probable reserves on our properties and interests as these are more uncertain than evaluations of proved reserves. Petroleum engineering is not an exact science. Information relating to our proved oil and natural gas reserves is based upon engineering estimates. Estimating quantities of proved crude oil and natural gas reserves is a complex process. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions or changes of conditions could cause the quantities of our reserves to be overstated.

         To prepare estimates of economically recoverable crude oil and natural gas reserves and future net cash flows, engineers analyze many variable factors, such as historical production from the area compared with production rates from other producing areas. It is also necessary to analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. The process also involves economic assumptions relating to commodity prices, production costs, severance and excise taxes, capital expenditures and workover and remedial costs. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected there from prepared by different engineers or by the same engineers at different times may vary substantially. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variations may be material.

OUR OPERATIONS ENTAIL INHERENT CASUALTY RISKS WHICH MAY NOT BE COVERED BY ADEQUATE INSURANCE.

         Our operations are subject to inherent casualty risks such as fires, blowouts, cratering and explosions. Other risks include pollution, the uncontrollable flows of oil, natural gas, brine or well fluids. These risks may result in injury or loss of life, suspension of operations, environmental damage or property and equipment damage, all of which would cause us to experience substantial financial loss. There were no catastrophic events in fiscal 2009 or 2008.

         Our drilling operations involve risks from high pressures and from mechanical difficulties such as stuck pipes, collapsed casings and separated cables. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks. There can be no assurance that any insurance will be adequate to cover any losses or liabilities. We cannot predict the continued availability of insurance, or its availability at premium levels that justify its purchase. In addition, we may be liable for environmental damages caused by previous owners of properties that we purchased, which liabilities would not be covered by our insurance.

OUR OPERATIONS ALSO ENTAIL SIGNIFICANT OPERATING RISKS.

         Our drilling activities involve risks, such as drilling non-productive wells or dry holes, which are beyond our control. The cost of drilling and operating wells and of installing production facilities and pipelines is uncertain. Cost overruns are common risks that often make a project uneconomical. The decision to purchase and to exploit a property depends on the evaluations made by reserve engineers, the results of which are often inconclusive or subject to multiple interpretations. We may also decide to reduce or cease its drilling operations due to title problems, weather conditions, noncompliance with governmental requirements or shortages and delays in the delivery or availability of equipment or fabrication yards.

WE ARE DEPENDENT ON LIMITED CUSTOMERS

         We are dependent on local purchasers of hydrocarbons to purchase our products in the areas where our properties are located. During the fiscal years ended April 30, 2009 and 2008, one customer purchasing oil represented approximately 12% and 38%, respectively of our total revenue and another customer purchasing natural gas from the joint venture with Delta Products, Inc. represented approximately 40% and 37% of our total revenue from fiscal years 2009 and 2008, respectively. The loss of one or more of our primary purchasers may have a substantial adverse impact on our sales and on our ability to operate profitably.

OUR OPERATIONS ARE SUBJECT TO VARIOUS GOVERNMENTAL REGULATIONS THAT REQUIRE COMPLIANCE THAT CAN BE BURDENSOME AND EXPENSIVE.

         Our oil and natural gas operations are subject to extensive federal, state and local governmental regulations that may be changed from time to time in response to economic and political conditions. Matters subject to regulation relate to the general population's health and safety and are associated with compliance and permitting obligations including regulations related to discharge from drilling operations, use, storage, handling, emission and disposal, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity to conserve supplies of oil and natural gas. In addition, the production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of human health and the environment. These laws and regulations have continually imposed increasingly strict requirements for water and air pollution control and solid waste management, and compliance with these laws may cause delays in the additional drilling and development of our properties. Significant expenditures may be required to comply with governmental laws and regulations applicable to us. We believe the trend of more expansive and stricter environmental legislation and regulations will continue. While, historically, we have not experienced any material adverse effect from regulatory delays, there can be no assurance that such delays will not occur for us in the future. We incurred less than $2,500 for government compliance in fiscal 2009 and fiscal 2008, primarily for safety items such as notices, hardhats and other small items.

PRICE DECLINES HAVE RESULTED IN AND MAY IN THE FUTURE RESULT IN WRITE-DOWNS OF OUR ASSET CARRYING VALUES.

         Commodity prices have a significant impact on the present value of our proved reserves. Recent declines in oil and gas prices have resulted in material downward revisions in the estimated present value of our proved reserves. Total reserves declined from a present worth value at April 30, 2008 of $9,774,116 to $2,224,361 at April 30, 2009. This was primarily due to a drop on commodity prices as the price for a barrel of oil declined from $103.31 as of April 30, 2008 to $40.35 as of April 30, 2009. Accounting rules require us to write down, as a non-cash charge to earnings, the carrying value of our oil and gas properties for impairments. We are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our assets, the carrying value may not be recoverable and therefore requires a write-down. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period incurred. We had no impairment charges for the years ended April 30, 2008 and 2009.

                  RISKS RELATED TO OWNERSHIP OF OUR SECURITIES

CERTAIN OF OUR OUTSTANDING WARRANTS CONTAIN CASHLESS EXERCISE PROVISIONS WHICH MEANS WE WILL NOT RECEIVE ANY CASH PROCEEDS UPON THEIR EXERCISE.

         At June 30, 2009 we have common stock warrants outstanding to purchase an aggregate of 1,000,000 shares of our common stock with an exercise price of $0.50 per share, 1,000,000 shares of our common stock with an exercise price of $1.00 per share and 1,640,000 shares of our common stock with an exercise price of $1.15 per share. All of these warrants are exercisable on a cashless basis which means that the holders, rather than paying the exercise price in cash, may surrender a number of warrants equal to the exercise price of the warrants being exercised. It is possible that the warrant holders will utilize the cashless exercise feature which will deprive us of additional capital which might otherwise be obtained if the warrants did not contain a cashless feature.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, SHAREHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

         Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Although we have adopted a Code of Conduct, two of our directors are independent and our Board has established an Audit Committee, we have not adopted many of these other corporate governance measures and, since our securities are not listed on a national securities exchange, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, including the requirement that a majority of our Board be independent, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON IN THE OVER THE COUNTER MARKET, OUR STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY AFFECT ITS LIQUIDITY.

         Our common stock is currently quoted in the over the counter market on the OTC Bulletin Board. As the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

         SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

         Not applicable to a smaller reporting company.

ITEM 2.  PROPERTIES.

         Our executive offices presently comprise approximately 4,968 square feet for the main office building and 6,600 square feet for the shop building on
14.05 acres of land in Huntsville, Tennessee that we own. The Company also leases accounting office space on a month-to-month basis at a monthly rate of $900 per month. The rental expense incurred for fiscal 2009 and 2008 was $8,027 and $0, respectively.

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

         At April 30, 2009 we had approximately 14,489 acres of oil and gas leases, all located in Anderson, Campbell, Roane and Scott Counties in Tennessee. These four counties are geographically situated in East Tennessee, with both Campbell and Roane counties sharing borders with Anderson county and Scott county sharing borders with Campbell and Anderson counties. As described elsewhere herein, on June 13, 2008 we sold approximately 30,000 acres of leases which were located in Campbell County, Tennessee and generally known as Koppers North and Koppers South to Atlas America LLC for $19.625 million.

         Of the approximately 14,489 acres of oil and gas leases we held at April 30, 2009, approximately 5,707 acres are located in Anderson County, Tennessee, approximately 3,936 acres are located in Campbell County, Tennessee, approximately 845 acres are located in Roane County Tennessee and approximately 4,001 acres are located in Scott County Tennessee. There is no production at the Anderson County, Tennessee sites. The following table provides information on the oil and gas production from the remaining acreage during the fiscal years ended April 30, 2009 and 2008:

                                          Total All Wells       Our %
                                          ---------------      ------
         Oil Production (Bbls)
           Produced April 30, 2008 ...          9,264           4,984
           Produced April 30, 2009 ...          8,021           4,580

         Gas Production (Mcf)
           Produced April 30, 2008 ...        206,388          39,507
           Produced April 30, 2009 ...        140,944          50,073

Oil and Gas Reserve Analyses

         Our estimated net proved oil and gas reserves and the present value of estimated cash flows from those reserves are summarized below. The reserves were estimated at April 30, 2009 by Lee Keeling and Associates, Inc., independent petroleum consultants, in accordance with regulations of the Securities and Exchange Commission, using market or contract prices at the end of each of the years presented in the consolidated financial statements. These prices were held constant over the estimated life of the reserves.

         Ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below for each of the years presented in the consolidated financial statements.

                                                           Oil (Bbl)   Gas (Mcf)
                                                           ---------  ----------
Proved Reserves

Balance, April 30, 2007 .................................    61,404     701,810
   Discoveries and extensions ...........................         -           -
   Revisions of previous estimates ......................    17,993     475,894
   Return of proved undeveloped properties to company ...         -   1,037,857
   Sale of minerals in place ............................         -    (324,195)
   Production ...........................................    (4,984)    (39,508)
                                                            -------   ---------

Balance, April 30, 2008 .................................    74,413   1,851,858
   Discoveries and extensions ...........................         -           -
   Revisions of previous estimates ......................   (16,390)     58,892
   Production ...........................................    (4,580)    (50,073)
                                                            -------   ---------

Balance, April 30, 2009 .................................    53,443   1,860,677

         Finally, the following table provides information at each of April 30, 2008 and 2009 regarding our developed and undeveloped reserves:

                                                           Oil (Bbl)   Gas (Mcf)
                                                           ---------  ----------

Proved developed producing reserves at April 30, 2009 ...    42,657      562,600
Proved developed producing reserves at April 30, 2008 ...    63,068      510,825

Proved developed non-producing reserves at April 30, 2009    10,786       29,879
Proved developed non-producing reserves at April 30, 2008    11,345       81,002

Proved undeveloped reserves at April 30, 2009 ...........         -    1,271,058
Proved undeveloped reserves at April 30, 2008 ...........         -    1,260,031

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

         The following table presents the standardized measure of discounted future net cash flows from our ownership interests in proved oil and gas reserves as of the end of each of the years presented in the consolidated financial statements. The standardized measure of future net cash flows as of April 30, 2009 and April 30, 2008 are calculated using weighted average prices in effect as of those dates. Those prices were $3.19 and $9.36, respectively, per Mcf of natural gas, and $40.35 and $103.31, respectively, per barrel of oil. The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the estimated proved reserves based on year-end cost levels. Future income taxes are based on year-end statutory rates, adjusted for any operating loss carry forwards and tax credits. The future net cash flows are reduced to present value by applying a 10% discount rate.

         Standardized measures of discounted future net cash flows at April 30, 2009 and 2008 are as follows:

                                                       2009             2008
                                                   ------------    ------------
Future cash flows ..............................   $  7,981,612    $ 25,456,619
Future production costs and taxes ..............     (1,812,885)     (3,597,397)
Future development costs .......................     (1,185,201)     (1,471,400)
Future income tax expense ......................     (1,544,893)     (6,320,225)
                                                   ------------    ------------
Future cash flows ..............................      3,438,633    $ 14,067,597
Discount at 10% for timing of cash flows .......     (1,903,824)     (7,323,458)
                                                   ------------    ------------
Discounted future net cash flows from proved
  reserves .....................................   $  1,534,809    $  6,744,139
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

         The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves for April 30, 2009 and 2008.

                                                       2009             2008
                                                   ------------    ------------
Balance, beginning of year .....................   $  6,744,139    $  1,999,640
Sales, net of production costs and taxes .......       (399,705)       (504,265)
Changes in prices and production costs .........     (2,775,928)      2,134,824
Revisions of quantity estimates and return of
  proved undeveloped properties ................     (1,338,495)       6,853,630
Sales of minerals in place .....................              -        (714,788)
Development costs incurred .....................              -               -
Net changes in income taxes ....................       (695,202)     (3,024,902)
                                                   ------------    ------------
Balances, end of year ..........................   $  1,534,809    $  6,744,139
                                                   ============    ============

ITEM 3.  LEGAL PROCEEDINGS

         In June 2008 CNX Gas Company, LLC commenced litigation in the Chancery Court of Campbell County, State of Tennessee style CNX Gas Company, LLC vs. Miller Petroleum Inc., Civil Action No. 08-071, to enjoin us from assigning or conveying certain leases described in the letter of intent signed dated May 30, 2008 between CNX Gas Company, LLC and our company, to compel us to specifically perform the assignments as described in the letter of intent and for damages. A Notice of Lien Lis Pendens was issued June 11, 2008. We moved for entry of summary judgment dismissing the claims asserted against us by CNX Gas Company, LLC and on January 30, 2009 the court found that the claims of CNX had no merit. The court granted our motion and dismissed all claims asserted by CNX Gas Company, LLC in that action. CNX Gas Company, LLC has appealed the ruling.

         On May 20, 2009 Gunsight Holdings, LLC, a Florida limited liability company, filed a complaint in the United States District Court for the Eastern District of Tennessee, Northern Division, that surrounds certain rights related to approximately 6,800 acres in Scott County, Tennessee. The Plaintiff is alleging that Miller Petroleum has failed or refused to pay royalties due to the Plaintiff's predecessors and have breached the implied duty of further exploration by failing to drill required wells, failing to reasonably develop or explore the property, failing to maintain an active interest in further development of the property and otherwise failing to act as a prudent operator of the property thereby causing damages to the Plaintiff exceeding $75,000. The Plaintiff is seeking a declaratory judgment of its allegations, removal of Miller Petroleum from the property, a full accounting of activities related to the property and all monies received from those activities, damages and costs of action. We have filed an answer denying the various claims and asserting affirmative defenses including that there has been continuous production from the subject lease. We intend to vigorously defend this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. STOCKHOLDER MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock is quoted in the over the counter market on the OTC Bulletin Board under the symbol MILL. The reported high and low sales prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                       High        Low
                                                       -----      -----
         Fiscal 2008
         Quarter ended July 31, 2007 ............      $0.25      $0.25
         Quarter ended October 31, 2007 .........      $0.07      $0.07
         Quarter ended January 31, 2008 .........      $0.08      $0.08
         Quarter ended April 30, 2008 ...........      $0.22      $0.10

         Fiscal 2009
         Quarter ended July 31, 2008 ............      $0.75      $0.10
         Quarter ended October 31, 2008 .........      $0.52      $0.12
         Quarter ended January 1, 2009 ..........      $0.40      $0.15
         Quarter ended April 30, 2009 ...........      $0.40      $0.15

         On July 17, 2009, the last sale price of our common stock as reported on the OTC Bulletin Board was $0.30. As of July 17, 2009, there were approximately 358 record owners of our common stock.

DIVIDEND POLICY

         We have never paid cash dividends on our common stock and we do not anticipate that we will declare or pay dividends in the foreseeable future. Payment of dividends, if any, is within the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition. In addition under Tennessee law, we may not pay a dividend if, after giving effect, we would be unable to pay our debts as they become due in the usual course of business or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed if we were to be dissolved at the time of the payment of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights were superior to those receiving the dividend.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

         None.

RECENT SALES OF UNREGISTERED SECURITIES

         On June 1, 2009 we sold 225,000 shares of our common stock to Empire Securities, Corp DBPRP for $0.34 per share. Also on June 1, 2009 we sold 125,000 shares of our common stock to The Rodriguez Family for $0.34 per share. Both sales involve issuance of our shares to sophisticated investors who had access to select information concerning the company, accordingly, both issuances were exempt under Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA.

         Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

EXECUTIVE SUMMARY

         We are an exploration and production company that utilizes seismic data, and other technologies for geophysical exploration and development of oil and gas wells. We have partial ownership in 20 producing oil wells and 32 producing gas wells. In addition to our engineering and geological capabilities, we have work-over rigs, dozers, roustabout crews and equipment to set pumping units, tanks and lay flow lines, winch trucks and trailers for traveling support, backhoes, ditchers, fusion machines and welders for pipeline and compression installation, as well as other equipment necessary to take a drilling program from the development stage to completion. We also sell rigs, oilfield trailers, compressors and other miscellaneous oil and gas production equipment.

         During fiscal 2009 we completed two transactions which we believe had both a positive impact on our balance sheet and removed certain historical obstacles in our continued growth. These transactions included:

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

OUR CURRENT FOCUS

         During fiscal 2009 we acquired leases for an additional 4,682 acres for aggregate consideration of approximately $580,512 bringing the total leases acquired as of April 30, 2009 to 14,489 acres for an approximate total cost of $976,000. The terms of these leases which have a net revenue interest of 87.5% run from one to five years. We are presently reviewing these leases, as well as our other existing leases, to determine the capital requirements and timing for drilling additional wells. To expand our operations by drilling on these leases will require additional capital. At present we have approximately 14,489 acres of oil and gas leases. During fiscal 2009 we leased an additional 4,682 acres, and allowed 3,328 acres of marginal leases to expire in Roane and Campbell Counties in Tennessee. The expired leases were primarily from Campbell County. We drilled three wells in the Harriman Prospect in Campbell County and from the geological data provided by these wells, we determined that the northeastern third of our previous leasing activity was no longer a viable area to be in and we allowed these leases to expire on their 5-year anniversary. As a part of the previously mentioned sale to Atlas Energy, we retained a 5% royalty interest on a 1,930 acre tract that we expect to be the subject of Atlas Energy drilling. When wells are developed on this acreage, we stand to share in any profit they create. Additionally, we retained the right to participate in up to ten wells with a 25% working interest without promote.

         With the closing of Atlas Energy transaction and the settlement of the Wind City litigation our management is now able to focus the majority of its efforts on growing our company. During fiscal 2009 we have augmented our senior management through the hiring of Mr. Scott M. Boruff to serve as our CEO and Mr. Paul W. Boyd to serve as our Chief Financial Officer. We are also continuing to focus our short-term efforts on five distinct areas, including:

         o Investment partnership management pursuant to which we will seek to drill additional wells, concentrating on the East Tennessee portion of the Southern Appalachian Basin with emphasis in horizontal drilling in Devonian Shale,

         o Organically growing production through drilling for own benefit on existing leases, leveraging our 100,000 plus well log database with a view towards retaining the majority of working interest in the new wells,

         o Expanding our contract drilling and service capabilities and revenues, including through our drilling contract with,

         o Expand our leasing capabilities by implementing strategies unique to the gas and oil industry to secured leases and enter into new partnerships to increase monetary capabilities, and

         o Increase our overall production through economically viable acquisitions of additional wells.

         Our ability, however, to implement one or more of these goals is dependent both upon the availability of additional capital. To fully expand our operations as set forth above, we will need up to $50 million to fund the balance of our expansion plans. To provide the expansion capital, we intend to leverage our existing assets as well as seek to raise additional capital through the sale of equity and/or debt securities. To facilitate these capital raising efforts, we have retained a broker-dealer and member of FINRA to assist us and are attempting to raise capital in a private offering. While our management has devoted significant time to these efforts during 2009, we have not been successful in raising any of these funds. Our ability to fully implement our expanded business model, however, is dependent on our ability to raise the additional capital on a timely basis so as to take advantage of the opportunities we presently have available to us. We face a number of obstacles, however, in raising the additional capital, including the relative size of our company, the low trading price of our stock and the lack of liquidity in the capital markets in general and small-cap companies in particular. If we are not able to raise the capital as required, we will be unable to fully implement our expanded business model and will need to delay future expansion as well as further purchases of leases.

RESULTS OF OPERATIONS

REVENUE
-------

         The following table shows the components of our revenues for the years ended April 30, 2009 and 2008, together with their percentages of total revenue in 2009 and percentage change on a year-over-year basis.

                                            YEAR ENDED APRIL 30,
                             ---------------------------------------------------
                                             % OF                         %
REVENUE                         2009       REVENUE         2008        CHANGE
                             ----------   ----------    ----------   -----------

Oil and gas ..............   $  640,094       41%       $  566,478       13%
Service and drilling .....      927,210       59%          262,864      253%
                             ----------                 ----------

Total revenue ............   $1,567,304      100%       $  829,342       89%

         Oil and gas revenue represents revenues generated from the sale of oil and natural gas produced from the wells in which we have a partial ownership interest. Oil and gas revenue is recognized as income as production is extracted and sold. We reported a 13% increase in oil and gas revenues for the year ended April 30, 2009 over the year ended April 30, 2008. The increase in oil and gas revenue was due to the Company having more wells producing oil and gas, notwithstanding the end of year decrease in both oil and gas prices. At April 30, 2009 oil was priced at $40.35 per barrel versus $77.25 at April 30, 2008 and at April 30, 2009 natural gas was $3.19 per Mcf as compared to $7.29 per Mcf at April 30, 2008.

         For the year ended April 30, 2009 we sold 8,311 barrels of oil and 116,600 Mcf of natural gas as compared to 9,025 barrels of oil and 137,232 Mcf of natural gas during the year ended April 30, 2008. For the year ended April 30, 2009 our average sales price per barrel of oil was $68.77 as compared to $77.25 during the year ended April 30, 2008. For the year ended April 30, 2009 as compared to the year ended April 30, 2008 our average sales price per Mcf of natural gas was $8.00 as compared to $7.29.

         For the year ended April 30, 2009 we produced 4,580 barrels of oil and 50,073 Mcf of natural gas as compared to 4,984 barrels of oil and 39,507 Mcf of natural gas during the year ended April 30, 2008.

         Service and drilling revenue represents revenues generated from drilling, maintenance and repair of third party wells. Service and drilling income is recognized at the time it is both earned and we have a contractual right to receive the revenue. Our service and drilling revenue increased 253% for the year ended April 30, 2009 as compared to the year ended April 30, 2008. During the year ended April 30, 2009 we drilled six wells for Atlas Energy, representing $437,000 of revenue, as part of our two-year drilling contract with them. According to Atlas Energy's road construction schedule, we expect to resume drilling in the next three to six months.

DIRECT AND OTHER EXPENSES
-------------------------

         The following tables show the components of our direct and other expenses for the years ended April 30, 2009 and 2008. Percentages listed in the table reflect margins for each component of direct expenses and percentages of total revenue for each component of other expenses.

                                                 YEAR ENDED APRIL 30,
                                    --------------------------------------------
DIRECT EXPENSES                        2009       MARGIN       2008       MARGIN
                                    ----------    ------    ----------    ------

Oil and gas .....................   $  240,389       62%    $   62,213       89%
Service and drilling ............    1,184,901     (28)%       297,942     (13)%
Impairment loss .................            -      n/a        666,073      n/a
Depletion expense................      221,465      n/a        157,153      n/a
                                    ----------              ----------

Total direct expenses............   $1,646,755      (5)%    $1,183,381     (43)%

                                                          YEAR ENDED APRIL 30,
                                           --------------------------------------------------
                                                              %                          %
OTHER EXPENSES (REVENUES)                      2009        REVENUE        2008        REVENUE
                                           ------------    -------    ------------    -------
Selling, general and administrative ....   $  2,712,943      173%     $  1,747,659      211%
Depreciation and amortization ..........        427,605       27%           70,821        9%
Interest expense, net of interest income         24,785        2%          365,397       44%
Loan fees and costs ....................        124,085        8%                -       n/a
Gain on sale of equipment ..............        (10,450)     (1)%         (102,119)    (12)%
Gain on sale of oil and gas properties .    (11,715,570)      n/a                -       n/a
                                           ------------               ------------

Total other expenses (revenues) ........   $ (8,436,602)              $  2,081,758

         We follow the successful efforts method of accounting for our oil and gas activities. Accordingly, costs associated with the acquisition, drilling and equipping of successful exploratory wells are capitalized. During the year ended April 30, 2009 we capitalized approximately $975,992 of costs associated with the acquisition, drilling and equipping of these wells as compared to none during fiscal year 2008. However, geological and geophysical costs, delay and surface rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred and are included in the cost of service and drilling revenue. Finally, costs of drilling development wells are capitalized; however, we did not drill any development wells during fiscal 2008. Upon the sale or retirement of oil and gas properties, the cost thereof and the accumulated depreciation or depletion are removed from the accounts and any gain or loss is credited or charged to operations.

         The cost of oil and gas revenue also represents costs associated with contract fees we pay third parties to monitor the oil wells and record production. Gas production is metered and read monthly by third party companies which are specialists. We increased the number of oil and gas wells that we have partial ownership in this fiscal year. Total producing oil wells grew from 15 as of April 30, 2008 to 20 as of April 30, 2009 and gas wells grew from 25 on April 30, 2008 to 32 as of April 30, 2009. As a percentage of oil and gas revenue, costs of oil and gas had a margin of 62% for the year ended April 30, 2009 as compared to 89% for the year ended April 30, 2008. Completion costs associated with the new wells is primarily responsible for this margin decrease. We anticipate that the costs of oil and gas revenues will proportionality increase as additional wells are connected.

         The cost of service and drilling revenue represents direct labor costs of employees associated with these services, as well as costs associated with equipment, parts and repairs. The cost of service and drilling revenue has risen significantly for the year ended April 30, 2009 as compared to the year ended April 30, 2008. As previously discussed, we drilled six wells for Atlas Energy during the year ended April 30, 2009 and expense increased accordingly. In addition, in preparation for the Atlas Energy drilling contract, we spent significant time and expense maintaining and repairing our drilling equipment. These costs increased approximately $264,000 from fiscal 2008 to fiscal 2009. Depletion of capitalized costs of proved oil and gas properties is provided on a pooled basis using the units-of-production method based upon proved reserves. Acquisition costs of proved properties are amortized by using total estimated units of proved reserves as the denominator. All other costs are amortized using total estimated units of proved developed reserves. During the year ended April 30, 2009 depletion expense was $221,465 or 14% of total revenue as compared to 19% for the year ended April 30, 2008. As a result of these components, total direct expenses reflected a margin of (5)% for fiscal 2009, an improvement from the (43)% margin experienced in fiscal 2008.

OTHER EXPENSES (REVENUES)
------------------------

         Selling, general and administrative expense includes salaries, general overhead expenses, insurance costs, professional fees and consulting fees. The increase for the year ended April 30, 2009 as compared to the year ended April 30, 2008 primarily reflects legal and professional fees associated with the sales of the leases to Atlas Energy and the settlement of the Wind City litigation, together with increased compensation expense, resulting from the addition of executive management as previously discussed. As a percentage of total revenue, selling, general and administrative expense decreased to approximately 173% for the year ended April 30, 2009 as compared to approximately 211% for fiscal 2008.

         Depreciation and amortization expenses reflect the usage of our fixed assets over time. The increase in depreciation and amortization for the year ended April 30, 2009 as compared to the year ended April 30, 2008 reflects an increase in the amount of depreciation due to the purchase of equipment.

         The decrease in interest expense, net of interest income for the year ended April 30, 2009 as compared to fiscal 2008 reflects the satisfaction of certain loans during the year ended April 30, 2008 as well as an increase on interest income from larger investible funds associated with the Atlas Energy transaction in June, 2008 as previously discussed.

         Loan fees and costs of $124,085 in the year ended April 30, 2009 represents non-cash expenses related to the fair value of warrants owed in connection with a prior financing transaction.

         During the year ended April 30, 2009 we recorded a gain of $11,715,570 on the sale of the oil and gas leases to Atlas Energy and the concurrent settlement of the Wind City litigation as described elsewhere herein. As part of the settlement we repurchased 2,900,000 shares of our common stock for $4,350,000 which is reflected on our balance sheet as shares subject to redemption. As a result of these one-time transactions, while we reported a net loss of $2,435,797 for the year ended April 30, 2008 we reported net income of $8,356,373 for the year ended April 30, 2009. We do not anticipate that we will enter into similar transactions in future periods.

LIQUIDITY

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At April 30, 2009 we had a working capital deficit of $370,955 as compared to a working capital deficit of $5,431,365 at April 30, 2008. This decrease in deficit primarily reflects the net cash to us from the sale of the leases and wells to Atlas Energy and the concurrent settlement of Wind City litigation and the satisfaction of the liability for stock repurchase.

Net cash used by operating activities in fiscal 2009 of $1,054,646 primarily reflects the increased cash paid for costs and expenses, primarily from the previously discussed increase in "Selling, General & Administrative" of $965,284, the increased costs of oil and gas revenues of $178,176,excluding depletion, and the increased costs of service and drilling revenues of $886,959, which were only partially offset by the increase in revenue of $737,962. In fiscal 2008 we also used cash to pay professional and other fees associated with the then ongoing Wind City litigation.

Net cash provided by investing activities of $6,760,273 in fiscal 2009 reflects the net cash we received from the Atlas Energy transaction of $12,519,713, partially offset by the purchase of additional drilling equipment and vehicles of $4,408,998 and funds used for the purchase of a lease and capitalized costs associated with the purchase of oil and gas properties of $1,268,942 and land of $110,000. During the year ended April 30, 2008, we had cash provided by investing activities of $719,851. This was primarily derived by proceeds from the sale of equipment, well equipment and supplies of $135,451 and proceeds from the sale of our pipeline of $576,500.

Net cash used in financing activities of $5,701,497 for fiscal 2009 primarily reflects the repurchase of 2,900,000 shares of our common stock from Wind Mill for $4,350,000 due to the settlement of Wind Mill litigation as previously discussed. In addition, we used cash to pay off certain notes payable of $726,630 and paid for financing costs of $666,475 during fiscal 2009. During fiscal 2008 cash provided by financing activities represented the proceeds from short-term borrowings partially offset by payments on notes payable.

As of April 30, 2009, we had a working capital deficit of $370,811. Our business involves significant capital requirements. The rate of production from oil and gas properties declines as reserves are depleted. Without successful development activities, our proved reserves would decline as oil and gas is produced from our proved developed reserves. Our long-term performance and profitability is dependent not only on recovering existing oil and gas reserves, but also on our ability to find or acquire additional reserves and fund related infrastructure build-outs on terms that are economically and operationally advantageous.

In order to implement our business strategy to expand our operations we will need to raise additional capital. During fiscal 2009 we also commenced a capital raising effort to raise funds to purchase drilling and work over rigs and other equipment. The additional equipment is expected to be used to fulfill the Atlas Energy agreement as well as for proprietary drilling. These private offering, however, are being conducted on a best efforts basis and there are no assurances we will raise any capital thereunder or that any funds we do receive will be sufficient to enable us to purchase the additional equipment. In that event, we would be required to seek alternative sources of financing for the purchase of the additional rigs and equipment and there are no assurances that this capital would be available to us.

In addition, our long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and gas business. An 11% drop in oil prices has reduced our liquidity somewhat this year. For the year ended April 30, 2009 our average sales price per barrel of oil was $68.77 as compared to $77.25 during the year ended April 30, 2008. Also, a reduction in reserves would reduce our operating results in future periods. Reserves dropped from a present value of $9,774,116 on April 30, 2008 to a present value of $2,224,361 on April 30, 2009. However, to counteract this we transacted two acquisitions subsequent to year-end which should offset this decrease. We operate in an environment with numerous financial and operating risks, including, but not limited to, the inherent risks of the search for, development and production of oil and gas, the ability to buy properties and sell production at prices which provide an attractive return and the highly competitive nature of the industry.

OFF-BALANCE SHEET ARRANGEMENTS

         As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

CRITICAL ACCOUNTING POLICIES

OIL AND GAS ACTIVITIES

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

SHARE BASED PAYMENTS

         The Company adopted SFAS No. 123R, "Share Based Payments." SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

         In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $247,425 and $0 in additional compensation expense during the years ended April 30, 2009, and 2008, respectively. Such amount is included general and administrative expenses on the statement of operations.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

         SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that an asset be evaluated for impairment when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In accordance with the provisions of SFAS 144, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets we grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties.

         For the year ended April 30, 2008, the Company expensed assets of approximately $179,000 for impaired oil and gas wells and approximately $77,000 for old unused equipment. Collectively, these write-offs are included in the Company's statement of income for the year ended April 30, 2008 under the caption "Impairment Loss". We incurred no impairment loss for the year ended April 30, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51". This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

         SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.

         In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company's financial position.

         In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60." Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company's financial position.

         In May 2009, the FASB issued SFAS No.165, Subsequent Events (SFAS 165). SFAS165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (subsequent events). More specifically, SFAS165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable to a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Our financial statements are contained in pages F-1 through F-25, which appear at the end of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our company. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

         Our management does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

         As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of April 30, 2009, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that as of April 30, 2009 our internal control over financial reporting is effective based on this criteria.

         This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There was no change in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     NAME                       AGE     POSITION
     ----                       ---     --------

     Deloy Miller               62      Chairman of the Board of Directors
     Scott M. Boruff            46      Chief Executive Officer and director
     Paul W. Boyd               51      Chief Financial Officer
     Charles M. Stivers         47      Director
     Herman E. Gettelfinger     76      Director

         DELOY MILLER. Mr. Miller has been Chairman of the Board of Directors since December 1996, and was Chief Executive Officer from December 1997 to August 2008. From 1967 to 1997, Mr. Miller was the founder and Chief Executive Officer of our company. He is a seasoned gas and oil professional with more than 40 years of experience in the drilling and production business in the Appalachian basin. During his years as a drilling contractor, he acquired extensive geological knowledge of Tennessee and Kentucky and received training in the reading of well logs. Mr. Miller served two terms as president of the Tennessee Oil & Gas Association and in 1978 the organization named him the Tennessee Oil Man of the Year. He continues to serve on the board of that organization. Mr. Miller was appointed in 1978 by the Governor of Tennessee to be the petroleum industry's representative on the Tennessee Oil & Gas Board, the state agency that regulates gas and oil operations in the state. Mr. Miller is the father-in-law of Mr. Boruff.

         SCOTT M. BORUFF. Mr. Boruff has served as a director and our Chief Executive Officer since August 2008. Prior to joining our company, Mr. Boruff has been a licensed investment banker and was a director from 2006 to 2007 with Cresta Capital Strategies, LLC a New York investment banking firm that was responsible for closing transactions in the $150 to $200 million category. Mr. Boruff specialized in investment banking consulting services that included structuring of direct financings, recapitalizations, mergers and acquisitions and strategic planning with an emphasis in the gas and oil field. As a commercial real estate broker for over 20 years Mr. Boruff developed condominium projects, hotels, convention centers, golf courses, apartments and residential subdivisions. As a consultant to us, Mr. Boruff led the last three major financial transactions completed by the company. Mr. Boruff holds a Bachelor of Science in Business Administration from East Tennessee State University. Mr. Boruff is the son-in-law of Mr. Miller.

         PAUL W. BOYD. Mr. Boyd has served as our Chief Financial Officer since September 2008. Prior to joining our company, from 2001 until August 2008 Mr. Boyd was Chief Financial Officer and Treasurer of IdleAire Technologies Corporation, a Knoxville, Tennessee company which provides a patented system that enables long haul truck drivers to park their trucks for extended periods of time while still using the heat, air conditioning and many other amenities. From 1999 to 2000 Mr. Boyd was Chief Financial Officer of United States Internet, Inc., a Knoxville, Tennessee company which was a subsidiary of Earthlink Company. From 1996 to 1999 he was Treasurer of Clayton Homes, Inc., a manufacturer of manufactured housing which is a subsidiary of Berkshire Hathaway, Inc. Mr. Boyd received a B.B.A. in Accounting from the University of Houston and is a certified public accountant.

         CHARLES M. STIVERS. Mr. Stivers has been a member of our Board of Directors since 2004. He also served as our Chief Financial Officer from 2004 until January 2006. Mr. Stivers has over 18 years accounting experience and over 12 years of experience within the energy industry. He owns and operates Charles
M. Stivers, C.P.A., which specializes in the oil and gas industry and has clients located in eight different states. Mr. Stivers served as Treasurer and Chief Financial Officer for Clay Resource Company and Senior Tax and Audit Specialist for Gallaher and Company. He received a Bachelor of Science degree in accounting from Eastern Kentucky University.

         HERMAN E. GETTELFINGER. Mr. Gettelfinger has been a member of our Board of Directors since 1997. Mr. Gettelfinger, who has been active in the gas and oil drilling and exploration business for more than 35 years, is a co-owner and President of Kelso Oil Company, Knoxville Tennessee . Kelso is one of eastern Tennessee's largest distributors of motor oils, fuels and lubricants to the industrial and commercial market.

         Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

KEY EMPLOYEES

         NAME                   AGE     POSITION
         ----                   ---     --------

         Dr. Gary G. Bible      59      Vice President of Geology
         David B. Wright        57      Vice President of Land
         Eugene D. Lockyear     63      Vice President of Operations

         DR. GARY G. BIBLE. Dr. Bible was appointed Vice President of Geology in September 1997. Dr. Bible came from Alamco Inc., where he had served since May, 1991 as manager of geology and senior geologist. Dr. Bible earned his BS in geology from Kent State University and his MS and PhD degrees in geology from Iowa State University.

         DAVID B. WRIGHT. Mr. Wright has served as head of our Land Department since January 2002. Prior to joining our company, from 1998 to 2002, Mr. Wright was a contract landman working for various oil and gas companies including Miller Petroleum, Inc. From 1982-1998, Mr. Wright directed the day-to-day activities associated with leasing, management, and exploration of more than 50,000 acres in Tennessee and Kentucky for Towner Petroleum. Mr. Wright received B.S. degrees in both Geology and Geography from Tennessee Tech University; and is a Registered Professional Geologist in the State of Tennessee, a member of the American Institute of Professional Geologists, as well as a member of the American Association of Professional Landmen.

         EUGENE D. LOCKYEAR. Mr. Lockyear has served as our Vice President of Operations since June 2009. From 1983 to 2009, Mr. Lockyear, 63, has been the President of ETC and a Partner in LLC since its formation in 1996. He holds a B.A. in Geology from Vanderbilt University and a M.S. in Geology and related work in Engineering also from Vanderbilt University. Mr. Lockyear is a Registered Professional Geologist - State of Tennessee and a former Registered Professional Environmentalist - State of Tennessee as well as a member of Phi Beta Kappa. On June 24, 2009 we issued a press release announcing the closing of this transaction.

DIRECTOR COMPENSATION

         We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. Currently, executive officers of our company who are also members of the Board of Directors do not receive any compensation specifically for their services as directors. During fiscal 2009 we did not hold any in person meetings and thus did not pay our outside directors attendance fees of $500 per meeting. All meetings were held electronically or via telephone and there is no compensation for these types of meetings. However, both outside directors received shares of our common stock during fiscal 2009. Mr. Stivers received 100,000 shares and Mr. Gettelfinger received 200,000 shares. The compensation from each can be seen below:

                                             DIRECTOR COMPENSATION
                                             ---------------------
                         FEES                         NON-EQUITY     NON-QUALIFIED
                      EARNED OR   STOCK    OPTION   INCENTIVE PLAN     DEFERRED       ALL OTHER
                       PAID IN    AWARDS   AWARDS    COMPENSATION    COMPENSATION    COMPENSATION
NAME                   CASH ($)    ($)       ($)         ($)         EARNINGS ($)        ($)        TOTAL ($)
----                  ---------   ------   ------   --------------   -------------   ------------   ---------
Charles M. Stivers         -      33,000      -            -               -              -         $ 33,000
Herman Gettelfinger        -      66,000      -            -               -              -         $ 66,000

CODE OF CONDUCT

         We have adopted a Code of Conduct that applies to our President, Chief Executive Officer, Chief Financial Officer Chief Accounting Officer or Controller and any other persons performing similar functions. This Code provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, and full, fair, accurate, timely and understandable disclosure in reports we file with the Securities Exchange Commission.

         Copies of our Code of Conduct may be obtained without charge by written request to us at Miller Petroleum, Inc., 3651 Baker Highway, Huntsville, Tennessee 37756, Attention: Corporate Secretary.

COMMITTEES OF THE BOARD OF DIRECTORS

         Our Board of Directors has established an Audit Committee. The Audit Committee duties are to (1) pre-approve audit and nonaudit services.(2) receive reports from auditor on critical accounting policies; receive reports from auditor on discussions with management on alternative GAAP, their effects, and the auditor's reference; receive reports from auditor on material communications with management. (3) oversee the auditor engagement (engaging, compensation, and resolving disagreements with management on financial reporting). and (4) provide procedures to receive, retain, and treat complaints; provide procedures to confidentially handle employee complaints (whistle-blower protection). Messrs. Boruff, Gettelfinger and Stivers are currently the members of the Audit Committee. Mr. Stivers is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

         o understands generally accepted accounting principles and financial statements,

         o is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

         o has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

         o  understands internal controls over financial reporting, and

         o  understands audit committee functions.

         Our Board of Directors has not yet established a Compensation Committee or a Nominating Committee, or any committees performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Because we have only two independent directors, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

         We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors. Given the operational size of our company , we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table summarizes all compensation recorded by us in the last completed year for:

         o our principal executive officer or other individual serving in a similar capacity,

         o our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at April 30, 2009 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934, and

         o up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at April 30, 2009.

         For definitional purposes, these individuals are sometimes referred to as the "named executive officers." The value attributable to any option awards in the following table is computed in accordance with FAS 123R.

                                         SUMMARY COMPENSATION TABLE
                                         --------------------------
                                                                              NON-
                                                                  NONEQUITY   QUALIFIED
                                                                  INCENTIVE   DEFERRED    ALL
                                                                  PLAN        COMPEN-     OTHER
                                                STOCK    OPTION   COMPEN-     SATION      COMPEN-
NAME AND PRINCIPAL          SALARY    BONUS     AWARDS   AWARDS   SATION      EARNINGS    SATION    TOTAL
POSITION             YEAR   ($)       ($)       ($)      ($)      ($)         ($)         ($)        ($)
(A)                  (B)    (C)       (D)       (E)      (F)      (G)         (H)         (I)        (J)
-------------------  ----   -------   -------   ------   ------   ---------   ---------   -------   -------
Scott M. Boruff (1)  2009   182,755   250,000   53,625        -           -           -     9,059   486,439

Deloy Miller (2)     2009   200,000         -        -        -           -           -     2,244   202,244
                     2008   200,000         -        -        -           -           -         -   200,000

Paul W. Boyd (3)     2009    69,231         -        -   17,800           -           -     4,000    91,031

(1) Mr. Boruff has served as our Chief Executive Officer since August 2008. His bonus of $250,000 was net of certain expenses and had an accrual of $186,452 on April 30, 2009. All other compensation included an auto allowance of $1,000 per month plus $59 of compensation derived from personal use of a Company vehicle.

(2) Mr. Miller served as our Chief Executive Officer from December 1997 to August 2008. All other compensation included $2,244 of compensation derived from personal use of a Company vehicle in 2009 and $0 in 2008.

(3) Mr. Boyd has served as our Chief Financial Officer since September 2008. All other compensation included an auto allowance of $500 per month.

EXECUTIVE COMPENSATION ARRANGEMENTS

         EMPLOYMENT AGREEMENT WITH MR. BORUFF

         Effective August 1, 2008, we entered into an employment agreement with Mr. Scott M. Boruff pursuant to which Mr. Boruff will serve as our Chief Executive Officer for an initial term of five years, subject to additional one-year renewal periods. Under the terms of the agreement, as amended, Mr. Boruff's compensation consists of the following:

         o 10 year options to purchase 250,000 shares of our common stock at an exercise price per share of $0.33, with vesting in equal annual installments over a period of four years, or immediately upon a change of control of our company as described in the agreement, and

         o a restricted stock grant of 250,000 shares of common stock, with vesting in equal annual installments over a period of four years, or on an accelerated basis in the event of a change of control of our company also as described in the agreement.

         Mr. Boruff is also entitled to receive certain incentive compensation in the form of cash and shares of our common stock based upon, and subject to, two performance benchmarks, gross revenue and earnings before income taxes, depreciation and amortization (EBITDA), as follows:

         o 100% of his base salary and 100,000 shares of our common stock in the event that our gross revenues for fiscal 2009 (annualized beginning on the date of the agreement) were not less than $2,000,000 and EBITDA for such period was not less than $200,000, Mr. Boruff earned $250,000 in cash bonuses and 100,000 shares in stock bonuses for fiscal 2009.

         o 100% of his base salary and 100,000 shares of our common stock in the event that our gross revenues for fiscal 2010 are not less than $4,000,000 and EBITDA for such period was not less than $400,000,

         o 100% of his base salary and 100,000 shares of our common stock in the event that our gross revenues for fiscal 2011 are not less than $8,000,000 and EBITDA for such period was not less than $800,000,

         o 100% of his base salary and 100,000 shares of our common stock in the event that our gross revenues for fiscal 2012 are not less than $16,000,000 and EBITDA for such period was not less than $1,600,000, and

         o 100% of his base salary and 100,000 shares of our common stock in the event that our gross revenues for fiscal 2013 are not less than $30,000,000 and EBITDA for such period was not less than $3,000,000.

         One half of each element of incentive compensation is earned if the gross revenue benchmark is achieved, and the other half of each element is earned if the EBITDA benchmark is achieved.

         Mr. Boruff is also entitled to a $1,000 per month automobile allowance. The employment agreement also provides that Mr. Boruff is entitled to participate in the employee benefit plans, programs and arrangements we have in effect during the employment term which are generally available to our senior executives. The agreement also contains indemnification, confidentiality and non-solicitation clauses.

         The agreement may be terminated by us for cause, as defined in the agreement, or upon his death or disability, or for no cause. In the event the agreement is terminated for either reason, if Mr. Boruff should terminate the agreement for any reason or if the agreement is not renewed, he is only entitled to receive his base salary through the date of termination. We may also terminate the agreement without cause, in which event Mr. Boruff will be entitled to his base salary through the date of termination and, should we terminate the agreement during the initial term, as severance, his base salary for one year. If we should terminate the agreement as a result of a change of control as defined in the agreement, he is entitled to a lump sum payment equal to 2.99 times Mr. Boruff's then base salary.

         HOW MR. MILLER'S COMPENSATION WAS DETERMINED

         Mr. Miller, who served as our principal executive officer until December 1997 to August 1, 2008, was not a party to an employment agreement with our company. His compensation was determined by the Board of Directors, of which he is a member. The Board considered a number of factors in determining Mr. Miller's compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Board of Directors did not consult with any experts or other third parties in fixing the amount of Mr. Miller's compensation. During fiscal 2009, Mr. Miller's compensation package included a base salary of $200,000.

         HOW MR. BOYD' COMPENSATION WAS DETERMINED

         Mr. Boyd has served as our Chief Financial Officer since September 2008. We are not a party to an employment agreement with Mr. Boyd. His compensation is determined by the Board of Directors. The Board considered a number of factors in determining Mr. Boyd's compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business. The Board of Directors did not consult with any experts or other third parties in fixing the amount of Mr. Boyd's compensation. In 2009 we paid Mr. Boyd a base salary of $120,000 on an annualized basis. In addition, we granted Mr. Boyd options to purchase 250,000 shares of our common stock with an exercise price of $0.40 per share, vesting as follows:

         o  options to purchase 125,000 shares which vested in December 2008,

         o options to purchase 62,500 shares that vest at such time as we have raised at least $7.5 million in capital, and

         o options to purchase the remaining 62,500 options that vest at such time as we have raised at least $15 million in capital.

         Mr. Boyd is also entitled to a $500 per month automobile allowance and reimbursement of CPA related expenses and health insurance premiums.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

         The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of April 30, 2009.

                                   OPTION AWARDS                                          STOCK AWARDS
           -------------------------------------------------------------  -------------------------------------------
                                                                                                            Equity
                                                                                                 Equity     incentive
                                                                                                 incentive  plan
                                                                                                 plan       awards:
                                                                                                 awards:    market
                                                                                                 number     or
                                       Equity                                                    of         payout
                                       incentive                                                 unearned   value of
                                       plan                                                      shares,    unearned
                                       awards:                            Number     Market      units or   shares,
           Number of    Number of      Number of                          of shares  value of    other      units or
           securities   securities     securities                         or units   shares or   rights     other
           underlying   underlying     underlying                         of stock   units of    that       rights
           unexercised  unexercised    unexercised  Option                that have  stock that  have       that have
           options      options        unearned     exercise  Option      not        have not    not        not
           (#)          (#)            options      price     expiration  vested     vested      vested     vested
Name       exercisable  unexercisable  (#)          ($)       date        (#)        ($)         (#)        (#)
(a)        (b)          (c)            (d)          (e)       (f)         (g)        (h)         (i)        (j)
--------   -----------  -------------  -----------  --------  ----------  ---------  ----------  ---------  ---------
Scott M.
Boruff               -        250,000            -     $0.33    8/1/2018          -           -          -          -

Deloy
Miller               -              -            -         -           -          -           -          -          -

Paul W.
Boyd           125,000        125,000            -     $0.40   9/23/2011          -           -          -          -

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         We do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934. Accordingly, our directors, officers and 10% or greater shareholders are not required to file ownership reports pursuant to
Section 16(a) of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         At July 17, 2009 we had 18,161,856 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of July 17, 2009 by:

         o each person known by us to be the beneficial owner of more than 5% of our common stock;

         o  each of our directors;

         o  each of our named executive officers; and

         o our named executive officers, directors and director nominees as a group.

         Unless otherwise indicated, the business address of each person listed is in care of 3651 Baker Highway, Huntsville, TN 37756. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

                                              AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER                      BENEFICIAL OWNERSHIP    % OF CLASS
------------------------                      --------------------    ----------

Deloy Miller (1) .........................          4,075,343            19.9%
Scott M. Boruff (2) ......................          3,000,500            14.6%
Paul W. Boyd ((3)) .......................            125,000                *
David B. Wright ..........................            200,000                *
Charles M. Stivers .......................            100,000                *
Herman E. Gettelfinger ...................            556,537             2.7%
All officers and directors as a group
 (six persons)(1)(2)((3)) ................          8,057,380            39.3%
Prospect Energy Corporation ((4)) ........          2,160,000            10.5%

*   represents less than 1%

(1) The number of shares beneficially owned by Mr. Miller includes 100 shares held with his wife.

(2) The number of shares beneficially owned by Mr. Boruff includes 38,000 shares held with his late wife and 62,500 stock options.

(3) The number of shares beneficially owned by Mr. Boyd includes 125,000 stock options.

(4) The number of shares beneficially owned by Prospect Energy Corporation represents shares of our common stock underlying presently exercisable warrants. 1,000,000 of these warrants have an exercise price of $0.50 per share and 1,160,000 of these warrants have an exercise price of $1.15 per share. Prospect Energy Corporation's address is U.S. Bank Trust Security Services, 1555 North Rivercenter Drive, MK-WI-S302, Milwaukee, WI 53212.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of April 30, 2009.

                                                                              NUMBER OF
                                                                              SECURITIES
                                                                              REMAINING
                                                                              AVAILABLE FOR
                                                NUMBER OF                     FUTURE
                                                SECURITIES     WEIGHTED       ISSUANCE
                                                TO BE ISSUED   AVERAGE        UNDER EQUITY
                                                UPON           EXERCISE       COMPENSATION
                                                EXERCISE OF    PRICE OF       PLANS
                                                OUTSTANDING    OUTSTANDING    (EXCLUDING
                                                OPTIONS,       OPTIONS,       SECURITIES
                                                WARRANTS AND   WARRANTS AND   REFLECTED IN
                                                RIGHTS (A)     RIGHTS (B)     COLUMN (A))(C)
                                                ------------   ------------   --------------
Plan category
Plans approved by stockholders: .............              -              -                -

Plans not approved by stockholders:
Employment agreement with Scott M. Boruff (1)              -          $0.33          500,000
Option agreement with Paul W. Boyd (2) ......        125,000          $0.40                -

(1) Pursuant to the terms of the employment agreement entered into with Mr. Boruff in August 2008, we agreed to issue him as partial consideration for his services to us:

         o 10 year options to purchase 250,000 shares of our common stock at an exercise price per share of $0.33, with vesting in equal annual installments over a period of four years, or immediately upon a change of control of our company as described in the agreement, and

         o a restricted stock grant of 250,000 shares of common stock, with vesting in equal annual installments over a period of four years, or on an accelerated basis in the event of a change of control of our company also as described in the agreement.

         Through April 30, 2009 options to purchase 125,000 shares of our common stock have vested and the number of shares reflected in column (a) above represents the shares underlying the vested options. The number of shares appearing in column (c) above includes shares underlying unvested options and the unvested portion of the restricted stock grant, but excludes any shares of our common stock which may be issued to Mr. Boruff as incentive compensation upon our company meeting certain revenue and earnings thresholds. See Item 11. Executive Compensation - Executive Compensation Arrangements - Employment Agreement with Mr. Boruff appear earlier in this report.

(2) As partial compensation for his services, we granted Mr. Boyd options to purchase 250,000 shares of our common stock with an exercise price of $0.40. Of this amount options to purchase 125,000 shares of our common stock vested in December 2008 and are represented in column (a) above. Of the remaining options granted to him, options to purchase 62,500 shares vest at such time as we have raised at least $7.5 million in capital, and options to purchase the remaining 62,500 options vest at such time as we have raised at least $15 million in capital. Because these options are conditioned upon our company raising capital, and, accordingly, may not be issued, they are excluded from this table. See Item
11. Executive Compensation - Executive Compensation Arrangements - How Mr. Boyd's Compensation Was Determined appear earlier in this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

         The Company had an account receivable from Herman Gettelfinger, a member of the Board of Directors, and his wife, at April 30, 2009 and April 30, 2008 in the amount of $19,882 and $5,145, respectively for work performed on oil and gas wells.

         The Company had an account payable to Charles Stivers, a member of the Board of Directors, at April 30, 2009 and April 30, 2008 in the amount of $2,200 and $0, respectively for work performed on tax returns.

         There are no assurances that the terms of the transactions with the related parties are comparable to terms we could have obtained from unaffiliated third parties.

DIRECTOR INDEPENDENCE

         Two of our directors, Messrs. Stivers and Gettelfinger, are independent within The NASDAQ Stock Market's director independence standards pursuant to Marketplace Rule 4200.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Sherb & Co., LLP served as our independent registered public accounting firm for 2009 and Rodefer Moss & Co., PLLC served as our independent registered public accounting firm for 2008. The following table shows the fees that were billed for the audit and other services provided by such firm for 2009 and 2008:

                                                   2009           2008
                                                 -------        -------
         Audit Fees .....................        $65,000        $70,341
         Audit-Related Fees .............        $ 1,500              -
         Tax Fees .......................              -              -
         All Other Fees .................              -              -
                                                 -------        -------
                  Total .................        $66,500        $70,341

         Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

         Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

         Tax Fees -- This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

         All Other Fees -- This category consists of fees for other miscellaneous items.

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to our independent registered public accounting firm with respect to 2009 were pre-approved by the entire Board of Directors.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT
NO.      DESCRIPTION
-------  -----------

2.1 Agreement and Plan of Reorganization dated December 20, 1996 between Triple Chip Systems, Inc. and Miller Petroleum, Inc. (1)

3.1      Certificate of Incorporation (2)

3.2      Certificate of Amendment of Certificate of Incorporation (2)

3.3      Certificate of Amendment of Certificate of Incorporation (2)

3.4 Certificate of Ownership and Merger and Articles of Merger between Triple Chip Systems, Inc. and Miller Petroleum, Inc. (3)

3.5      Bylaws (2)

4.1 Form of Stock Purchase Warrant issued May 4, 2005 to Prospect Energy Corporation (4)

4.2 Form of Stock Purchase Warrant issued May 4, 2005 to Petro Capital III, L.P. (4)

4.3 Form of Stock Purchase Warrant issued May 4, 2005 to Petrol Capital Advisors, LLC (4)

4.4 Form of Stock Purchase Warrant issued December 31, 2005 to Petro Capital III, L.P. (5)

4.5 Form of Stock Purchase Warrant issued December 31, 2005 to Prospect Energy Corporation (5)

4.6 Form of Stock Purchase Warrant issued December 31, 2005 to Petro Capital Advisors, LLC (5)

4.7      Form of warrant issued to Cresta Capital Corporation *

4.8      Form of Option granted to Mr. Paul W. Boyd *

10.1 Purchase and Sale Agreement dated December 16, 1997 between AKS Energy Corporation and Miller Petroleum, Inc. (6)

10.2 Assumption Agreement dated December 16, 1997 between AKS Energy Corporation and Miller Petroleum, Inc. (6)

10.3 Purchase and Sale Agreement dated September 6, 2000 between NAMI Resources Company, LLC and Miller Petroleum, Inc. (7)

10.4     Employment Agreement as of August 1, 2008 with Scott M. Boruff (8)

10.5 Amendment to Employment Agreement with Scott M. Boruff dated September 9, 2008 (9)

10.6 Form of Registration Rights Agreement dated May 4, 2005 by and among Miller Petroleum, Inc., Petro Energy Corporation, Petrol Capital III, L.P. and Petro Capital Advisors, LLC. (4)

10.7 Farmout Agreement dated September 3, 1999 between Tengasco, Inc. and Miller Petroleum, Inc. (3)

10.8     Registration Rights Agreement dated May 4, 2005 (4)

10.9 Purchase and Sale Agreement dated June 13, 2008 between Atlas Energy Resources, LLC and Miller Petroleum, Inc. (8)

10.10 Termination Agreement, General Release and Covenant Not To Sue Dated June 13, 2008 with Cresta Capital Strategies, LLC*

14.1     Code of Conduct (10)

16.1     Letter from Rodefer Moss & Co., PLLC (11)

21.1     Subsidiaries of the registrant *

31.1     Rule 13a-14(a)/15d-14(a)certificate of Chief Executive Officer *

31.2     Rule 13a-14(a)/15d-14(a)certificate of Chief Financial Officer *

32.1     Section 1350 certification of Chief Executive Officer *

32.2     Section 1350 certification of Chief Financial Officer*

*        filed herewith

(1) Incorporated by reference to the Current Report on Form 8-K dated January 15, 1997.

(2) Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1995.

(3) Incorporated by reference to the exhibits filed with the registration statement on Form SB-2, SEC File No. 333-53856, as amended.

(4)      Incorporated by reference to the Current Report on Form 8-K dated May
         9, 2005.

(5) Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended January 31, 2006.

(6) Incorporated by reference to the Current Report on Form 8-K dated March 17, 1998.

(7) Incorporated by reference to the Current Report on Form 8-K dated September 21, 2000.

(8) Incorporated by reference to the Annual Report on Form 10-KSB for the year ended April 30, 2008

(9) Incorporated by reference to the Current Report on Form 8-K dated September 12, 2008.

(10) Incorporated by reference to the Annual Report on Form 10-KSB for the year ended April 30, 2007.

(11) Incorporated by reference to the Current Report on Form 8-K dated August 21, 2008.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Miller Petroleum, Inc.

Date:  August 7, 2009                   By: /s/ Scott M. Boruff
                                            -------------------
                                        Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                          TITLE                      DATE
        ---------                          -----                      ----

/s/ Deloy Miller                  Chairman of the Board           August 7, 2009
----------------                  of Directors
Deloy Miller

/s/ Scott M. Boruff               Chief Executive Officer         August 7, 2009
-------------------               and director, principal
Scott M. Boruff                   executive officer

/s/ Paul W. Boyd                  Chief Financial Officer,        August 7, 2009
----------------                  principal financial
Paul W. Boyd                      and accounting officer

/s/ Charles M. Stivers            Director                        August 7, 2009
----------------------
Charles M. Stivers

/s/ Herman E. Gettelfinger        Director                        August 7, 2009
--------------------------
Herman E. Gettelfinger

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm ..................   F-1

Report of Independent Registered Public Accounting Firm ..................   F-2

Consolidated Balance Sheets ..............................................   F-3

Consolidated Statements of Operations ....................................   F-5

Consolidated Statements of Stockholders' Equity ..........................   F-6

Consolidated Statements of Cash Flows ....................................   F-7

Notes to the Consolidated Financial Statements ...........................   F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Miller Petroleum, Inc.

         We have audited the accompanying consolidated balance sheet of Miller Petroleum, Inc. as of April 30, 2009 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended April 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2009, and the results of its operations and cash flows for the year ended April 30, 2009, in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that Miller Petroleum, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and will have to obtain additional financing to sustain operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                            /s/ Sherb & Co., LLP
                                                                 SHERB & CO, LLP
                                                    Certified Public Accountants

New York, New York
July 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors Miller Petroleum, Inc. and Subsidiary
Huntsville, Tennessee

We have audited the accompanying consolidated balance sheet of Miller Petroleum, Inc. and its Subsidiary as of April 30, 2008 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor was it engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referenced above present fairly, in all material respects, the financial position of Miller Petroleum, Inc. and its Subsidiary as of April 30, 2008, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rodefer Moss & Co, PLLC

Knoxville, Tennessee
August 13, 2008

                             MILLER PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEETS


ASSETS

                                                      April 30,      April 30,
                                                         2009           2008
                                                     -----------    -----------

CURRENT ASSETS

Cash .............................................   $    46,566    $    42,436
Cash - restricted ................................     1,982,552              -
Accounts receivable, net .........................       124,815        131,302
Accounts receivable - related parties ............        19,882          5,144
Inventory ........................................        87,120         65,856
                                                     -----------    -----------

Total Current Assets .............................     2,260,935        244,738

Fixed Assets .....................................     5,751,017      1,161,019
Less: accumulated depreciation ...................    (1,022,017)      (595,362)
                                                     -----------    -----------

Net Fixed Assets .................................     4,729,000        565,657


OIL AND GAS PROPERTIES
(On the basis of successful efforts accounting) ..     1,787,911      1,544,577


Land .............................................       406,500        496,500
Deferred Interest ................................         6,892              -
Prepaid Offering Cost ............................       666,476              -
Cash - restricted long-term ......................        84,019         83,000
                                                     -----------    -----------

Total Other Assets ...............................     1,163,887        579,500
                                                     -----------    -----------

TOTAL ASSETS .....................................   $ 9,941,733    $ 2,934,472
                                                     ===========    ===========
                                                                    (continued)

The accompanying notes are an integral part of these consolidated financial statements.

                             MILLER PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                      April 30,      April 30,
                                                         2009           2008
                                                     -----------    -----------

CURRENT LIABILITIES

Accounts payable - trade .........................   $   301,082    $   389,275
Accrued expenses .................................       271,099        164,982
Asset retirement liability .......................        57,246         45,216
Unearned revenue .................................       131,587              -
Notes payable - related parties ..................             -         80,200
Current portion of notes payable .................     1,870,732        646,430
Shares subject to redemption .....................             -      4,350,000
                                                     -----------    -----------

Total Current Liabilities ........................     2,631,746      5,676,103

LONG-TERM LIABILITIES

Deferred income taxes payable ....................           778              -
Notes payable - other ............................        88,473              -
                                                     -----------    -----------

Total Long-term Liabilities ......................        89,251              -
                                                     -----------    -----------

     Total Liabilities ...........................     2,720,997      5,676,103


STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, 500,000,000 shares authorized st
  $0.0001 par value, 15,974,356 and 11,666,856
  shares issued and outstanding, respectively ....         1,597          1,166
Additional paid-in capital .......................     8,555,324      6,949,761
Accumulated (deficit) ............................    (1,336,185)    (9,692,558)
                                                     -----------    -----------

Total Stockholders' Equity (Deficit) .............     7,220,736     (2,741,631)
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......   $ 9,941,733    $ 2,934,472
                                                     ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             MILLER PETROLEUM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                             Year Ended
                                                     --------------------------
                                                      April 30,      April 30,
                                                         2009           2008
                                                     -----------    -----------

REVENUES

Oil and gas revenue ..............................   $   640,094    $   566,478
Service and drilling revenue .....................       927,210        262,864
                                                     -----------    -----------

Total Revenue ....................................     1,567,304        829,342

COSTS AND EXPENSES

Cost of oil and gas revenue ......................       240,389         62,213
Cost of service and drilling revenue .............     1,184,901        297,942
Selling, general and administrative ..............     2,712,943      1,747,659
Depreciation, depletion and amortization .........       649,070        227,974
Impairment loss ..................................             -        666,073
                                                     -----------    -----------

Total Costs and Expenses .........................     4,787,303      3,001,861
                                                     -----------    -----------

LOSS FROM OPERATIONS .............................    (3,219,999)    (2,172,519)

OTHER INCOME (EXPENSE)
Interest income ..................................        62,741          2,099
Interest expense .................................       (87,526)      (367,496)
Loan fees and costs ..............................      (124,085)             -
Gain on sale of equipment ........................        10,450        102,119
Gain on sale of oil and gas properties ...........    11,715,570              -
                                                     -----------    -----------

Total Other Income (Expense) .....................    11,577,150       (263,278)
                                                     -----------    -----------

NET INCOME (LOSS) BEFORE INCOME TAXES ............     8,357,151     (2,435,797)

INCOME TAX EXPENSE (BENEFIT) .....................           778              -
                                                     -----------    -----------

NET INCOME (LOSS) ................................   $ 8,356,373    $(2,435,797)
                                                     ===========    ===========

BASIC AND DILUTED - INCOME (LOSS) PER SHARE ......   $      0.56    $     (0.17)

BASIC AND DILUTED - WEIGHTED AVERAGE
  SHARES OUTSTANDING .............................    14,827,877     14,454,288

The accompanying notes are an integral part of these consolidated financial statements.

                                               MILLER PETROLEUM, INC.
                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                           Additional    Accumulated
                                                  Common        Shares       Paid-in      Earnings
                                                  Shares        Amount       Capital      (Deficit)        Total
                                               -----------   -----------   -----------   -----------    -----------
Balance, April 30, 2007 ....................    11,466,856   $     1,146   $ 6,349,691   $(7,256,761)   $  (905,924)
Amortization of unearned compensation ......             -             -       375,321             -        375,321
Amortization of financing cost warrants ....             -             -        22,759             -         22,759
Issuance of warrants for financing cost ....             -             -       153,010             -        153,010
Issuance of stock for financing cost .......       200,000            20        48,980             -         49,000
Net loss for the year ended April 30, 2008 .             -             -             -    (2,435,797)    (2,435,797)
                                               -----------   -----------   -----------   -----------    -----------
Balance, April 30, 2008 ....................    11,666,856         1,166     6,949,761    (9,692,558)    (2,741,631)
Issuance of warrants .......................             -             -       174,000             -        174,000
Issuance of stock for compensation .........     3,762,500           376     1,153,249             -      1,153,625
Stock option expense .......................             -             -        17,800             -         17,800
Issuance of warrants for financing cost ....             -             -       122,818             -        122,818
Issuance of stock for financing cost .......       350,000            35       136,965             -        137,000
Exercise of warrants .......................       195,000            20           731             -            751
Net income for the year ended April 30, 2009             -             -             -     8,356,373      8,356,373
                                               -----------   -----------   -----------   -----------    -----------
Balance, April 30, 2009 ....................    15,974,356   $     1,597   $ 8,555,324   $(1,336,185)   $ 7,220,736
                                               ===========   ===========   ===========   ===========    ===========

               The accompanying notes are an integral part of these consolidated financial statements.

                                                         F-6

                                MILLER PETROLEUM, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 Year Ended
                                                        ----------------------------
                                                          April 30,       April 30,
                                                             2009            2008
                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss) ...................................   $  8,356,373    $ (2,435,797)

   Depreciation, depletion and amortization .........        649,070         227,974

   Adjustments to Reconcile Net Income (Loss) to Net
     Cash Provided (Used) by Operating Activities:
   Gain on sale of equipment ........................        (10,450)       (102,119)
   Gain on sale of oil and gas properties ...........    (11,715,570)              -
   Warrants issued ..................................        174,000               -
   Issuance of stock for compensation ...............      1,153,625               -
   Impairment loss ..................................              -         666,073
   Amortization of unearned compensation ............              -         375,321
   Issuance of warrants for financing cost ..........        122,818         175,769
   Issuance of stock for financing cost .............        137,000          49,000
   Issuance of stock options for services ...........         17,800               -
   Warrant cost .....................................            751               -
   Changes in Operating Assets and Liabilities:
       Accounts receivable ..........................         (8,251)        111,529
       Inventory ....................................        (21,264)         48,835
       Bank overdraft ...............................              -         (16,933)
       Accounts payable .............................       (154,168)         23,683
       Accrued expenses .............................        118,147         116,324
       Unearned revenue .............................        131,587               -
       Income taxes payable .........................            778               -
       Deferred interest ............................         (6,892)              -
                                                        ------------    ------------

   Net Cash Used by Operating Activities ............     (1,054,646)       (760,341)
                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment and improvements ...........     (4,408,998)              -
   Sale of oil and gas properties ...................     12,519,713               -
   Purchase of oil and gas properties ...............     (1,268,942)              -
   Purchase of land .................................       (110,000)              -
   Proceeds from sale of equipment ..................         28,500         117,451
   Proceeds from sale of well equipment and supplies               -          18,000
   Proceeds from sale of pipeline ...................              -         576,500
   Changes in note receivable .......................              -           7,900
                                                        ------------    ------------

   Cash Provided by Investing Activities ............      6,760,273         719,851
                                                        ------------    ------------
                                                                         (continued)

The accompanying notes are an integral part of these consolidated financial statements.

                                         F-7

                                MILLER PETROLEUM, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (continued)
                                                                 Year Ended
                                                        ----------------------------
                                                          April 30,       April 30,
                                                             2009            2008
                                                        ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on notes payable ........................       (726,630)       (267,550)
   Proceeds from borrowing ..........................      2,025,180         350,476
   Restricted cash ..................................     (1,982,552)              -
   Restricted cash non-current ......................         (1,019)              -
   Stock repurchase .................................     (4,350,000)              -
   Prepaid offering cost ............................       (666,476)              -
                                                        ------------    ------------

   Net Cash Provided (Used) by Financing Activities .     (5,701,497)         82,926
                                                        ------------    ------------

NET INCREASE IN CASH ................................          4,130          42,436

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ........         42,436               -
                                                        ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR ..............   $     46,566    $     42,436
                                                        ============    ============

CASH PAID FOR:
   INTEREST .........................................   $     87,526    $     52,652
                                                        ============    ============

   INCOME TAXES .....................................   $          -    $          -
                                                        ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Financing costs from issuance of warrants and stock .   $    259,783    $    224,769
                                                        ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                         F-8

                             MILLER PETROLEUM, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2009 AND 2008

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

         These consolidated financial statements include the accounts of Miller Petroleum, Inc. and the accounts of its subsidiaries, Miller Drilling TN, LLC, Miller Rig & Equipment, LLC and Miller Energy Services,.

         The Company's principal business consists of oil and gas exploration, production and related property management in the Appalachian region of eastern Tennessee. The Company's corporate offices are in Huntsville, Tennessee. The Company operates as one reportable business segment, based on the similarity of activities.

(2) ACCOUNTING POLICIES

GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming we are a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Although we recorded net income for the fiscal year, we did record a loss from operations and may lack sufficient liquidity to continue operations over the next year. Management's 2010 forecast indicates positive trends from capital-raising, increased production and related revenues, but it may not result in positive operating income, net income and positive cash flows. These factors raise substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the successful completion of additional financing.

OIL AND GAS ACTIVITIES

         The Company follows the successful efforts method of accounting for its oil and gas activities. Accordingly, costs associated with the acquisition, drilling and equipping of successful exploratory wells are capitalized. Geological and geophysical costs, delay and surface rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Costs of drilling development wells are capitalized. Upon the sale or retirement of oil and gas properties, the cost and accumulated depreciation or depletion are removed from the accounts and any gain or loss is credited or charged to operations.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

         SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that an asset be evaluated for impairment when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In accordance with the provisions of SFAS 144, the Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets we grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties.

         For the year ended April 30, 2008 the Company expensed $409,948 of equipment and well supplies in inventory to reflect the new, significant emphasis on drilling activities. The Company also expensed assets of approximately $179,000 for impaired oil and gas wells and approximately $77,000 for old unused equipment. Collectively, these write-offs are included in the Company's statement of income for the year ended April 30, 2008 under the caption "Impairment Loss". No equipment was considered impaired and written off during the year ended April 30, 2009.

NET EARNINGS (LOSS) PER SHARE:

         The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings
(loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares of 3,840,000, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

CASH EQUIVALENTS

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries Miller Drilling TN, LLC, Miller Rig & Equipment, LLC and Miller Energy Services, LLC. All significant intercompany transactions have been eliminated.

ACCOUNTS RECEIVABLE

         At April 30, 2009 and 2008 accounts receivable consists of amounts due from the sale of oil. The Company deems all accounts receivable collectible at April 30, 2009 and 2008 after deducting $10,475 and $15,000, respectively, for an allowance for doubtful accounts.

INVENTORY

         Inventory consists primarily of crude oil in tanks and is carried at cost.

FIXED ASSETS

         Fixed assets are stated at cost. Depreciation and amortization are computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives are as follows:

                  Class                  Lives in Years
                  -----                  --------------
         Building ...................          40
         Machinery and equipment ....         5-20
         Vehicles ...................         5-7
         Office equipment ...........          5

PREPAID OFFERING COST

         Prepaid offering costs, primarily consisting of legal, accounting, printing and filing fees relating to an offering have been capitalized. The prepaid offering costs will be offset against offering proceeds in the event the offering is successful. In the event the offering is unsuccessful or is abandoned, the prepaid offering costs will be expensed.

REVENUE RECOGNITION

         Oil and gas production revenue is recognized as income as production is extracted and sold. Service and drilling income is recognized at the time it is both earned and we have a contractual right to receive the revenue. Turnkey contracts not completed at year end are reported on the completed contract method of accounting. There were no uncompleted contracts at the end of fiscal 2009 and 2008. Sales of various parts and equipment is immaterial for the years ended April 30, 2009 and 2008 and has been combined with service and drilling revenue.

CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. The Company places its cash investments, which at times may exceed federally insured amounts, in highly rated financial institutions.

         Accounts receivable arise from sales of gas and oil, equipment and services. Credit is extended based on the evaluation of the customer's creditworthiness, and generally collateral is not required. Accounts receivable more than 45 days old are considered past due. The Company does not accrue late fees or interest income on past due accounts. Management uses the aging of accounts receivable to establish an allowance for doubtful accounts. Credit losses are written off to the allowance at the time they are deemed not to be collectible. Credit losses have historically been minimal and within management's expectations. The allowance for doubtful accounts was $10,475 at April 30, 2009 and $15,000 at April 30, 2008. Accounts receivable more than 90 days old were $14,410 at April 30, 2009 and $18,971 at April 30, 2008. Bad debt expense for the year ended April 30, 2009 and 2008 was $15,081 and $51,066, respectively.

         Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash described below.

         For the year ended April 30, 2009 we had $1,732,552 in balances in excess of the $250,000 limit insured by the Federal Deposit Insurance Corporation of $250,000.

MAJOR CUSTOMERS

         The Company depends upon local purchasers of hydrocarbons to purchase our products in the areas where its properties are located.

Currently, we are selling oil and natural gas to the following purchasers:

Oil:
         Barrett Oil Purchasing purchases oil from the Koppers Fields. Barrett accounted for $191,503 and $320,034 of the Company's total revenue, which was 12% and 38% of the Company's total revenue, respectively for fiscal 2009 and 2008.

Gas:
         Cumberland Valley Resources purchases natural gas produced from the joint venture with Delta Producers, Inc. in the Jellico East Field. Delta Producers Inc. accounted for $629,298 and $355,641 of the Company's total revenue, which was 40% and 37% of the Company's total revenue, respectively for fiscal 2009 and 2008.

Drilling:
         Tri-Global Holdings, LLC, Montello Resources, LLC, Delta Producers Inc. and Herman Gettelfinger accounted for $435,422 and $196,831, which was 47% and 75% of the Company's service and drilling revenue, respectively for fiscal 2009 and 2008.

         Atlas America, LLC has contracted with us to perform drilling for them on an as needed basis. During fiscal 2009, Atlas America, LLC accounted for $436,935 and $0, which was 47% and 0% of the Company's service and drilling revenue, respectively for fiscal 2009 and 2008.

ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported on the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The most significant assumptions are for asset retirement obligation liabilities and estimated reserves of oil and gas. Oil and gas reserve estimates are developed from information provided by the Company's management to Lee Keeling & Associates, Inc. of Tulsa, Oklahoma for the years ended April 30, 2009 and 2008, respectively.

RECLASSIFICATIONS

         Certain amounts and balances pertaining to the April 30, 2008 financial statements have been reclassified to conform to the April 30, 2009 financial statement presentations.

STOCK WARRANTS AND OPTIONS

         The Company measures its equity transactions with employees using the fair value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123R.

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

         We record deferred income tax using enacted tax laws and rates for the years in which we expect the tax to be paid. We provide deferred income tax when there is a temporary difference in recording such items for financial reporting and income tax reporting. The temporary differences that may give rise to deferred tax assets primarily are depletion, depreciation and impairments, which we reduced by a like amount because we are uncertain as to whether we will realize the deferred tax assets.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts reported in the balance sheet for cash, receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51". This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

         SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of SFAS No. 161 is not expected to have a material impact on the Company's financial position.

         In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company's financial position.

         In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60." Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company's financial position.

         In May 2009, the FASB issued SFAS No.165, Subsequent Events (SFAS 165). SFAS165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (subsequent events). More specifically, SFAS165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

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

(4) PARTICIPANT RECEIVABLES AND RELATED PARTY RECEIVABLES

         Participant and related party receivables consist of receivables contractually due from our various joint venture partners in connection with routine exploration, betterment and maintenance activities. Our collateral for these receivables generally consists of lien rights over the related oil producing properties at both April 30, 2008 and 2009.

(5) RELATED PARTY TRANSACTIONS

         The Company had an account receivable from a member of the Board of Directors, and his wife, at April 30, 2009 and April 30, 2008 in the amount of $19,882 and $5,144, respectively for work performed on oil and gas wells. This board member and his wife own partial interests in the oil and gas wells the Company also owns.

(6) FIXED ASSETS

Fixed assets consist of the following:

                                           April 30, 2009    April 30, 2008
                                           --------------    --------------
      Machinery & Equipment ..........      $ 4,218,556       $   571,318
      Vehicles .......................          938,624           248,062
      Buildings ......................          544,546           315,835
      Office Equipment ...............           49,291            25,804
                                           --------------    --------------
                                              5,751,017         1,161,019
      Less: accumulated depreciation .       (1,022,017)         (595,362)
                                           --------------    --------------
      Net Fixed Assets ...............      $ 4,729,000       $   565,657

         Machinery and equipment was $4,218,556 at April 30, 2009 as compared to $571,319 at April 30, 2008. This increase resulted from the purchase of two drilling rigs, one of which was associated with the settlement of all litigation with Wind City Oil & Gas, LLC (Note 3). Vehicles was $938,624 at April 30, 2009 as compared to $248,062 at April 30, 2008. This increase resulted from the purchase of several large trucks. At April 30, 2009 Buildings increased from $315,835 at April 30, 2008 to $554,546 at April 30, 2009. This resulted from the purchase of a property in Scott County, Tennessee and from the reclassification of our office buildings in Huntsville, Tennessee. Office equipment was $49,291 at April 30, 2009 as compared to $25,804 at April 30, 2008. This increase resulted from the purchase of several new computers. Depreciation expense for the years ended April 30, 2009 and 2008 was $427,605 and $70,821 respectively.

(7) LONG-TERM DEBT, WARRANTS, LOAN FEES AND RESTRICTED CASH

         The Company had the following debt obligations at April 30, 2009 and April 30, 2008

                                                                               April 30,      April 30,
                                                                                 2009            2008
                                                                              ----------      ----------
Notes Payable - Related Parties:

Note payable to the Company's Chairman of the Board of Directors,
Deloy Miller, secured by equipment and truck titles,
interest at 10.752%, due October 18, 2008 ..............................      $        -      $   80,200
                                                                              ----------      ----------

                                                                                       -          80,200

Notes Payable - Other

Note payable to American Fidelity Bank, secured by a trust deed on property, bearing interest at prime, due in monthly payments
of $2,500, with the final payment due in August 2008 ...................               -         346,430

Note payable to Jade Special Strategy, LLC, unsecured, dated March 7,
2007, bearing interest based on a sliding scale approximating
120% and due April 30, 2008 ............................................               -         110,000

Note payable to Jade Special Strategy, LLC, unsecured, dated April 17,
2007, bearing interest based on a sliding scale approximating
120% and due April 30, 2008 ............................................               -          40,000

Note payable to Jade Special Strategy, LLC, unsecured, dated August 2,
2007, bearing interest based on a sliding scale approximating
120% and due April 30, 2008 ............................................               -          65,000

Note payable to Petro Capital Securities, unsecured, dated May 24, 2007,
bearing interest at 10% and due June 30, 2008 ..........................               -          35,000

Note payable to P & J Resources, Inc., unsecured, dated April 2, 2008,
bearing interest at 8% .................................................               -          50,000

Note payable to Commercial Bank, secured by a certificate of deposit,
Bearing interest at 3.75%, due December 22, 2008 .......................       1,850,000               -

Note payable to Commercial Bank, secured by vehicle, dated March 31,
2009, bearing interest at 7.50%, due in monthly payments of
$1,376.22, with the final payment due March 31, 2013 ...................          55,786               -

Note payable to GMAC Financing, secured by vehicle, dated June 27,
2008, bearing zero interest, due in monthly payments of
$861.58, with the final payment due June 27, 2012 ......................          53,419               -
                                                                              ----------      ----------

                                                                               1,959,205         646,430
                                                                              ----------      ----------

     Total Notes Payable ...............................................       1,959,205         726,630
     Less current maturities on related party notes payable ............               -          80,200
     Less current maturities on other notes payable ....................       1,870,732         646,430
                                                                              ----------      ----------
     Notes Payable - Long-term .........................................      $   88,473      $        -
                                                                              ==========      ==========

         The five-year maturities of long-term debt is as follows:

         Year ended April 30,
         --------------------
                 2010 .............   $ 1,870,732
                 2011 .............        24,821
                 2012 .............        25,900
                 2013 .............        25,689
                 2014 .............        10,338

         Cash - restricted short term at April 30, 2009 consisted of a certificate of deposit held at Commercial Bank as collateral for debt. Cash - restricted long-term at April 30, 2009 and 2008 consisted of several certificates of deposits pledged to the state for reclamation bonds.

(8) ASSET RETIREMENT OBLIGATION

         In 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the estimated costs to capitalize a well and site remediation once a well is abandoned. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset.

The changes in the Company's liability for the years ended April 30, 2008 and 2007 as follows:

         Asset retirement obligation as of April 30, 2007 ..   $ 29,216
         Accretion expense for 2008 ........................     16,000
                                                               --------
         Asset retirement obligation as of April 30, 2008 ..     45,216
         Accretion expense for 2009 ........................     12,030
                                                               --------
         Asset retirement obligation as of April 30, 2009 ..   $ 57,246

(9) STOCKHOLDERS' EQUITY (DEFICIT)

         On April 30, 2007 the Company engaged Cresta Capital/Consortium to assist in the unwind of the Wind City agreement (note 3) in exchange for options to acquire 5,000,000 shares of the Company's common stock. The options were to be issued upon board approval of the services and were exercisable at $0.21 per share. However, during the year ended April 30, 2009, these options were cancelled and in June, 2008 we issued one million warrants exercisable at $1.00 per share for a period of three years to Cresta Capital/Consortium attributed as a cost of the sale of oil and gas properties transaction. Compensation expense for these options were valued using the Black-Scholes method and was calculated to be $174,000 and was included in the Statement of Operations for the year ended April 30, 2009.

         On February 14, 2008 a note holder agreed to extend the notes to April 30, 2008 at an interest rate of 18% per annum, the re-pricing of 200,000 warrants from $0.33 and $0.29 to $0.01, and the issuance of an additional 100,000 shares of stock at grant-date fair value. The warrants represent loan fees and were valued at $59,000.

         In July 2008 we issued 300,000 shares for past services to our directors valued and expensed at $99,000. These shares were valued at the July 2008 market price of such shares issued.

         In May 2005 the Company entered into a $4.15 million credit agreement which had terms that specified that the Company would prepare, and file a Registration Statement that would cover the resale of all of the Registrable Securities, which Registration Statement, to the extent allowable under the 1933 Act and the rules and regulations promulgated hereunder (including Rule 416), shall state that such Registration Statement also covers such indeterminate number of additional shares of Common Stock as may become issuable upon conversion of or otherwise pursuant to the Notes and Warrants to prevent dilution resulting from stock splits, stock dividends or similar transactions. Company would agree to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, or any similar successor statute, and applicable state securities laws. The Company is required to issue 40,000 penalty warrants each month. The Company has not registered the aforementioned underlying securities. The shares are not registered and throughout the year the Company issued 480,000 penalty warrants at an average exercise price of $1.15 per share with a five-year term valued and expensed at $122,818 and $94,010 during the years ended April 30, 2009 and 2008, respectively.

         In August 2008 we engaged a broker-dealer and member of FINRA to assist us in raising capital by means of a private placement of securities. As initial compensation for their services, we paid 250,000 shares of our common stock, valued at $115,000. These shares were valued at the August 2008 market price of such shares issued.

         In September 2008 we recorded stock-based compensation expense of $17,800 related to stock options granted.

         During the fiscal year, we repurchased 2,900,000 shares of common stock at $4,350,000, which was previously recorded as equity subject to being repurchased as of April 30, 2008.

         In October 2008 we issued 800,000 shares to employees and a consultant as compensation, which in the aggregate were valued at $825,000 and $176,000 expensed, respectively;

         Also, in October 2008 we issued 100,000 shares of our common stock to two individuals as compensation for a finder's fee related to the introduction of our company to a broker-dealer, and expensed at $22,000. These shares were valued at the October 2008 market price of such shares issued.

         In February 2009, a warrant holder exercised 200,000 warrant options using a cashless exercise option which netted them 195,000 common shares.

         During the year ended April 30, 2009, we issued 2,662,500 shares of common stock to our Chief Executive Officer, Mr. Boruff, and expensed $878,625. 2,500,000 shares of this stock was issued to Mr. Boruff as a transaction fee for the sale to Atlas America of approximately 30,000 acres of oil and gas leases and eight drilled but not completed wells for $19,625 million on June 13, 2008. 162,500 shares of stock are to be issued to Mr. Boruff as part of his employment agreement. During the year, Mr. Boruff was also issued 250,000 stock options with a grant price of $0.33 which vest over a four year period.

         The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants were issued during the period. Since the Company had a net loss for the year ended April 30, 2008, the assumed effects from the exercise of outstanding options and warrants would have been anti-dilutive, and, therefore only basic earnings per share is presented.

         There were no dilutive effects of the common stock equivalents for the outstanding vested stock options and warrants for the year ended April 30, 2009 since the exercise price of such warrants and options were at or above the market price of the Company's common stock at April 30, 2009.

(10) STOCK OPTIONS

         We record share-based payments at fair value and record compensation expense for all share-based awards granted, modified, repurchased or cancelled after the effective date, in accord with FASB Statement 123(R), Share-Based Payments. We record compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date over the remaining service period. We adopted Statement 123(R) using a modified prospective application.

         We estimated the fair value of options granted during the years ended April 30, 2009 and 2008 on the date of grant, using the Black-Scholes pricing model with the following assumptions:

                                                                2009       2008
                                                              --------    ------
         Weighted average of expected risk-free interest
          rates (Approximate 3 year Treasury Bill rate) ...     1.85%      4.50%
         Expected years from vest date to exercise date ...      2.4        2.5
         Expected stock volatility ........................   293-527%      300%
         Expected dividend yield ..........................       0%        0%

         The Company recorded $247,425 and $0 of compensation expense, net of related tax effects, relative to stock options for the years ended April 30, 2009 and 2008, respectively in accordance with SFAS 123R. Net loss per share basic and diluted for this expense is $0.02 and $0.00.

         The Company has adopted SFAS No. 123R, "Share Based Payments". SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $247,425 in additional compensation expense during the year ended April 30, 2009 and none in 2008. Such amount is included in general and administrative expenses on the statement of operations.

         The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price. During the year ended April 30, 2009 and 2008, the aggregate intrinsic value of stock options and warrants exercised was $46,800 and none, respectively, determined as of the date of exercise.

         A summary of the stock options and warrants as of April 30, 2009 and 2008 and changes during the periods is presented below:

                                                 2009                            2008
                                     -----------------------------   -----------------------------
                                       Number of       Weighted        Number of       Weighted
                                        Options         Average         Options         Average
                                     and Warrants   Exercise Price   and Warrants   Exercise Price
                                     ------------   --------------   ------------   --------------
Balance at beginning of year .....      7,535,000        $0.40          7,055,000        $0.37

Granted ..........................      1,855,000         0.91            480,000         1.15
Exercised ........................        200,000         0.01
Expired ..........................
Cancelled ........................      5,100,000         0.23
                                        ---------                       ---------
Balance at end of year ...........      4,090,000         0.88          7,535,000         0.40

Options exercisable at April 30 ..      3,840,000        $0.91          2,535,000        $0.78
                                        =========                       =========

The following table summarizes information concerning stock options and warrants outstanding and exercisable at April 30, 2009:

                                                           Options and Warrants
           Options and Warrants Outstanding                     Exercisable
-----------------------------------------------------     ----------------------
                                 Weighted
                                 Average     Weighted                   Weighted
                                Remaining     Average                    Average
   Range of         Number     Contractual   Exercise       Number      Exercise
Exercise Price   Outstanding       Life        Price      Exercisable     Price
--------------   -----------   -----------   --------     -----------   --------

$ 0.33 to 0.44       375,000       7.0        $ 0.37         125,000     $ 0.44
          0.50     1,000,000       1.0          0.50       1,000,000       0.50
  0.80 to 0.86        75,000       0.5          0.82          75,000       0.82
  1.00 to 1.15     2,640,000       2.9          1.09       2,640,000       1.09
                 -----------                              ----------
                   4,090,000       2.7          0.88       3,840,000       0.91
                 ===========                              ==========

All options and warrants were issued at the fair market of common stock on the date of grant.

(11) INCOME TAX

At April 30, 2009, we had federal net operating loss carryforwards amounting to approximately $1,688,821, which expire through 2029. We have recorded a full valuation allowance against deferred tax assets (approximately $574,199 using a tax rate of 34%) resulting from the net operating loss carryforwards, because we do not consider the realization of such deferred tax assets to be more likely than not.

A reconciliation of our net operating loss carryforwards (NOL) is as follows:

                                                    Federal             State
                                                  -----------       -----------

NOL at April 30, 2007 ......................      $(7,974,494)      $(7,576,079)
Loss for the year ended April 30, 2008 .....       (2,002,029)       (2,002,299)
                                                  -----------       -----------
NOL at April 30, 2008 ......................       (9,976,523)       (9,578,378)
Adjusted Pre-tax income at April 30, 2009 ..        9,591,444         9,591,444
                                                  -----------       -----------
Taxable income (loss) ......................         (385,079)           13,066
Income tax expense and deferred income tax .                -               778
Tax depreciation in excess of book
depreciation ...............................       (1,303,742)         (901,358)
                                                  -----------       -----------
NOL at April 30, 2009 ......................       (1,688,821)         (888,292)
                                                  ===========       ===========
Federal income tax at 34% and
 state tax benefit net of federal benefit ..      $  (574,199)      $   (38,108)
                                                  ===========       ===========

The difference between the recorded income tax benefit and the computed tax benefit using a 34% federal tax rate is:

                                       April 30, 2009                April 30, 2008
                                  --------------------------    --------------------------
                                    Federal         State         Federal         State
                                  -----------    -----------    -----------    -----------
Pre-tax book income (loss) ....   $ 8,357,151    $ 8,357,151    $(2,435,796)   $(2,435,796)
Non-timing Schedule M items
  Stock for services ..........     1,153,625      1,153,625        375,321        375,321
  Other non-timing items ......        80,668         80,668         58,426         58,426
                                  -----------    -----------    -----------    -----------
                                    1,234,293      1,234,293        433,747        433,747
                                  -----------    -----------    -----------    -----------
Pre-tax net income(loss) after
  Non-timing Schedule M's .....     9,591,444      9,591,444     (2,002,049)    (2,002,049)
Federal tax (benefit)at 34% and
  State tax (benefit) at 6.5%       3,261,091        623,444       (680,696)      (130,133)
Income tax benefit from
  NOL carryforwards ...........    (3,261,091)      (622,666)             -              -
Valuation reserve .............             -              -        680,696        130,133
                                  -----------    -----------    -----------    -----------
Deferred tax ..................             -            778              -              -
                                  ===========    ===========    ===========    ===========

Income tax benefits from net operating loss carryforwards are as follows:

                                                        April 30,
                                               --------------------------
                                                   2009           2008
                                               -----------    -----------

         Expected income tax (benefit) .....   $  (574,197)   $(3,392,021)
         State taxes, net of federal benefit       (38,108)      (410,912)
         Valuation allowance ...............       612,305      3,802,933
                                               -----------    -----------
         Deferred tax asset ................   $         -    $         -
                                               ===========    ===========

(12) COMMITMENTS

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

         Based on this employment agreement, bonuses, net of certain expenses, were accrued for $186,452 on April 30, 2009. Also as part of this agreement, we will issue 100,000 shares of restricted common stock and expense $53,625 as compensation expense in 2009.

         In August 2008 we engaged a broker-dealer and member of FINRA to assist us in raising capital by means of a private placement of securities. As initial compensation for their services, we paid a $25,000 retainer, and issued 250,000 shares of our common stock, valued at $115,000 and agreed to pay a monthly consulting fee of $5,000. Upon the successful completion of the private offering we will be obligated to pay the firm certain cash compensation and issue them up to an additional 150,000 shares of our common stock in amounts to be determined based upon the gross proceeds received by us from the financing.

         The Company leases office space on a month-to-month basis. The rental expense incurred for fiscal 2009 and 2008 was $8,027 and $0, respectively.

(13) SFAS NO. 69 SUPPLEMENTAL DISCLOSURES (UNAUDITED)

a. Capitalized Costs Relating to Oil and Gas Producing Activities at April 30, 2009 and 2008 are as follows:

                                                         2009           2008
                                                     -----------    -----------
Proved oil and gas properties and related lease
 equipment
   Developed .....................................   $ 2,227,191    $ 2,736,509
   Non-developed .................................             -              -
                                                       2,227,191      2,736,509
Accumulated depletion ............................    (1,415,271)    (1,191,931)
                                                     -----------    -----------
Net Capitalized Costs ............................   $   811,920    $ 1,544,578
                                                     ===========    ===========

b. Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities:

                                                            2009         2008
                                                         ---------    ---------
Acquisition of Properties Proved and Unproved ........   $       -    $       -
Exploration Costs ....................................           -            -
Development Costs ....................................           -            -
                                                         ---------    ---------
Total ................................................   $       -    $       -
                                                         =========    =========

c. Results of Operations for Producing Activities:

                                                            2009         2008
                                                         ---------    ---------
Production revenues ..................................   $ 640,094    $ 566,478
Production costs .....................................    (240,389)     (62,213)
Depreciation and amortization ........................    (221,465)    (157,153)
                                                         ---------    ---------
Results of operations for producing activities
(excluding corporate overhead and interest costs) ....   $ 178,240    $ 347,112
                                                         =========    =========

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

                                                               Oil (Bbls)     Gas (Mcf)
                                                               ----------    ----------
Proved reserves
   Balance, April 30, 2007 .................................       61,404       701,810
      Discoveries and extensions ...........................            -             -
      Revisions of previous estimates ......................       17,993       475,894
      Return of proved undeveloped properties to the Company            -     1,037,857
      Sale of minerals in place ............................            -      (324,195)
      Production ...........................................       (4,984)      (39,508)
                                                               ----------    ----------
    Balance, April 30, 2008 ................................       74,413     1,851,858
      Discoveries and extensions ...........................            -             -
      Revisions of previous estimates ......................      (16,390)       58,892
      Production ...........................................       (4,580)      (47,213)
                                                               ----------    ----------
   Balance, April 30, 2009 .................................       53,443     1,863,537
                                                               ==========    ==========
Proved developed producing reserves at April 30, 2009 ......       42,657       562,600
                                                               ==========    ==========
Proved developed producing reserves at April 30, 2008 ......       63,068       510,825
                                                               ==========    ==========

         The return of the proved undeveloped properties resulted from the return of the leases from Wind Mill to the Company due to settlement of all litigation.

         In addition to the proved developed producing oil and gas reserves reported in the geological and engineering reports, the Company holds ownership interests in various proved undeveloped properties. The reserve and engineering reports performed for the Company were by Lee Keeling and Associates, Inc. for the years ended April 30, 2009 and April 30, 2008. Although wells have been drilled and completed in each of these properties, certain production and pipeline facilities must be installed before actual gas production will be able to commence. The most recent development plan for these properties indicates that facilities installation and commencement of production as soon as possible. However, such timing as well as the actual financing arrangements that will be secured by the Company is uncertain at this time.

         The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved developed reserves for the years ended April 30, 2009 and 2008. Estimated future cash flows were based on independent reserves evaluation from Lee Keeling and Associates, Inc. for the years ended April 30, 2009 and April 30, 2008. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at April 30, 2009 and 2008, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves or in estimating future results of operations.

         Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The average prices used at April 30, 2008 and 2007 were $40.35 and $103.31 per barrel of oil and $3.19 and $9.36 per Mcf gas, respectively. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.

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

         Standardized measures of discounted future net cash flows at April 30, 2009 and 2008 are as follows:

                                                       2009             2008
                                                   ------------    ------------
Future cash flows ..............................   $  7,981,612    $ 25,456,619
Future production costs and taxes ..............     (1,812,885)     (3,597,397)
Future development costs .......................     (1,185,201)     (1,471,400)
Future income tax expense ......................     (1,544,893)     (6,320,225)
                                                   ------------    ------------
Future cash flows ..............................      3,438,633      14,067,597
Discount at 10% for timing of cash flows .......     (1,903,824)     (7,323,458)
                                                   ------------    ------------
Discounted future net cash flows from proved
 reserves ......................................   $  1,534,809    $  6,744,139
                                                   ============    ============

         Of the Company's total proved reserves as of April 30, 2009 and 2008, approximately 46% and 83%, respectively, were classified as proved developed producing, 7% and 17%, respectively, were classified as proved developed non-producing and 47% and 0%, respectively, were classified as proved undeveloped. All of the Company's reserves are located in the continental United States.

         The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves for April 30, 2009 and 2008.

                                                             April 30,
                                                   ----------------------------
                                                       2009             2008
                                                   ------------    ------------
Balance, beginning of year .....................   $  6,744,139    $  1,999,640

Sales, Net of production costs and taxes .......       (399,705)       (504,265)

Changes in prices and production costs .........     (2,775,928)      2,134,824
Revisions of quantity estimates and return of
 proved undeveloped properties .................     (1,338,495)      6,853,630
Sale of minerals in place ......................              -        (714,788)
Development costs incurred .....................              -               -
Net changes in income taxes ....................       (695,202)     (3,024,902)
                                                   ------------    ------------
Balances, end of year ..........................   $  1,534,809    $  6,744,139
                                                   ============    ============

         Among "revisions of quantity estimates", the Company has accounted for the effects of changed economic circumstances, including the effects of the change in the Company's relationship with Wind City, which was the subject of final arbitration in March of 2008. The resolution of the Wind City dispute resulted in the reclassification of several proved undeveloped properties from the Company's "Investment in Joint Venture" on the April 2007 Balance Sheet, including discounted reserves of approximately $4,648.000.

(14) LITIGATION

         CNX Gas Company, LLC (CNX) commenced litigation in the Chancery Court of Campbell County, State of Tennessee on June 11, 2008 (CNX Gas Company, LLC vs. Miller Petroleum Inc., Civil Action No. 08-071) to enjoin the Registrant from assigning or conveying certain leases described in the Letter of Intent signed by CNX and the Company on May 30, 2008 (the "Letter of Intent"); to compel the Company to specifically perform the assignments as described in the Letter of Intent; and for damages. A Notice of Lien Lis Pendens was issued June 11, 2008. The Registrant moved for entry of summary judgment dismissing the claims asserted against it by CNX and on January 30, 2009 the court found that the claims of CNX had no merit. The court granted the Registrant's motion and dismissed all claims asserted by CNX in that action. CNX has appealed the ruling.

         On May 20, 2009 Gunsight Holdings, LLC, a Florida limited liability company, filed a complaint in the United States District Court for the Eastern District of Tennessee, Northern Division, that surrounds certain rights related to approximately 6,800 acres in Scott County, Tennessee. The Plaintiff is alleging that Miller Petroleum has failed or refused to pay royalties due to the Plaintiff's predecessors and have breached the implied duty of further exploration by failing to drill required wells, failing to reasonably develop or explore the property, failing to maintain an active interest in further development of the property and otherwise failing to act as a prudent operator of the property thereby causing damages to the Plaintiff exceeding $75,000. The Plaintiff is seeking a declaratory judgment of its allegations, removal of Miller Petroleum from the property, a full accounting of activities related to the property and all monies received from those activities, damages and costs of action. We have filed an answer denying the various claims and asserting affirmative defenses including that there has been continuous production from the subject lease. We intend to vigorously defend this action.

(15) SUBSEQUENT EVENTS

         On June 8, 2009 Miller Petroleum, Inc. acquired certain assets from Ky-Tenn Oil, Inc., a Kentucky corporation ("KTO"), an unrelated third party, including KTO's undivided interest in approximately 170 oil and gas wells in Morgan, Scott and Fentress counties Tennessee, together with all property, fixtures and improvements, leasehold interest and contract rights related to these wells Assets purchased included oil well equipment such as pump jacks, electric and gas motors and 100 bbl and 210 bbl oil tanks; gas well equipment such as swedges, meter runs and meters and separators; and other equipment such as compressors, motors, a workover rig, a wench truck, a diesel truck, a lowboy and various other vehicles. In addition we received an undivided interest in approximately 35,325 acres of oil and gas leases in Scott and Morgan counties, Tennessee. We also received interest in an operating agreement with the Tenn. State Energy Development Partnership, interest in a gas gathering pipeline system and other rights related to these assets, including royalty and working interests, licenses and permits and similar incidental rights. We issued one million shares of our stock for KTO's assets, valued at $320,000. We granted the seller piggy-back registration rights covering these shares. The shares were issued in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of the act. On June 12, 2009 we issued a press release announcing the closing of this transaction. The Company is currently pursuing an appraisal of KTO's assets and reserves and determining any contingent liabilities.

         On June 18, 2009 Miller Petroleum, Inc. acquired 100% of the stock of East Tennessee Consultants, Inc., a Tennessee corporation ("ETC") and 100% of the membership interests in East Tennessee Consultants II, LLC, a Tennessee limited liability company ("LLC") from the owners of these entities. As consideration for these companies we issued the sellers, who were unrelated third parties, one million shares of our common stock valued at $250,000. We granted the sellers registration rights covering these shares. The shares were issued in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of the act. ETC was formed in 1983 to provide oil and gas well operating services and it represented various working interest owners and the LLC was formed in 1996. Following the closing, it is anticipated that these subsidiaries will operate the wells they own as well as the recently purchased wells from KY-Tenn Oil, Inc. It is also anticipated that the old wells will be reworked and that new wells will be drilled from the extensive acreage now owned by us. The Chattanooga Shale, which is present in a majority of the wells acquired, is a candidate for stimulation. Completion and reworking of existing oil zones should add to reserves at a relatively inexpensive price.

         Under the terms of the stock purchase agreement, the sellers agreed not to engage in oil and gas operations for a period of three years following the closing date. We also agreed that each of the sellers, Messrs. Eugene D. Lockyear, Douglas G. Melton and Jerry G. Southwood, would continue their employment with the acquired companies for at least three years from the closing date of the transaction at their same compensation and benefit levels to which they were entitled in May 2009. In addition, as described later in this report, Mr. Lockyear was appointed Vice President of Operations of our company. We also agreed that if any or all of the sellers incur any income tax liability as a result of the receipt of the above shares as consideration for the stock purchase, we agreed to pay a bonus to such seller equal to the amount of his tax liability.

         Following the closing of the acquisition, Mr. Eugene D. Lockyear, one of the sellers, was appointed our Vice President of Operations. We have agreed to retain him in this position for at least three years from closing. It is anticipated that Mr. Lockyear will provide his geologic expertise which has been developed from over 36 years of working in the oil and gas industry and he will be responsible for supervision necessary to recomplete and rework the large inventory of wells now owned by us. In addition, Mr. Lockyear will oversee water plant projects, gas repressurization, gas storage, among others techniques to extract oil from older wells. As compensation for his services, Mr. Lockyear will receive an annualized base salary of $102,000 as well as customary benefits. This compensation level is identical to the compensation he was previously paid. From 1983 to 2009, Mr. Lockyear, 63, has been the President of ETC and a Partner in LLC since its formation in 1996. He holds a B.A. in Geology from Vanderbilt University and a M.S. in Geology and related work in Engineering also from Vanderbilt University. Mr. Lockyear is a Registered Professional Geologist - State of Tennessee and a former Registered Professional Environmentalist - State of Tennessee as well as a member of Phi Beta Kappa. On June 24, 2009 we issued a press release announcing the closing of this transaction. The Company is currently conducting an evaluation of the fair value of the assets and liabilities acquired in these acquisitions under the accounting guidelines of SFAS 141R.

         On June 1, 2009 we sold 225,000 shares of our common stock to Empire Securities, Corp DBPRP for $0.34 per share. Also on June 1, 2009 we sold 125,000 shares of our common stock to The Rodriguez Family for $0.34 per share. Both sales involve issuance of our shares to sophisticated investors who had access to select information concerning the company, accordingly, both issuances were exempt under Section 4(2) of the Securities Act of 1933.