Form 10-Q
period 2009-07-31
MILLER PETROLEUM INC
filed 2009-09-21
CIK 785968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of Class        No. of Shares Outstanding at September 15, 2009
     --------------        -----------------------------------------------
      Common Stock                            18,324,356

                             MILLER PETROLEUM, INC.
                                    FORM 10-Q
                                  JULY 31, 2009

                                TABLE OF CONTENTS
                                                                            Page
                                                                             No.
                                                                            ----
                         PART I. - FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets at July 31, 2009 (Unaudited)
           and April 30, 2009 ..............................................   3
         Condensed Consolidated Statements of Operations for the Three
            months ended July 31, 2009 .....................................   5
         Condensed Consolidated Statements of Cash Flows for the Three
            months ended July 31, 2009 and 2008 (Unaudited) ................   6
         Notes to Condensed Consolidated Financial Statements (Unaudited) ..   7
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ...........................................  15
Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........  21
Item 4T. Controls and Procedures ...........................................  21
                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings .................................................  22
Item 1A. Risk Factors ......................................................  22
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......  22
Item 3.  Defaults Upon Senior Securities ...................................  22
Item 4.  Submission of Matters to a Vote of Security Holders ...............  22
Item 5.  Other Information .................................................  22
Item 6.  Exhibits ..........................................................  22

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the availability of sufficient capital to fund the anticipated growth of our company, fluctuations in the prices of oil and gas, the competitive nature of our business environment, our dependence on a limited number of customers, our ability to comply with environmental regulations, changes in government regulations which could adversely impact our business and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein or in our Annual Report on Form 10-K for the year ended April 30, 2009.. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                           OTHER PERTINENT INFORMATION

         Unless specifically set forth to the contrary, when used in this report the terms the "Company," "we," "us," "ours," and similar terms refers to Miller Petroleum, Inc., a Tennessee corporation doing business as Miller Energy Resources and our subsidiaries, Miller Rig & Equipment, LLC, Miller Drilling TN, LLC and Miller Energy Services, LLC, East Tennessee Consultants, Inc., East Tennessee Consultants II, LLC, Miller Energy GP, LLC. Miller Energy Drilling 2009-A LP and Miller Energy Income 2009-A LP.

The information which appears on our web site at www.millerenergyresources.com is not part of this report.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             MILLER PETROLEUM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                      July 31,       April 30,
                                                       2009            2009
                                                     Unaudited
                                                   ------------    ------------

CURRENT ASSETS

Cash ...........................................   $    100,018    $     46,566
Cash, restricted................................      1,976,510       1,982,552
Accounts receivable ............................        236,943         124,815
Accounts receivable - related parties ..........              -          19,882
Prepaid expenses................................         97,613               -
Inventory ......................................        230,371          87,120
                                                   ------------    ------------

Total Current Assets ...........................      2,641,455       2,260,935

Fixed Assets                                          5,907,466       5,751,017
Less: accumulated depreciation .................     (1,130,598)     (1,022,017)
                                                   ------------    ------------

Net Fixed Assets................................      4,776,868       4,729,000


OIL AND GAS PROPERTIES

(On the basis of successful efforts accounting)       3,235,278       1,787,911


Land ...........................................        526,500         406,500
Deferred interest ..............................          6,276           6,892
Prepaid offering cost...........................        765,513         666,476
Cash - restricted, long-term....................        282,493          84,019
                                                   ------------    ------------

Total Other Assets .............................      1,580,782       1,163,887
                                                   ------------    ------------

TOTAL ASSETS ...................................   $ 12,234,383    $  9,941,733
                                                   ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             MILLER PETROLEUM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      July 31,       April 30,
                                                       2009            2009
                                                     Unaudited
                                                   ------------    ------------



CURRENT LIABILITIES

Accounts payable - trade .......................   $    787,255    $    301,082
Accrued expenses ...............................        247,646         271,099
Asset retirement liability......................        272,008          57,246
Unearned revenue................................        137,240         131,587
Current portion of notes payable ...............      2,108,558       1,870,732
Income taxes payable ...........................              -               -
                                                   ------------    ------------

Total Current Liabilities ......................      3,552,707       2,631,746

LONG-TERM LIABILITIES

Deferred income taxes payable...................        580,863             778
Notes payable - other ..........................         80,241          88,473
                                                   ------------    ------------

Total Long-term Liabilities ....................        661,104          89,251

    Total Liabilities ..........................      4,213,811       2,720,997


STOCKHOLDERS' EQUITY

Common stock, 500,000,000 shares authorized at
  $0.0001 par value, 18,324,356 and 15,974,356
  shares issued and  outstanding, respectively .          1,832           1,597
Additional paid-in capital .....................      9,282,713       8,555,324
Accumulated deficit ............................     (1,263,973)     (1,336,185)
                                                   ------------    ------------

Total Stockholders' Equity .....................      8,020,572       7,220,736
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $ 12,234,383    $  9,941,733
                                                   ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             MILLER PETROLEUM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  For the Three   For the Three
                                                   Months Ended    Months Ended
                                                      July 31,        July 31,
                                                       2009            2008
                                                   ------------    ------------

REVENUES
Oil and gas revenue ............................   $    404,392    $    214,753
Service and drilling revenue ...................        123,228             512
                                                   ------------    ------------

Total Revenue ..................................        527,620         215,265

COSTS AND EXPENSES

Cost of oil and gas revenue ....................         24,044          28,086
Cost of service and drilling revenue ...........        244,500         107,823
Selling, general and administrative ............        652,391         567,322
Depreciation, depletion and amortization .......        229,161         107,570
                                                   ------------    ------------

Total Costs and Expenses .......................      1,150,096         810,801
                                                   ------------    ------------

LOSS FROM OPERATIONS ...........................       (622,476)       (595,536)

OTHER INCOME (EXPENSE)
Interest income ................................          7,971           9,340
Interest expense ...............................        (12,869)        (30,886)
Loan fees and costs.............................        (52,636)        (27,866)
Gain on sale of equipment.......................         (9,755)              -
Gain on sale of oil and gas properties .........              -      11,715,570
Gain on acquisitions ...........................        761,200               -
                                                   ------------    ------------

Total Other Income (Expense) ...................        693,911      11,666,158
                                                   ------------    ------------

NET INCOME BEFORE INCOME TAXES .................         71,435      11,070,622

INCOME TAX EXPENSE (BENEFIT)....................           (778)        790,000
                                                   ------------    ------------

NET INCOME .....................................   $     72,213    $ 10,280,622
                                                   ============    ============

BASIC AND DILUTED- INCOME PER SHARE ............   $       0.00    $       0.79

BASIC AND DILUTED- WEIGHTED AVERAGE
 SHARES OUTSTANDING ............................     17,271,639      13,084,247

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 MILLER PETROLEUM, INC.
                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (UNAUDITED)
                                                        For the Three     For the Three
                                                        Months Ended      Months Ended
                                                        July 31, 2009     July 31, 2008
                                                      ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ........................................     $     72,213      $ 10,280,622

  Depreciation, depletion and amortization ........          229,161           107,570

  Adjustments to Reconcile Net Loss to Net Cash
    Provided (Used) by Operating Activities:
  Loss on sale of equipment .......................            9,755                 -
  Gain on sale of oil and gas properties ..........                -       (11,715,570)
  Gain on acquisitions ............................         (761,200)                -
  Issuance of stock for services ..................                -            99,000
  Issuance of warrants for financing costs ........           38,624            27,600
    Changes in Operating Assets and Liabilities:
    Accounts receivable ...........................          (67,342)             (758)
    Inventory .....................................         (143,251)               31
    Prepaid expense ...............................          (97,613)                -
    Accounts payable ..............................          251,311          (192,088)
    Accrued expenses ..............................          191,309          (111,663)
    Unearned revenue ..............................            5,653                 -
    Income taxes payable ..........................                -           790,000
    Deferred interest .............................              616                 -
                                                        ------------      ------------

  Net Cash Used by Operating Activities ...........         (270,764)         (715,256)
                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment and improvements ..........          (25,892)       (3,562,621)
  Purchase of oil and gas properties ..............          (18,112)         (374,000)
  Sale of oil and gas properties ..................           25,000        13,514,090
  Proceeds from sale of equipment .................           50,000                 -
                                                        ------------      ------------

  Net Cash Provided by Investing Activities .......           30,996         9,577,469
                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable .......................           (5,672)         (726,868)
  Proceeds from borrowing .........................          235,266         1,912,159
  Proceeds from sale of stock .....................          119,000                 -
  Cash acquired through acquisition ...............          203,993                 -
  Restricted cash .................................            6,042                 -
  Restricted cash non-current .....................         (166,372)                -
  Stock repurchase ................................                -        (4,350,000)
  Prepaid offering cost ...........................          (99,037)                -
                                                        ------------      ------------

  Net Cash Provided (Used) by Financing Activities           293,220        (3,164,709)
                                                        ------------      ------------

NET INCREASE IN CASH ..............................           53,452         5,697,504

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....           46,566            42,436
                                                        ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..........     $    100,018      $  5,739,940
                                                        ============      ============

CASH PAID FOR
  INTEREST ........................................     $     87,526      $     30,886

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND
FINANCING ACTIVITIES:
Financing costs from issuance of warrants and stock     $     38,624      $     27,600

The Company reported the following non-cash
investing And financing activities in the period.
Cash acquired through issuance of stock ...........     $    203,993      $          -
Restricted cash acquired through issuance of stock      $    196,682      $          -
Net assets acquired through issuance of stock .....     $    930,525      $          -

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

                                            6

                             MILLER PETROLEUM, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

These consolidated financial statements include the accounts of Miller Petroleum, Inc. (the "Company") and the accounts of its subsidiaries, Miller Drilling TN, LLC, Miller Rig & Equipment, LLC, Miller Energy Services, LLC, East Tennessee Consultants, Inc., East Tennessee Consultants II, LLC and Miller Energy GP, LLC for the comparative period ended July 31, 2009 only, since these subsidiaries started up subsequent to the quarter ended July 31, 2008. All inter-company balances have been eliminated in consolidation.

The Company's principal business consists of oil and gas exploration, production and related property management in the Appalachian region of eastern Tennessee. The Company's corporate offices are in Huntsville, Tennessee. The Company operates as one reportable business segment, based on the similarity of activities.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's April 30, 2009 Annual Report on Form 10-K. The results of operations for the period ended July 31, 2009 are not necessarily indicative of operating results for the full year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.

(2) ACCOUNTING POLICIES

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period amounts presented to conform to the current period presentations.

INVENTORY

Inventory consists primarily of crude oil in tanks and is carried at cost.

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2009, we adopted SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations ("SFAS 141R"), and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. Additionally, this Statement requires acquisition-related costs to be expensed in the period in which the costs were incurred and the services are received instead of including such costs as part of the acquisition price. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. Our acquisition of the Ky-Tenn Oil, Inc assets and the stock and membership interests of East Tennessee Consultants, Inc. and East Tennessee Consultants II, LLC were recorded in accordance with FAS 141(R). See Note 7.

All other issued accounting pronouncements but not yet effective have been determined to be not applicable by management and once adopted is not expected to have a material impact on the financial position of the Company.

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

After the sale was completed, the Company paid off all notes, all undisputed payables, transaction fees of $600,000 to Cresta Capital/Consortium, and paid a transaction fee of $300,000 and issued 2,500,000 shares of common stock valued at $825,000 to Mr. Scott Boruff, a former associate of Cresta Capital. Mr. Boruff was subsequently hired effective August 1, 2008 as the new CEO of the Company (see Commitments note below). He is a son-in-law of Deloy Miller the former CEO and current Chairman of the Board of Directors. Cresta was also granted a warrant to purchase one million shares of the Company's common stock for $1.00 per share for a period expiring three years after the grant date and cancelled the five million performance warrants that it held.

The net gain on this sale of oil and gas property transaction was $11,715,570.

A third party interested in aforementioned sale of the oil and gas properties is contesting the sale, see the Litigation note below.

(4) PARTICIPANT RECEIVABLES AND RELATED PARTY RECEIVABLES

Participant and related party receivables consist of receivables contractually due from our various joint venture partners in connection with routine exploration, betterment and maintenance activities. Our collateral for these receivables generally consists of lien rights over the related oil producing properties at both April 30, 2009 and July 31, 2009.

(5) LONG-TERM DEBT, WARRANTS, LOAN FEES AND RESTRICTED CASH

The Company had the following debt obligations at July 31, 2009 and April 30,
2009

                                                         July 31,      April 30,
                                                           2009          2009
                                                        ----------    ----------

Note payable to Commercial Bank, secured by cash,
bearing interest at 3.75%, due December 22, 2009 ...     1,850,000     1,850,000

Note payable to Commercial Bank, secured by vehicle,
dated March 31, 2009, bearing interest at 7.50%, due
in monthly payments of $1,376.22, with the final
payment due March 31, 2013 .........................        52,699        55,786

Note payable to GMAC Financing, secured by vehicle,
dated June 27, 2008, bearing zero interest, due in
monthly payments of $861.58, with the final payment
due June 27, 2012 ..................................        50,833        53,419

Note payable to Commercial Bank, secured by the
Company's main Headquarters and land, located in
Huntsville, Tennessee, dated July 16, 2009, bearing
interest at 10.00%, due in interest only monthly
payments, with the principal payment due January 16,
2010 ...............................................       235,267             -
                                                        ----------    ----------

     Total Notes Payable ...........................     2,188,799     1,959,205

     Less current maturities on other notes payable      2,108,558     1,870,732
                                                        ----------    ----------
     Notes Payable - Long-term .....................    $   80,241    $   88,473
                                                        ==========    ==========

(6) STOCKHOLDERS' EQUITY

During the three months ended July 31, 2009, we issued the following securities:
2,350,000 shares, which included 350,000 shares issued to an investor for $0.34 per share and expensed at $119,000 and 2,000,000 shares for acquisitions that occurred during the quarter. See note 7.

In May 2005 the Company entered into a $4.15 million credit agreement which had terms that specified that the Company would prepare, and file a Registration Statement that would cover the resale of all of the Registrable Securities, which Registration Statement, to the extent allowable under the Securities Act of 1933, as amended, and the rules and regulations promulgated hereunder (including Rule 416), shall state that such Registration Statement also covers such indeterminate number of additional shares of Common Stock as may become issuable upon conversion of or otherwise pursuant to the Notes and Warrants to prevent dilution resulting from stock splits, stock dividends or similar transactions. Company would agree to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, or any similar successor statute, and applicable state securities laws. The Company is required to issue 40,000 penalty warrants each month the Company has not registered the aforementioned underlying securities. The shares are not registered and throughout the quarter ended July 31, 2009, the Company issued 120,000 penalty warrants at an average exercise price of $1.15 per share with a five-year term valued and expensed at $38,624.

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

There were no dilutive effects of the common stock equivalents for the outstanding vested stock options and warrants for the three months ended July 31, 2009 and 2008 since the exercise price of such warrants and options exceeded the market price of the Company's common stock at July 31, 2009 and 2008.

(7) ACQUISITIONS

On June 8, 2009, we closed on the acquisition of certain assets of privately owned Ky-Tenn Oil, Inc., ("KTO") which includes approximately 35,325 leased acres located on the Chattanooga Shale and 153 natural gas and oil producing wells. The primary reason for this acquisition was that it provided the Company with a large lease position in the middle of Tennessee's prolific Chattanooga Shale play for future drilling development. Another key to this acquisition is the fact that in addition to the 153 wells that we will be operating on the KTO leases, there are over 100 additional wells that can be reworked and put back into production. In addition, expected synergies are anticipated from combining operations and personnel. For these assets we issued 1,000,000 shares of our common stock, which was valued at $320,000 on the date of acquisition. The acquired assets included 35,325 leased acres with 153 producing oil and gas wells and $194,400 in restricted bond certificates for well reclamation with a related liability. In addition a complaint has been filed in United States District Court for the Eastern District of Tennessee, Northern Division by Gunsight Holdings, LLC, a Florida limited liability company pertaining to Ky-Tenn and the Company. The lease which is the subject of the litigation was included in the assets purchased by us from Ky-Tenn. The Plaintiff is alleging that the Company and Ky-Tenn have failed or refused to pay royalties due to the Plaintiff's predecessors and have breached the implied duty of further exploration by failing to drill required wells, failing to reasonably develop or explore the property, failing to maintain an active interest in further development of the property and otherwise failing to act as a prudent operator of the property thereby causing damages to the Plaintiff exceeding $75,000. The Plaintiff is seeking a declaratory judgment of its allegations, removal of the Company and Ky-Tenn from the property, a full accounting of activities related to the property and all monies received from those activities, damages and costs of action. We have filed an answer denying the various claims and asserting affirmative defenses including that there has been continuous production from the subject lease. While we intend to vigorously defend this action, we are unable at this time to predict the outcome of the action or whether the company will have any liability to the Plaintiff. See Note 10. No cash or receivables were acquired from KTO. A third-party analysis was performed to determine the fair value of the assets acquired. The report was prepared utilizing methods and procedures regularly used by petroleum engineers to estimate oil and gas reserves for properties of this type and character. The recovery of oil and gas reserves and projection of producing rates are dependent upon many variable factors including prudent operation, compression of gas when needed, market demand, installation of lifting equipment and remedial work when required. The reserves included in this report have been based upon the assumption that the wells will be operated in a prudent manner under the same conditions existing on the effective date. The value as determined by this report was $252,455. The value of the restricted bond certificates had an offsetting retirement liability, therefore, under the guidance of SFAS 141(R) the difference between the value of the oil and gas properties less the value of the common stock resulted in a loss of $67,545 was recorded in the Condensed Consolidated Statements of Operations as a net to Gain on Acquisitions. While, we have not yet completed the determination of the value of all undeveloped reserves, our Condensed Consolidated Balance Sheet at July 31, 2009 reflects consolidation of this entity using preliminary amounts, including an estimated $252,455 in oil and gas properties (which we anticipate will be retroactively adjusted upon completion of the aforementioned determinations).

On June 18, 2009 the Company acquired 100% of the stock of East Tennessee Consultants, Inc., a Tennessee corporation ("ETC") and 100% of the membership interests in East Tennessee Consultants II, LLC, a Tennessee limited liability company ("LLC") from the owners of these entities. The acquisition included 221 producing oil and gas wells and consisted of approximately 4,442 acres. ETC was formed in 1983 to provide oil and gas well operating services and it represented various working interest owners and the LLC was formed in 1996. The primary reason for this acquisition is that it is anticipated that these subsidiaries will operate the wells they own as well as the recently purchased wells from KY-Tenn Oil, Inc. It is also anticipated that the old wells will be reworked and that new wells will be drilled from the extensive acreage now owned by us. The Chattanooga Shale, which is present in a majority of the wells acquired, is a candidate for stimulation. Completion and reworking of existing oil zones should add to reserves at a relatively inexpensive price. We issued 1,000,000 shares for all of ETC and LLC membership interest. Our common shares were valued at $250,000 on the date of acquisition. Expected synergies are anticipated from combining operations and personnel, especially when considering the acquisition of previously mentioned KTO. The acquisition included the following balance sheet items.

Assets                                  Liabilities and equity
  Cash .................  $  203,993      Accounts payable .........  $  202,760
  Receivables ..........      24,904      Deferred tax .............     580,864
  Fixed assets, net ....     313,458      Value of shares issued ...     250,000
  Oil and gas properties   1,319,140      Gain .....................     828,745
  Other assets .........         874
                          ----------                                  ----------
Total assets ...........  $1,862,369    Total liabilities and equity  $1,862,369
                          ==========                                  ==========

We valued this acquisition under the guidance of SFAS 141(R) and, accordingly, a gain of $828,745 was recorded as of the acquisition date. For the quarter ended July 31, 2009 the consolidation of this entity increased the Company revenues by $65,598 and increased costs of revenue by $76,407. The impacts of consolidation on all other line items within our Condensed Consolidated Statements of Operations were not significant. While, we have not yet completed the determination of the value of all undeveloped reserves, our Condensed Consolidated Balance Sheet at July 31, 2009 reflects consolidation of this entity using preliminary amounts, including an estimated $1,319,140 in oil and gas properties (which we anticipate will be retroactively adjusted upon completion of the aforementioned determinations).

(8) STOCK OPTIONS

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

We estimated the fair value of options granted during the years ended July 31, 2009 and 2008 on the date of grant, using the Black-Scholes pricing model with the following assumptions:

                                                            2009          2008
                                                          --------      --------
Weighted average of expected risk-free interest
 rates (Approximate 3 year Treasury Bill rate) .....       1.49%         2.54%
Expected years from vest date to exercise date .....        2.5           2.5
Expected stock volatility ..........................      371-391%      516-527%
Expected dividend yield ............................         0%            0%

The Company recorded $0 and $924,000 of compensation expense, net of related tax effects, relative to stock options for the three months ended July 31, 2009 and 2008, respectively in accordance with SFAS 123R. Net loss per share basic and diluted for this expense is $0.00 and $0.07.

The Company has adopted SFAS No. 123R, "Share Based Payments". SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $0 in additional compensation expense during the three months ended July 31, 2009 and $924,000 in 2008. Such amount is included in general and administrative expenses on the statement of operations.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price. During the quarter ended July 31, 2009 and 2008, the aggregate intrinsic value of stock options and warrants exercised was $0 and $0, respectively, determined as of the date of exercise.

A summary of the stock options and warrants as of July 31, 2009 and 2008 and changes during the periods is presented below:

                          Three months ended              Three months ended
                            July 31, 2009                   July 31, 2008
                     ----------------------------   ----------------------------
                      Number of       Weighted       Number of      Weighted
                     Options and       Average      Options and      Average
                       Warrants    Exercise Price     Warrants    Exercise Price
                     -----------   --------------   -----------   --------------
Balance at April 30    4,090,000   $         0.88     2,235,000   $         0.85
Granted ...........      120,000             1.15     1,120,000             1.02
Exercised .........            -                -             -                -
Expired ...........            -                -             -                -
Cancelled .........            -                -             -                -
                     -----------   --------------   -----------   --------------
Balance at July 31     4,210,000             0.88     3,355,000             0.90

Options exercisable
at July 31 ........    3,960,000   $         0.92     3,355,000   $         0.90
                     ===========   ==============   ===========   ==============

The following table summarizes information concerning stock options and warrants outstanding and exercisable at July 31, 2009:

                                                        Options and Warrants
          Options and Warrants Outstanding                   Exercisable
----------------------------------------------------   ----------------------
                                Weighted
                                Average     Weighted                 Weighted
  Range of                     Remaining     Average                 Average
  Exercise        Number      Contractual   Exercise     Number      Exercise
   Price        Outstanding      Life        Price     Exercisable    Price
-------------   -----------   -----------   --------   -----------   --------
$0.33 to 0.44       375,000       6.7       $   0.37       125,000   $   0.44
         0.50     1,000,000       0.8           0.50     1,000,000       0.50
 0.80 to 0.86        75,000       0.3           0.82        75,000       0.82
 1.00 to 1.15     2,760,000       2.7           1.09     2,760,000       1.10
                -----------                 --------   -----------   --------
                  4,210,000       2.6           0.83     3,960,000       0.92
                ===========                 ========   ===========   ========

All options and warrants were issued at the fair market of common stock on the date of grant.

(9) COMMITMENTS

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

(10) LITIGATION

CNX Gas Company, LLC (CNX) commenced litigation in the Chancery Court of Campbell County, State of Tennessee on June 11, 2008 (CNX Gas Company, LLC vs. Miller Petroleum Inc., Civil Action No. 08-071) to enjoin the Company from assigning or conveying certain leases described in the Letter of Intent signed by CNX and the Company on May 30, 2008 (the "Letter of Intent"); to compel the Company to specifically perform the assignments as described in the Letter of Intent; and for damages. A Notice of Lien Lis Pendens was issued June 11, 2008. The Company moved for entry of summary judgment dismissing the claims asserted against it by CNX and on January 30, 2009 the court found that the claims of CNX had no merit. The court granted the Company's motion and dismissed all claims asserted by CNX in that action. CNX has appealed the ruling.

On May 20, 2009 Gunsight Holdings, LLC, a Florida limited liability company, filed a complaint in the United States District Court for the Eastern District of Tennessee, Northern Division, against the Company styled Gunsight Holdings, LLC, Plaintiff, v Miller Petroleum, Inc. and Ky-Tenn Oil, Inc., Defendants, Case No. 3-09-CV-221. The litigation surrounds certain rights related to approximately 6,800 acres in Scott County, Tennessee which KTO purportedly acquired under a lease assignment from an unrelated party in August 2004. In September 2008, KTO assigned the Company 75% of its interest in the subject lease and the working interest in all the wells on the leased land, retaining a 25% interest in the wells consisting of landowner's royalty and overriding royalty. On June 8, 2009 the Company acquired certain assets from KTO including KTO's undivided interest in approximately 170 oil and gas wells in Morgan, Scott and Fentress counties Tennessee, together with all property, fixtures and improvements, leasehold interest and contract rights related to these wells and undivided interest in approximately 35,325 acres of oil and gas leases in Scott and Morgan counties, Tennessee. The lease which is the subject of the litigation was included in the assets purchased by the Company from KTO in June 2009. The Plaintiff is alleging that the Company and KTO have failed or refused to pay royalties due to the Plaintiff's predecessors and have breached the implied duty of further exploration by failing to drill required wells, failing to reasonably develop or explore the property, failing to maintain an active interest in further development of the property and otherwise failing to act as a prudent operator of the property thereby causing damages to the Plaintiff exceeding $75,000. The Plaintiff is seeking a declaratory judgment of its allegations, removal of the Company and KTO from the property, a full accounting of activities related to the property and all monies received from those activities, damages and costs of action. We have filed an answer denying the various claims and asserting affirmative defenses including that there has been continuous production from the subject lease. While we intend to vigorously defend this action, we are unable at this time to predict the outcome of the action or whether the company will have any liability to the Plaintiff. In addition, in the Company's agreement with KTO dated June 8, 2009, KTO states that they shall defend, indemnify and save and hold harmless the Company against all losses or claims with respect to transferred assets that accrue or relate to times prior to the closing date or any debts, claims, liabilities or obligations of KTO not expressly assumed by the Company that accrue at any time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

We are an exploration and production company that utilizes seismic data, and other technologies for geophysical exploration and development of oil and gas wells. We have partial ownership in 173 producing oil wells and 253 producing gas wells. In addition to our engineering and geological capabilities, we have work-over rigs, dozers, roustabout crews and equipment to set pumping units, tanks and lay flow lines, winch trucks and trailers for traveling support, backhoes, ditchers, fusion machines and welders for pipeline and compression installation, as well as other equipment necessary to take a drilling program from the development stage to completion. We also sell rigs, oilfield trailers, compressors and other miscellaneous oil and gas production equipment.

During the first three months of fiscal year 2009 we completed two transactions which we believe had both a positive impact on our balance sheet and will assist us in our continued growth. These transactions included:

ACQUISITION OF KY-TENN OIL, INC. ASSETS

On June 8, 2009 we acquired certain assets from Ky-Tenn Oil, Inc., a Kentucky corporation ("KTO"), an unrelated third party, including KTO's:

   o undivided interest in approximately 170 oil and gas wells in Morgan, Scott and Fentress counties Tennessee, together with all property, fixtures and improvements, leasehold interest and contract rights related to these wells;

   o undivided interest in approximately 35,325 acres of oil and gas leases in Scott and Morgan counties, Tennessee;

   o interest in an operating agreement with the Tennessee State Energy Development Partnership;

   o  interest in a gas gathering pipeline system; and

   o other rights related to these assets, including royalty and working interests, licenses and permits and similar incidental rights.

As consideration for these assets we issued KTO 1,000,000 shares of our common stock valued at $320,000 and we granted the seller piggy-back registration rights covering these shares. Pursuant to SFAS 141(R), we have valued these assets at $252,455 and have recorded a loss on the transaction of $67,545. However, as previously stated, we have not yet completed the determination of the value of all undeveloped reserves for this acreage which we anticipate will be retroactively adjusted upon completion of the aforementioned determinations. Depending upon the results of this determination, we may reduce this loss or recognize a gain on this transaction.

ACQUISITION OF EAST TENNESSEE CONSULTANTS

On June 18, 2009 we acquired 100% of the stock of East Tennessee Consultants, Inc., a Tennessee corporation ("ETC") and 100% of the membership interests in East Tennessee Consultants II, LLC, a Tennessee limited liability company ("LLC") from the owners of these entities. Pursuant to SFAS 141(R), we have valued these companies at $1,862,369 and have recorded a gain on the transaction of $828,745. As consideration for these companies we issued the sellers, who were unrelated third parties, 1,000,000 shares of our common stock valued at $250,000. We granted the sellers registration rights covering these shares. ETC was formed in 1983 to provide oil and gas well operating services and it represented various working interest owners and the LLC was formed in 1996.

Following the closing, it is anticipated that these subsidiaries will operate the wells they own as well as the recently purchased wells from KTO. It is also anticipated that the old wells will be reworked and that new wells will be drilled from the extensive acreage now owned by us. The Chattanooga Shale, which is present in a majority of the wells acquired, is a candidate for stimulation. Completion and reworking of existing oil zones should add to reserves at a relatively inexpensive price.

Under the terms of the stock purchase agreement, the sellers agreed not to engage in oil and gas operations for a period of three years following the closing date. We also agreed that each of the sellers, Messrs. Eugene D. Lockyear, Douglas G. Melton and Jerry G. Southwood, would continue their employment with the acquired companies for at least three years from the closing date of the transaction at their same compensation and benefit levels to which they were entitled in May 2009. In addition, Mr. Lockyear was appointed Vice President of Operations of our company. We also agreed that if any or all of the sellers incur any income tax liability as a result of the receipt of the above shares as consideration for the stock purchase, we agreed to pay a bonus to such seller equal to the amount of his tax liability within 30 days from the closing date.

LEASES

During the first quarter of fiscal 2010 these two acquisitions resulted in additional leases for an additional 39,767 acres for aggregate consideration of approximately $603,285, bringing the total oil and gas leases held by us to approximately 54,256 acres. The terms of these new leases have a net revenue interest ranging from 0.1% to 100.0% and run from three to five years. We are presently reviewing these leases, as well as our other existing leases, to determine the capital requirements and timing for drilling additional wells. To expand our operations by drilling on these leases will require additional capital. As a part of our fiscal 2009 sale to Atlas Energy, we retained a 5% royalty interest on a 1,930 acre tract that we expect to be the subject of Atlas Energy drilling. When wells are developed on this acreage, we stand to share in any profit they create. Additionally, we retained the right to participate in up to ten wells with a 25% working interest without promote.

OUR CURRENT FOCUS

With the closing of these two acquisitions, our management is now able to focus the majority of its efforts on growing our company. In addition to capital raising we are also continuing to focus our short-term efforts on five distinct areas, including:

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

Our ability, however, to implement one or more of these goals is dependent both upon the availability of additional capital. To fully expand our operations as set forth above, we will need up to $15 million for the purchase of additional drilling equipment and up to $50 million to fund the balance of our expansion plans. To provide the expansion capital, we are seeking to leverage our existing assets as well as seek to raise additional capital through the sale of equity and/or debt securities. To facilitate these capital raising efforts, during fiscal 2009 we retained a broker-dealer and member of FINRA to assist us and are attempting to raise capital in a private offering. While our management has devoted significant time to these efforts during 2009 and in to the first quarter of 2010, we have not been successful in raising any of these funds. Our ability to fully implement our expanded business model, however, is dependent on our ability to raise the additional capital on a timely basis so as to take advantage of the opportunities we presently have available to us. We face a number of obstacles, however, in raising the additional capital, including the relative size of our company, the low trading price of our stock and the lack of liquidity in the capital markets in general and small-cap companies in particular. If we are not able to raise the capital as required, we will be unable to fully implement our expanded business model and will need to delay future expansion as well as further purchases of leases.

RESULTS OF OPERATIONS

         REVENUES
         --------

The following table shows the components of our revenues for the quarters ended July 31, 2009 and 2008, together with their percentages of total revenue in 2009 and percentage change on a year-over-year basis.

                                           For the Three Months Ended
                                ------------------------------------------------
                                 July 31,       % of       July 31,
                                   2009       Revenue        2008       % Change
                                ---------     -------     ---------     --------
REVENUES

Oil and gas revenue ........    $ 404,392        77%      $ 214,753         88%
Service and drilling revenue      123,228        23%            512      23968%
                                ---------                 ---------

Total Revenue ..............    $ 527,620       100%      $ 215,265        145%

Oil and gas revenue represents revenues generated from the sale of oil and natural gas produced from the wells in which we have a partial ownership interest. Oil and gas revenue is recognized as income as production is extracted and sold. We reported an approximately 88% increase in oil and gas revenues for the quarter ended July 31, 2009 over the quarter ended July 31, 2008. The increase in oil and gas revenue was due to the Company having more wells producing oil and gas, notwithstanding the end of year decrease in both oil and gas prices. At July 31, 2009 oil was priced at $55.11 per barrel versus $124.91 at July 31, 2008 and at July 31, 2009 natural gas was $3.50 per Mcf as compared to $11.47 per Mcf at July 31, 2008.

For the quarter ended July 31, 2009 we produced 2,449 barrels of oil and 19,131 Mcf of natural gas as compared to 1,117 barrels of oil and 7,768 Mcf of natural gas during the quarter ended July 31, 2008.

Service and drilling revenue represents revenues generated from drilling, maintenance and repair of third party wells. Service and drilling income is recognized at the time it is both earned and we have a contractual right to receive the revenue. Our service and drilling revenue increased 23,968% for the quarter ended July 31, 2009 as compared to the quarter ended July 31, 2008. During the quarter ended July 31, 2009 the acquisitions we closed on during the quarter contributed $65,598 to this positive variance for primarily for services performed on third party wells. During the quarter ended July 31, 2008 we did not devote any time or resources to the marketing of this service as our management's primary focus was the sale of the leases to Atlas Energy and the settlement of the Wind City litigation, both of which are described elsewhere in this report.

         DIRECT AND OTHER EXPENSES
         -------------------------

The following tables show the components of our direct and other expenses for the years ended April 30, 2009 and 2008. Percentages listed in the table reflect margins for each component of direct expenses and percentages of total revenue for each component of other expenses.

                                            For the Three Months Ended
                                ------------------------------------------------
                                 July 31,                  July 31,
                                   2009       Margin         2008        Margin
                                ---------     ------      ---------     --------
DIRECT EXPENSES

Oil and gas ................    $  24,044        94%      $  28,086          87%
Service and drilling .......      244,500      (98)%        107,823     (20959)%
Depletion expense ..........      117,434        n/a         36,252          n/a
                                ---------                 ---------

Total direct expenses ......    $ 385,978        27%      $ 172,161          20%

                                                       For the Three Months Ended
                                           --------------------------------------------------
                                             July 31,      % of         July 31,      % of
                                               2009       Revenue        2008        Revenue
                                           -----------    -------    ------------    --------
OTHER EXPENSES (REVENUES)

Selling, general and administrative ....   $   652,392       124%    $    567,322        264%
Depreciation and amortization ..........       111,727        21%          71,318         33%
Interest expense, net of interest income         4,898         1%          21,546         10%
Loan fees and costs ....................        52,636        10%          27,866         13%
Gain on sale of equipment ..............         9,755         2%               -         n/a
Gain on sale of oil and gas properties .             -        n/a     (11,715,570)   (5,442)%
Gain on acquisitions ...................      (761,200)    (144)%               -         n/a
                                           -----------               ------------

Total other expenses (revenues) ........   $    70,208       276%    $(11,027,518)   (5,123)%

         DIRECT EXPENSES

We follow the successful efforts method of accounting for our oil and gas activities. Accordingly, costs associated with the acquisition, drilling and equipping of successful exploratory wells are capitalized. During the quarter ended July 31, 2009 we capitalized approximately $19,036 of costs associated with the acquisition, drilling and equipping of these wells as compared to $292,000 during the three months ended July 31, 2008. However, geological and geophysical costs, delay and surface rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred and are included in the cost of service and drilling revenue. Finally, costs of drilling development wells are capitalized; however, we did not drill any development wells during the quarters ended July 31, 2009 and 2008. Upon the sale or retirement of oil and gas properties, the cost thereof and the accumulated depreciation or depletion are removed from the accounts and any gain or loss is credited or charged to operations.

The cost of oil and gas revenue also represents costs associated with contract fees we pay third parties to monitor the oil wells and record production. Gas production is metered and read monthly by third party companies which are specialists. We increased the number of oil and gas wells that we have partial ownership in quarter ended July 31, 2009. Total producing oil wells grew from 17 as of July 31, 2008 to 173 as of July 31, 2009 and gas wells grew from 27 on July 31, 2008 to 253 as of July 31, 2009. The increase in wells is primarily due to the 153 oil wells and 221 gas wells acquired during the quarter ended July 31, 2009 as previously stated. However, the acquisitions did not occur as the beginning of the quarter and thus, did not impact the quarter ended July 31, 2009 fully. As a percentage of oil and gas revenue, costs of oil and gas had a margin of 94% for the quarter ended July 31, 2009 as compared to 87% for the quarter ended July 31, 2008. We anticipate that the costs of oil and gas revenues will proportionality increase as additional wells are connected.

The cost of service and drilling revenue represents direct labor costs of employees associated with these services, as well as costs associated with equipment, parts and repairs. The cost of service and drilling revenue has risen significantly for the quarter ended July 31, 2009 as compared to the quarter ended July 31, 2008. During the quarter ended July 31, 2009, we spent significant time and expense maintaining and repairing our drilling equipment. Depletion of capitalized costs of proved oil and gas properties is provided on a pooled basis using the units-of-production method based upon proved reserves. Acquisition costs of proved properties are amortized by using total estimated units of proved reserves as the denominator. All other costs are amortized using total estimated units of proved developed reserves. During the quarter ended July 31, 2009 depletion expense was $117,434 or 22% of total revenue as compared to 17% for the quarter ended July 31, 2008. As a result of these components, total direct expenses reflected a margin of 27% for the quarter ended July 31, 2009, an improvement from the 20% margin experienced for the quarter ended July 31, 2008.

         OTHER EXPENSES (REVENUES)

Selling, general and administrative expense includes salaries, general overhead expenses, insurance costs, professional fees and consulting fees. The increase for the quarter ended July 31, 2009 as compared to the quarter ended July 31, 2008 primarily reflects increased compensation expense, resulting from the addition of executive management as previously discussed. As a percentage of total revenue, selling, general and administrative expense decreased to approximately 124% for the quarter ended July 31, 2009 as compared to approximately 264% for the quarter ended July 31, 2008.

Depreciation and amortization expenses reflect the usage of our fixed assets over time. The increase in depreciation and amortization for the quarter ended July 31, 2009 as compared to the quarter ended July 31, 2008 reflects an increase in the amount of depreciation due to the purchase of equipment as well as the recording of the equipment from the new acquisitions, as previously mentioned.

The decrease in interest expense, net of interest income for the quarter ended July 31, 2009 as compared to the quarter ended July 31, 2008 reflects the satisfaction of certain loans during the twelve months ended July 31, 2009.

Loan fees and costs of $52,636 for the quarter ended July 31, 2009 primarily represents non-cash expenses related to the fair value of warrants owed in connection with a prior financing transaction.

During the quarter ended July 31, 2008 we recorded a gain of $11,715,570 on the sale of the oil and gas leases to Atlas Energy and the concurrent settlement of the Wind City litigation as described elsewhere herein. As part of the settlement we repurchased 2,900,000 shares of our common stock for $4,350,000 which is reflected on our balance sheet as shares subject to redemption. As a result of the one-time settlement transaction, we reported a net income of $10,280,622 for the quarter ended July 31, 2008. We do not anticipate that we will enter into similar transactions in future periods.

As described earlier in this report, during the three months ended July 31, 2009 we recorded a loss of $67,545 in connection with our acquisition of assets from KTO and we recorded a gain of $828,745 in connection with our acquisitions of ETC and LLC. . The net gain for the quarter ended July 31, 2009 was $761,200.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet the enterprise's needs for cash. At July 31, 2009 we had a working capital deficit of $911,252 as compared to a working capital deficit of $370,811 at April 30, 2008. This increase in capital deficit is primary due to losses from operations.

Net cash used by operating activities for the quarter ended July 31, 2009 period was $270,764. This primarily reflects the cash paid for the costs of revenues and selling, general and administrative expense in excess of revenues received for the quarter. Net cash used by operating activities for the quarter ended July 31, 2008 primarily reflects cash used to reduce our accounts payables and accrued expenses as a result of the settlement of the Wind City litigation and increase our income taxes payable.

Net cash provided by investing activities for the quarter ended July 31, 2009 of $30,996 reflects the net cash we received from the sale of equipment and oil and gas properties, partially offset by the purchase of additional equipment and oil and gas properties. Net cash provided by investing activities for the quarter ended July 31, 2008 reflects the net cash we received from the Atlas Energy transaction offset by the funds used to satisfy certain notes payables and accounts payable, purchase additional drilling equipment and vehicles and funds used for the purchase of a lease and capitalized costs associated with the receipt of two producing gas wells from Wind City.

Net cash provided by financing activities of $293,220 for the quarter ended July 31, 2009 primarily reflects cash received from the proceeds of borrowings of $235,266, sale of stock of $119,000 and cash acquired through acquisitions of $203,993 and were partially offset by the cash spent on prepaid offering costs of 99,037 and the increase in restricted cash non-current of $166,372 due to the acquisitions. Net cash used in financing activities for the quarter ended July 31, 2008 reflects the repayment of notes payable and the repurchase of shares of our common stock as part of the Wind City settlement offset by proceeds from borrowings to finance the purchase of equipment.

We have no commitment for capital expenditures during the next 12 months.

Within the next 12 months, we have debt obligations that total $2,108,588. Of this, the most significant piece is a note payable to Commercial Bank, secured by cash and due December 22, 2009. As this note is secured by cash, this obligation, if still outstanding at that time, will either be renewed or paid off using the cash security. The Company believes it will have sufficient funds to honor its obligations on the remaining $258,588.

In order to implement our business strategy to expand our operations we will need to raise additional capital. During fiscal 2009 we also commenced a capital raising effort to raise funds to purchase drilling and work over rigs and other equipment. The additional equipment could also be used on the Atlas Energy agreement but would be available for proprietary drilling. This private offering, however, is being conducted on a best efforts basis and there are no assurances we will raise any capital thereunder or that any funds we do receive will be sufficient to enable us to purchase the additional equipment. To date, we have not sold any securities in this offering. In the event we continue to be unsuccessful in our efforts to raise capital in this private offering, we would be required to seek alternative sources of financing for the purchase of the additional rigs and equipment and there are no assurances that this capital would be available to us.

In addition, our long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and gas business. A material drop in oil and gas prices has recently reduced our liquidity. At July 31, 2009 oil was priced at $55.11 per barrel versus $124.91 at July 31, 2008 and at July 31, 2009 natural gas was $3.50 per Mcf as compared to $11.47 per Mcf at July 31, 2008. Also, a reduction in production and reserves would reduce our operating results in future periods. We operate in an environment with numerous financial and operating risks, including, but not limited to, the inherent risks of the search for, development and production of oil and gas, the ability to buy properties and sell production at prices which provide an attractive return and the highly competitive nature of the industry. While we do not anticipate a worse case scenario, if we are not successful in securing new capital and the price of oil and gas does not rise significantly and if we were unable to secure more drilling and servicing contracts, we would need to consider reducing overhead in an attempt to achieve an operating profit, based on the revenue of our existing producing oil and gas wells.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, at the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to our company required to be disclosed in our reports filed with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2009, we issued and sold 350,000 shares of our common stock to an accredited investor at a price of $0.34 per share in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1    Rule 13a-14(a)/15d-14(a) certificate of Chief Executive Officer 2002
31.2    Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer
32.1    Section 1350 certification of Chief Executive Officer
32.2    Section 1350 certification of Chief Financial Officer

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MILLER PETROLEUM, INC.

Date: September 21, 2009                By: /s/ Scott M. Boruff
                                            -------------------
                                        Scott M. Boruff
                                        Chief Executive Officer,
                                        principal executive officer


Date: September 21, 2009                By: /s/ Paul W. Boyd
                                            ----------------
                                        Paul W. Boyd
                                        Chief Financial Officer, principal
                                        financial and accounting officer