Form 10-Q
period 2009-10-31
MILLER PETROLEUM INC
filed 2009-12-21
CIK 785968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of Class        No. of Shares Outstanding at December 9, 2009
     --------------        ---------------------------------------------
      Common Stock                         19,310,956

                             MILLER PETROLEUM, INC.
                                    FORM 10-Q
                                OCTOBER 31, 2009

                                TABLE OF CONTENTS
                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
         Summary Financial Data at October 31, 2009 (Unaudited),
            July 31, 2009 (Unaudited) and April 30, 2009 ...................   3
         Condensed Consolidated Balance Sheets at October 31, 2009
            (Unaudited) and April 30, 2009 .................................   4
         Condensed Consolidated Statements of Operations for the Three and
            Six months ended October 31, 2009 ..............................   6
         Condensed Consolidated Statements of Cash Flows for the Six
            months ended October 31, 2009 and 2008 (Unaudited) .............   7
         Notes to Condensed Consolidated Financial Statements (Unaudited)...   8
Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations ..........................................  18
Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........  25
Item 4T. Controls and Procedures ...........................................  25

                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings .................................................  26
Item 1A. Risk Factors ......................................................  26
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......  26
Item 3.  Defaults Upon Senior Securities ...................................  26
Item 4.  Submission of Matters to a Vote of Security Holders ...............  26
Item 5.  Other Information .................................................  26
Item 6.  Exhibits ..........................................................  26

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the availability of sufficient capital to fund the anticipated growth of our company, fluctuations in the prices of oil and gas, the competitive nature of our business environment, our dependence on a limited number of customers, our ability to comply with environmental regulations, changes in government regulations which could adversely impact our business and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein or in our Annual Report on Form 10-K for the year ended April 30, 2009. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                           OTHER PERTINENT INFORMATION

         Unless specifically set forth to the contrary, when used in this report the terms the "Company," "we," "us," "ours," and similar terms refers to Miller Petroleum, Inc., a Tennessee corporation doing business as Miller Energy Resources and our subsidiaries, Miller Rig & Equipment, LLC, Miller Drilling TN, LLC and Miller Energy Services, LLC, East Tennessee Consultants, Inc., East Tennessee Consultants II, LLC and Miller Energy GP, LLC.

The information which appears on our web site at www.millerenergyresources.com is not part of this report.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                  MILLER PETROLEUM, INC.
                               SUMMARY FINANCIAL INFORMATION
                                        (UNAUDITED)
                              For the Three   For the Three   For the Six     For the Six
                              Months Ended    Months Ended    Months ended    Months ended
                               October 31,     October 31,     October 31,     October 31,
                                  2009            2008            2009            2008
                              ------------    ------------    ------------    ------------
Total Revenue .............       333,404         484,576         861,024         699,841

Total Costs and Expenses ..     1,524,748       1,235,708       2,674,845       2,046,509
                              -----------     -----------     -----------     -----------

LOSS FROM OPERATIONS ......    (1,191,344)       (751,132)     (1,813,821)     (1,346,668)

NET INCOME (LOSS) .........   $  (156,024)    $  (571,192)    $   (83,811)    $ 9,709,430

                                         October 31,        July 31,        April 30,
                                             2009             2009             2009
                                          Unaudited        Unaudited
                                         -----------      -----------      -----------
Cash ..............................      $    94,838      $   100,018      $    46,566
Cash, restricted ..................        1,982,489        1,976,510        1,982,552
                                         -----------      -----------      -----------
Total Cash ........................        2,077,327        2,076,528        2,029,118

Oil and Gas Properties ............        4,047,713        3,235,278        1,787,911

Total Assets ......................       12,456,570       12,234,383        9,941,733

Total Current Liabilities .........        3,743,949        3,552,707        2,631,746

Total Long-term Liabilities .......          545,524          661,104           89,251

Total Stockholders' Equity ........      $ 8,167,097      $ 8,020,572      $ 7,220,736

Total Producing Oil Wells .........              194              173               20

Total Producing Gas Wells .........              263              253               32
                                         -----------      -----------      -----------
Total Producing Wells .............              457              426               52

Total Oil and Gas Lease Acreage ...           54,506           54,256           14,489

Total Proved Oil Reserves MBOE ....            0.129 (1)        0.129 (1)        0.053 (2)

Total Proved Gas Reserves MMCFE ...            0.335 (3)        0.335 (1)        0.311 (2)

Total Proved, Probable, Possible
  Oil Reserves MBOE ...............            0.168 (3)        0.129 (1)        0.053 (2)

Total Proved Probable, Possible Gas
  Reserves MMCFE ..................            0.335 (3)        0.335 (1)        0.311 (2)

   (1) Based on Reserve Reports dated April 30, 2009, June 8, 2009 and June 18, 2009.

   (2) Based on Reserve Report dated April 30, 2009.

   (3) Based on Reserve Reports dated April 30, 2009, June 8, 2009, June 18, 2009 and October 31, 2009.

                             MILLER PETROLEUM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                    October 31,      April 30,
                                                       2009            2009
                                                     Unaudited
                                                   ------------    ------------

CURRENT ASSETS

Cash ...........................................   $     94,838    $     46,566
Cash, restricted................................      1,982,489       1,982,552
Accounts receivable ............................        129,483         124,815
Accounts receivable - related parties ..........         28,441          19,882
Prepaid expenses................................         51,627               -
Inventory ......................................        178,011          87,120
                                                   ------------    ------------

Total Current Assets ...........................      2,464,889       2,260,935

Fixed Assets                                          5,907,467       5,751,017
Less: accumulated depreciation .................     (1,230,839)     (1,022,017)
                                                   ------------    ------------

Net Fixed Assets................................      4,676,628       4,729,000


OIL AND GAS PROPERTIES

(On the basis of successful efforts accounting)       4,047,713       1,787,911


Land ...........................................        526,500         406,500
Deferred interest ..............................          5,684           6,892
Prepaid offering cost...........................        452,853         666,476
Cash - restricted, long-term....................        281,493          84,019
Other assets....................................            810               -
                                                   ------------    ------------

Total Other Assets .............................      1,267,340       1,163,887
                                                   ------------    ------------

TOTAL ASSETS ...................................   $ 12,456,570    $  9,941,733
                                                   ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             MILLER PETROLEUM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    October 31,      April 30,
                                                       2009            2009
                                                     Unaudited
                                                   ------------    ------------

CURRENT LIABILITIES

Accounts payable - trade .......................   $    914,294    $    301,082
Accrued expenses ...............................        246,948         271,099
Asset retirement liability......................        272,008          57,246
Unearned revenue................................        137,240         131,587
Current portion of notes payable ...............      2,173,459       1,870,732
                                                   ------------    ------------

Total Current Liabilities ......................      3,743,949       2,631,746

LONG-TERM LIABILITIES

Deferred income taxes payable...................        471,182             778
Notes payable - other ..........................         74,342          88,473
                                                   ------------    ------------

Total Long-term Liabilities ....................        545,524          89,251

    Total Liabilities ..........................      4,289,473       2,720,997


STOCKHOLDERS' EQUITY

Common stock, 500,000,000 shares authorized at
  $0.0001 par value, 18,860,956 and 15,974,356
  shares issued and  outstanding, respectively .          1,886           1,597
Additional paid-in capital .....................      9,585,208       8,555,324
Accumulated deficit ............................     (1,419,997)     (1,336,185)
                                                   ------------    ------------

Total Stockholders' Equity .....................      8,167,097       7,220,736
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $ 12,456,570    $  9,941,733
                                                   ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                           MILLER PETROLEUM, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)
                                              For the Three   For the Three   For the Six     For the Six
                                              Months Ended    Months Ended    Months ended    Months ended
                                               October 31,     October 31,     October 31,     October 31,
                                                  2009            2008            2009            2008
                                              ------------    ------------    ------------    ------------
REVENUES
Oil and gas revenue .......................   $    212,225    $    196,147    $    616,617    $    410,900
Service and drilling revenue ..............        121,179         288,429         244,407         288,941
                                              ------------    ------------    ------------    ------------

Total Revenue .............................        333,404         484,576         861,024         699,841

COSTS AND EXPENSES

Cost of oil and gas revenue ...............          4,333          28,988          28,377          58,399
Cost of service and drilling revenue ......        214,153         395,847         458,653         502,346
Selling, general and administrative .......      1,028,840         713,596       1,681,232       1,280,918
Depreciation, depletion and amortization ..        277,422          97,277         506,583         204,846
                                              ------------    ------------    ------------    ------------

Total Costs and Expenses ..................      1,524,748       1,235,708       2,674,845       2,046,509
                                              ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS ......................     (1,191,344)       (751,132)     (1,813,821)     (1,346,668)

OTHER INCOME (EXPENSE)
Interest income ...........................          7,498          20,879          15,469          30,219
Interest expense ..........................         (6,258)        (19,347)        (19,127)        (50,233)
Loan fees and costs .......................        (62,742)        (46,382)       (115,377)        (74,248)
Gain on sale of equipment .................              -           8,550          (9,755)          8,550
Gain on sale of oil and gas properties ....              -               -               -      11,715,570
Gain on acquisitions ......................      1,057,564               -       1,818,764               -
                                              ------------    ------------    ------------    ------------

Total Other Income (Expense) ..............        996,062         (36,300)      1,689,974      11,629,858
                                              ------------    ------------    ------------    ------------

NET INCOME (LOSS) BEFORE INCOME TAXES .....       (195,282)       (787,432)       (123,847)     10,283,190

INCOME TAX EXPENSE (BENEFIT) ..............        (39,258)       (216,240)        (40,036)        573,760
                                              ------------    ------------    ------------    ------------

NET INCOME (LOSS) .........................   $   (156,024)   $   (571,192)   $    (83,811)   $  9,709,430
                                              ============    ============    ============    ============


BASIC AND DILUTED - INCOME (LOSS) PER SHARE   $      (0.01)   $      (0.04)   $      (0.00)   $       0.73

BASIC AND DILUTED - WEIGHTED AVERAGE
  SHARES OUTSTANDING ......................     18,555,604      14,852,182      17,913,621      13,259,519

                            The accompanying notes are an integral part of these
                                condensed consolidated financial statements.

                                                     6

                                  MILLER PETROLEUM, INC.
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (UNAUDITED)
                                                         For the Six       For the Six
                                                         Months Ended      Months Ended
                                                       October 31, 2009  October 31, 2008
                                                       ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income .........................................     $    (83,811)     $  9,709,430

  Depreciation, depletion and amortization .........          506,584           204,846

  Adjustments to Reconcile Net Loss to Net Cash
    Provided (Used) by Operating Activities:
  Loss (gain) on sale of equipment .................            9,755            (8,550)
  Gain on sale of oil and gas properties ...........                -       (11,715,570)
  Gain on acquisitions .............................       (1,818,764)                -
  Issuance of stock for services ...................           25,798           297,000
  Issuance of warrants for financing cost ..........           97,499                 -
  Issuance of stock options for services ...........                -            17,800
  Warrants cost ....................................                -            73,982
  Changes in Operating Assets and Liabilities:
    Accounts receivable ............................           11,677           (87,206)
    Inventory ......................................          (90,891)           21,884
    Prepaid expense ................................          (51,627)                -
    Accounts payable ...............................          213,770          (138,089)
    Accrued expenses ...............................          190,612          (101,492)
    Unearned revenue ...............................            5,653                 -
    Income taxes payable ...........................          (39,259)          573,760
    Deferred interest ..............................            1,208                 -
                                                         ------------      ------------

  Net Cash Used by Operating Activities ............       (1,021,796)       (1,152,205)
                                                         ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment and improvements ...........          (25,892)       (4,153,830)
  Purchase of oil and gas properties ...............          (20,681)       (1,091,423)
  Sale of oil and gas properties ...................           25,000        13,514,090
  Purchase of land .................................                -          (110,000)
  Proceeds from sale of equipment ..................           50,000            19,000
  Deferred interest ................................                -            (8,209)
                                                         ------------      ------------

  Net Cash Provided by Investing Activities ........           28,427         8,169,628
                                                         ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable ........................          (12,121)         (730,314)
  Proceeds from borrowing ..........................          300,000         1,912,159
  Proceeds from sale of stock ......................          336,875                 -
  Cash acquired through acquisition ................          203,993                 -
  Restricted cash ..................................               63                 -
  Restricted cash non-current ......................             (792)                -
  Stock repurchase .................................                -        (4,350,000)
  Prepaid offering cost ............................          213,623          (105,925)
                                                         ------------      ------------

  Net Cash Provided (Used) by Financing Activities .        1,041,641        (3,274,080)
                                                         ------------      ------------

NET INCREASE IN CASH ...............................           48,272         3,743,343

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....           46,566            42,436
                                                         ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...........     $     94,838      $  3,785,779
                                                         ============      ============

CASH PAID FOR INTEREST .............................     $    101,879      $    146,955

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND
FINANCING ACTIVITIES:
Common stock issued for prepaid offering cost ......     $          -      $    115,000
Financing costs from issuance of warrants and stocks     $     97,499      $     27,600

The Company reported the following non-cash
investing And financing activities in the period.
Cash acquired through issuance of stock ............     $    203,993      $          -
Restricted cash acquired through issuance of stock .     $    196,682      $          -
Net assets acquired through issuance of stock ......     $  1,988,089      $          -


                   The accompanying notes are an integral part of these
                       condensed consolidated financial statements.

                                            7

                             MILLER PETROLEUM, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

These consolidated financial statements include the accounts of Miller Petroleum, Inc. (the "Company") and the accounts of its subsidiaries, Miller Drilling TN, LLC and Miller Energy Services, LLC for the comparative periods ended October 31, 2009 and 2008. Miller Petroleum, Inc.'s subsidiaries Miller Rig & Equipment, LLC, East Tennessee Consultants, Inc., East Tennessee Consultants II, LLC and Miller Energy GP, LLC were only included in the consolidation for the period ended October 31, 2009 only, since these subsidiaries started up subsequent to the six months ended October 31, 2008. All inter-company balances have been eliminated in consolidation.

The Company's principal business consists of oil and gas exploration, production and related property management in the Appalachian region of eastern Tennessee. The Company's corporate offices are in Huntsville, Tennessee. The Company operates as one reportable business segment, based on the similarity of activities.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's April 30, 2009 Annual Report on Form 10-K. The results of operations for the period ended October 31, 2009 are not necessarily indicative of operating results for the full year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.

(2) ACCOUNTING POLICIES

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period amounts presented to conform to the current period presentations.

INVENTORY

Inventory consists primarily of crude oil in tanks and is carried at cost.

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2009, we adopted the FASB guidance for Business Combinations, which replaces SFAS No. 141, Business Combinations ("SFAS 141R"), and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. Additionally, this Statement requires acquisition- related costs to be expensed in the period in which the costs were incurred and the services are received instead of including such costs as part of the acquisition price. This guidance makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. Our acquisition of the Ky-Tenn Oil, Inc assets and the stock and membership interests of East Tennessee Consultants, Inc. and East Tennessee Consultants II, LLC were recorded in accordance with this guidance. See Note 7.

In April 2009, the FASB issued three related FASB Staff Positions: (i) FASB ASC 320- 10-65-1 (formerly FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than- Temporary Impairments (FSP FAS 115-2 and FAS 124-2)); (ii) FASB ASC 825- 10-65-1 (formerly FSP FAS No. 107-1 and Accounting Principles Board Opinion (APB) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1)), and; (iii) FASB ASC 820-10-65-4 (formerly FSP FAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4)), which are effective for interim and annual reporting periods ending after June 15, 2009. FASB ASC 320-10-65-1 (formerly FSP FAS 115-2 and FAS 124-2) amend the other-than-temporary impairment guidance in GAAP for debt securities to modify the requirement for recognizing other- than-temporary impairments, change the existing impairment model and modify the presentation and frequency of related disclosures. FASB ASC 825-10-65-1 (formerly FSP FAS 107-1 and APB 28-1) require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FASB ASC 820-10-65-4 (formerly FSP FAS 157-4) provides additional guidance for estimating fair value in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate in accordance with FASB ASC 820-10 (formerly SFAS No. 157). These pronouncements are not expected to have a material impact on our operations and financial condition.

In April 2009, the FASB issued FASB ASC 805-20 (formerly FSP SFASNo. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FASB ASC 805-20 amends the guidance in FASB ASC 805 (formerly SFAS 141R) relating to the initial recognition and measurement, subsequent measurement and accounting and disclosures of assets and liabilities arising from contingencies in a business combination. FASB ASC 805 (formerly FSP SFAS 141R) is effective for fiscal years beginning after December 15, 2008. We adopted FASB ASC 805 (formerly FSP SFAS 141R) as of the beginning of fiscal 2009. We will apply the requirements of FASB ASC 805-20 (formerly FSP FAS 141R-1) prospectively to any future acquisitions.

In May 2009, the FASB issued FASB ASC 855-10 (formerly SFAS No. 165, Subsequent Events (SFAS 165)), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of FASB ASC 855-10 (formerly SFAS 165) are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FASB ASC 855-10 (formerly SFAS 165) did not have any impact on our financial statements. The subsequent events have been evaluated through December 21, 2009, which was the date the Financial Statements were issued.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (SFAS 162). Effective for our financial statements issued for interim and annual periods commencing with the quarterly period ended October 31, 2009, the FASB Accounting Standards Codification (Codification or ASC) is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all then-existing, non-SEC accounting and reporting standards. In the FASB's view, the Codification does not change GAAP, and therefore the adoption of SFAS 168, now referred to as FASB ASC 105, Generally Accepted Accounting Principles, did not have an effect on our consolidated financial position, results of operations or cash flows. However, where we have referred to specific authoritative accounting literature, both the Codification and pre-Codification GAAP literature are disclosed. FASB ASC 820, Fair Value Measurements and Disclosures (formerly SFAS 157, Fair Value Instruments and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157) (Topic 820) defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurement. Topic 820 applies to other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The adoption of Topic 820 for financial assets and liabilities, as of January 1, 2008, did not have a material impact on our financial position or operations. Topic 820 delayed the effective date of Topic 820's fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Fair value measurements identified in Topic 820 is effective for our fiscal year beginning May 1, 2009 and did not have any impact on our consolidated financial position, results of operations or cash flows.

The Securities and Exchange Commission has issued new disclosure requirements for entities in the oil and gas production and extractive industries. Such rules are effective January 1, 2010, the Company does not expect the additional disclosures to be burdensome.

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

(4) PARTICIPANT RECEIVABLES AND RELATED PARTY RECEIVABLES

Participant and related party receivables consist of receivables contractually due from our various joint venture partners in connection with routine exploration, betterment and maintenance activities. Our collateral for these receivables generally consists of lien rights over the related oil producing properties at both April 30, 2009 and October 31, 2009.

(5) LONG-TERM DEBT, WARRANTS, LOAN FEES AND RESTRICTED CASH

The Company had the following debt obligations at October 31, 2009 and April 30, 2009

                                                        October 31,    April 30,
                                                           2009          2009
                                                        ----------    ----------

Note payable to Commercial Bank, secured by cash,
bearing interest at 3.75%, due December 22, 2009 ...     1,850,000     1,850,000

Note payable to Commercial Bank, secured by vehicle,
dated March 31, 2009, bearing interest at 7.50%, due
in monthly payments of $1,376.22, with the final
payment due March 31, 2013 .........................        49,552        55,786

Note payable to GMAC Financing, secured by vehicle,
dated June 27, 2008, bearing zero interest, due in
monthly payments of $861.58, with the final payment
due June 27, 2012 ..................................        48,249        53,419

Note payable to Commercial Bank, secured by the
Company's main Headquarters and land, located in
Huntsville, Tennessee, dated July 16, 2009, bearing
interest at 10.00%, due in interest only monthly
payments, with the principal payment due January 16,
2010 ...............................................       300,000             -
                                                        ----------    ----------

     Total Notes Payable ...........................     2,247,801     1,959,205

     Less current maturities on other notes payable      2,173,459     1,870,732
                                                        ----------    ----------
     Notes Payable - Long-term .....................    $   74,342    $   88,473
                                                        ==========    ==========

(6) STOCKHOLDERS' EQUITY

During the six months ended October 31, 2009, we issued the following securities: 2,886,600 shares, which included 350,000 shares issued to an investor for $0.34 per share and expensed at $119,000, 2,000,000 shares for acquisitions that occurred during the first quarter (see note 7), 39,100 shares issued to a vendor in lieu of cash and expensed at $25,795 and 497,500 shares issued to new inventors as an incentive to invest in the Miller Energy Income 2009-A, LP partnership and capitalized at $217,875. Miller Energy Income 2009-A, LP's general partner is Miller Energy GP, LLC, a 100% owned subsidiary of Miller Petroleum, Inc.

In May 2005 the Company entered into a $4.15 million credit agreement which had terms that specified that the Company would prepare, and file a Registration Statement that would cover the resale of all of the Registrable Securities, which Registration Statement, to the extent allowable under the Securities Act of 1933, as amended, and the rules and regulations promulgated hereunder (including Rule 416), shall state that such Registration Statement also covers such indeterminate number of additional shares of Common Stock as may become issuable upon conversion of or otherwise pursuant to the Notes and Warrants to prevent dilution resulting from stock splits, stock dividends or similar transactions. Company would agree to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, or any similar successor statute, and applicable state securities laws. The Company is required to issue 40,000 penalty warrants each month the Company has not registered the aforementioned underlying securities. The shares are not registered and throughout the six months ended October 31, 2009, the Company issued 240,000 penalty warrants at an average exercise price of $1.15 per share with a five-year term valued and expensed at $84,079.

In October 2009 we issued 497,500 warrants were issued to new inventors as an incentive to invest in the Miller Energy Income 2009-A, LP partnership. These warrants have a term of five years, an exercise price of $1.00 per share and were capitalized at $13,420.

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

There were no dilutive effects of the common stock equivalents for the outstanding vested stock options and warrants for the three and six months ended October 31, 2008 and October 31, 2009 since the exercise price of such warrants and options exceeded the market price of the Company's common stock at October 31, 2008, or there were losses in 2009, which would render the common stock equivalent Of 1,187,500 in October 31, 2009 to be antidilutive.

(7) ACQUISITIONS

On June 8, 2009, we closed on the acquisition of certain assets of privately owned Ky-Tenn Oil, Inc., ("KTO") which includes approximately 35,325 leased acres located on the Chattanooga Shale and 153 natural gas and oil producing wells. The primary reason for this acquisition was that it provided the Company with a large lease position in the middle of Tennessee's prolific Chattanooga Shale play for future drilling development. Another key to this acquisition is the fact that in addition to the 153 wells that we will be operating on the KTO leases, there are over 100 additional wells that can be reworked and put back into production. In addition, expected synergies are anticipated from combining operations and personnel. For these assets we issued 1,000,000 shares of our common stock, which was valued at $320,000 on the date of acquisition. The acquired assets included 35,325 leased acres with 153 producing oil and gas wells and $194,400 in restricted bond certificates for well reclamation with a related liability. In addition a complaint has been filed in United States District Court for the Eastern District of Tennessee, Northern Division by Gunsight Holdings, LLC, a Florida limited liability company pertaining to Ky-Tenn and the Company. The lease which is the subject of the litigation was included in the assets purchased by us from Ky-Tenn. The Plaintiff is alleging that the Company and Ky-Tenn have failed or refused to pay royalties due to the Plaintiff's predecessors and have breached the implied duty of further exploration by failing to drill required wells, failing to reasonably develop or explore the property, failing to maintain an active interest in further development of the property and otherwise failing to act as a prudent operator of the property thereby causing damages to the Plaintiff exceeding $75,000. The Plaintiff is seeking a declaratory judgment of its allegations, removal of the Company and Ky-Tenn from the property, a full accounting of activities related to the property and all monies received from those activities, damages and costs of action. We have filed an answer denying the various claims and asserting affirmative defenses including that there has been continuous production from the subject lease. While we intend to vigorously defend this action, we are unable at this time to predict the outcome of the action or whether the company will have any liability to the Plaintiff. See Note 10. No cash or receivables were acquired from KTO. A third-party analysis was performed to determine the fair value of the assets acquired. The report was prepared utilizing methods and procedures regularly used by petroleum engineers to estimate oil and gas reserves for properties of this type and character. The recovery of oil and gas reserves and projection of producing rates are dependent upon many variable factors including prudent operation, compression of gas when needed, market demand, installation of lifting equipment and remedial work when required. The reserves included in this report have been based upon the assumption that the wells will be operated in a prudent manner under the same conditions existing on the effective date. The value as determined by this report was $252,455. The value of the restricted bond certificates had an offsetting retirement liability, therefore, under the FASB guidance, the difference between the value of the oil and gas properties less the value of the common stock resulted in a loss of $67,545 was recorded in the Condensed Consolidated Statements of Operations as a net to Gain on Acquisitions. During the quarter ended October 31, 2009 the same third-party analyst completed the determination of the value of all undeveloped reserves, and our Condensed Consolidated Balance Sheet at October 31, 2009 includes an additional gain of $1,057,564 and an additional $987,142 in oil and gas properties.

On June 18, 2009 the Company acquired 100% of the stock of East Tennessee Consultants, Inc., a Tennessee corporation ("ETC") and 100% of the membership interests in East Tennessee Consultants II, LLC, a Tennessee limited liability company ("LLC") from the owners of these entities. The acquisition included 221 producing oil and gas wells and consisted of approximately 4,442 acres. ETC was formed in 1983 to provide oil and gas well operating services and it represented various working interest owners and the LLC was formed in 1996. The primary reason for this acquisition is that it is anticipated that these subsidiaries will operate the wells they own as well as the recently purchased wells from KY-Tenn Oil, Inc, which will provide the Company economies of scale. It is also anticipated that the old wells from these acquisitions will be reworked and that new wells will be drilled from the extensive acreage now owned by the Company. The Chattanooga Shale, an emerging gas play in the Appalachian region, is present in a majority of the wells acquired, is a prime candidate for exploitation by the Company. Completion and reworking of existing oil zones should add to reserves at a relatively inexpensive price. The Company issued 1,000,000 shares for all of ETC and LLC membership interest. Our common shares were valued at $250,000 on the date of acquisition. Expected synergies are anticipated from combining operations and personnel, especially when considering the acquisition of previously mentioned KTO. The acquisition included the following balance sheet items.

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
                          ==========                                  ==========

We valued this acquisition under the FASB guidance and, accordingly, a gain of $828,745 was recorded as of the acquisition date. For the six months ended October 31, 2009 the consolidation of this entity increased the Company revenues by $361,139 and increased costs of revenues by $151,860. The impacts of consolidation on all other line items within our Condensed Consolidated Statements of Operations were not significant. Our Condensed Consolidated Balance Sheet at October 31, 2009 reflects consolidation of this entity by $1,319,140 in oil and gas properties.

(8) STOCK OPTIONS

We record share-based payments at fair value and record compensation expense for all share-based awards granted, modified, repurchased or cancelled after the effective date, in accord with FASB guidance for "Share-Based Payments". We record compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date over the remaining service period. We adopted Statement this FASB guidance using a modified prospective application.

We estimated the fair value of options granted during the years ended October 31, 2009 and 2008 on the date of grant, using the Black-Scholes pricing model with the following assumptions:

                                                            2009          2008
                                                          --------      --------
Weighted average of expected risk-free interest
 rates (Approximate 3 year Treasury Bill rate) .....       1.50%         2.37%
Expected years from vest date to exercise date .....        2.5           2.5
Expected stock volatility ..........................      371-394%      432-527%
Expected dividend yield ............................         0%            0%

The Company recorded $0 and $17,800 of compensation expense, net of related tax effects, relative to stock options for the six months ended October 31, 2009 and 2008, respectively in accordance with SFAS 123R. Net loss per share basic and diluted for this expense is $0.00 and $0.00.

The Company has adopted the FASB guidance, "Share Based Payments". This guidance requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying this FASB guidance approximated $0 in additional compensation expense during the six months ended October 31, 2009 and $1,117,800 in 2008. Such amount is included in general and administrative expenses on the statement of operations.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price. During the six months ended October 31, 2009 and 2008, the aggregate intrinsic value of stock options and warrants exercised was $0 and $0, respectively, determined as of the date of exercise.

A summary of the stock options and warrants as of October 31, 2009 and 2008 and changes during the periods is presented below:

                           Six months ended               Six months ended
                           October 31, 2009               October 31, 2008
                     ----------------------------   ----------------------------
                      Number of       Weighted       Number of      Weighted
                     Options and       Average      Options and      Average
                       Warrants    Exercise Price     Warrants    Exercise Price
                     -----------   --------------   -----------   --------------
Balance at April 30    4,090,000   $         0.88     7,535,000   $         0.20
Granted ...........      737,500             1.05     1,615,000             0.84
Exercised .........            -                -             -                -
Expired ...........       50,000             0.81             -                -
Cancelled .........            -                -     5,000,000             0.22
                     -----------   --------------   -----------   --------------
Balance at
October 31 ........    4,777,500             0.90     4,150,000             0.84

Options exercisable
at October 31 .....    4,590,000   $         0.93     3,790,625   $         0.42
                     ===========   ==============   ===========   ==============

The following table summarizes information concerning stock options and warrants outstanding and exercisable at October 31, 2009:

                                                        Options and Warrants
          Options and Warrants Outstanding                   Exercisable
----------------------------------------------------   ----------------------
                                Weighted
                                Average     Weighted                 Weighted
  Range of                     Remaining     Average                 Average
  Exercise        Number      Contractual   Exercise     Number      Exercise
   Price        Outstanding      Life        Price     Exercisable    Price
-------------   -----------   -----------   --------   -----------   --------
$0.33 to 0.44       375,000       6.5       $   0.37       187,500   $   0.40
         0.50     1,000,000       0.5           0.50     1,000,000       0.50
 0.86 to 1.15     3,402,500       2.9           1.08     3,402,500       1.08
                -----------                 --------   -----------   --------
                  4,777,500       2.7           0.90     4,590,000       0.93
                ===========                 ========   ===========   ========

All options and warrants were issued at no less than the fair market of common stock on the date of grant.

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

On October 8, 2009 the Company filed an action styled Miller Petroleum, Inc. v. Maynard, Civil Action No. 9992 in the Chancery Court for Scott County, Tennessee, seeking a declaratory judgment that because there has been continuing commercial production of oil, an oil and gas lease owned by the Company is still in full force and effect. Defendant Brad Maynard filed an Answer and Counterclaim, seeking in the Counterclaim a declaration that the oil and gas lease has expired. Although no compensatory monetary damages have been sought against the Company the Counterclaim does seek attorney fees, expenses and costs. There has been no discovery to date and a trial date has not been assigned.

(11) SUBSEQUENT EVENTS

On December 11, 2009, the Company acquired former Alaskan assets of Pacific Energy Resources ("Pacific Energy") valued at more than $300 million through a Delaware Chapter 11 Bankruptcy proceeding. The Company paid a total of $2.25 million to acquire and obtain the Alaskan oil and gas assets which include onshore and offshore production facilities, $119 million in proven energy reserves, $185 million in probable energy reserves and $23 million in possible energy reserves, providing total reserves of $327 million. The purchased assets includes the West McArthur River oil field, the West Foreland natural gas field, and the Redoubt unit with the Osprey offshore platform, all located along the west side of the Cook Inlet. Also included in the asset purchase are 602,000 acres of oil and gas leases as well as completed 3D seismic geology and other production facilities. At closing Miller paid Pacific Energy a purchase price of $2.25 million and provided $2.22 million for bonds, contract cure payments and other federal and State of Alaska requirements to operate the facilities. The Company will operate the facilities through its recently acquired wholly-owned subsidiary, Cook Inlet Energy LLC ("Cook"), which has been approved by the State of Alaska as the long-term operator for the Alaskan oil and gas wells. In October 2009, the Company entered into an agreement to acquire the majority of Pacific Energy's Alaskan assets. In November of 2009, the Court approved the sale and the acquisition closed on December 11, 2009.

On December 10, 2009, the Company acquired 100% of the membership interests in Cook Inlet Energy, LLC, an Alaska limited liability company from the owners of this entity. As consideration for these companies we issued the sellers, who were unrelated third parties, stock warrants to purchase three million five hundred thousand (3,500,000) shares of our common stock. The Warrants are to be issued in three tranches with vesting features ranging from immediate to four years and with exercise prices ranging from $0.01 to $2.00. In addition, within 90 days of closing, the Company is to deliver $250,000 in cash to satisfy certain expenses as well as reimbursement for reasonable out of pocket expenses. Under the terms of the stock purchase agreement, the sellers agreed not to engage in oil and gas operations for a period of three years following the closing date. We also agreed that each of the sellers, Mr. David M. Hall, Walter J. Wilcox II and Troy Stafford, would continue their employment with the acquired company for at least three years from the closing date of the transaction at their specifically defined compensation and benefit levels. In addition, Mr. Hall was appointed as a member of the Company's Board of Directors and as Chief Executive Officer of Cook Inlet Energy, LLC., Mr. Hall will receive an annual salary of $195,000.

In addition, in a related transaction, the Company issued a $3,000,000 6% Convertible Secured Promissory Note program ("Note"). As of the filing date, the Company had raised $2,825,000 through this program to provide to the Alaskan asset transaction. $500,000 of this came from related parties; Director and Chief Executive Officer Scott Boruff and Director Deloy Miller. Interest on the Notes is paid quarterly and the principal is due December 4, 2016. The Note contains a convertible feature which the Note holder has the right, but not the obligation, at the Holder's option, at any time prior to payment in full of the principal balance of the Note, to convert the unpaid principal amount of the Note, in whole or in part, into fully paid and nonassessable shares of Miller's Common Stock at the conversion price of $0.55 per share, which was a 10% discount to the market on December 4, 2009.

On December 10, 2009, the Company appointed Ford F. Graham as Vice-Chairman of the Board of Directors of Miller and as President of the Company. Mr. Graham is to receive a signing bonus of $200,000, an annual initial salary of $200,000 and initial stock warrants to purchase 1,000,000 shares of Company stock which exercise prices ranging from $0.01 to $2.00.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

We are a high-growth oil and natural gas exploration, production and drilling company operating in multiple exploration and production projects in North America. Our focus is in Cook Inlet, Alaska and in the heart of Tennessee's prolific and hydrocarbon-rich Appalachian Basin. We are a Tennessee registered company that has been in existence for over 40 years and been publicly traded for 12 years. We have partial ownership in 194 producing oil wells and 263 producing gas wells. In addition to our engineering and geological capabilities, we have work-over rigs, dozers, roustabout crews and equipment to set pumping units, tanks and lay flow lines, winch trucks and trailers for traveling support, backhoes, ditchers, fusion machines and welders for pipeline and compression installation, as well as other equipment necessary to take a drilling program from the development stage to completion.

During the first six months of fiscal year 2009 we completed two transactions which we believe had both a positive impact on our balance sheet and will assist us in our continued growth. These transactions included:

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

As consideration for these assets we issued KTO 1,000,000 shares of our common stock valued at $320,000 and we granted the seller piggy-back registration rights covering these shares. Pursuant to this FASB guidance, we originally valued these assets at $252,455 and recorded a loss on the transaction of $67,545. However, as previously stated, we completed the determination of the value of all undeveloped reserves for this acreage during the quarter ended October 31, 2009 and accordingly we recorded an additional gain of $1,057,564 on this transaction.

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

LEASES

During the first two quarters of fiscal 2010 these two acquisitions resulted in additional leases for an additional 40,017 acres for aggregate consideration of approximately $603,285, bringing the total oil and gas leases held by us to approximately 54,506 acres. The terms of these new leases have a net revenue interest ranging from 0.1% to 100.0% and run from three to five years. We are presently reviewing these leases, as well as our other existing leases, to determine the capital requirements and timing for drilling additional wells. To expand our operations by drilling on these leases will require additional capital. As a part of our fiscal 2009 sale to Atlas Energy, we retained a 5% royalty interest on a 1,930 acre tract that we expect to be the subject of Atlas Energy drilling. When wells are developed on this acreage, we stand to share in any profit they create. Additionally, we retained the right to participate in up to ten wells with a 25% working interest without promote.

OUR CURRENT FOCUS

With the closing of these three acquisitions, our management is now able to focus the majority of its efforts on growing our company. In addition to capital raising we are also continuing to focus our short-term efforts on five distinct areas, including:

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

Our ability, however, to implement one or more of these goals is dependent both upon the availability of additional capital. To fully expand our operations as set forth above, we will need up to $50 million to fund the balance of our expansion plans. To provide the expansion capital, we are seeking to leverage our existing assets as well as seek to raise additional capital through the sale of equity and/or debt securities. To facilitate these capital raising efforts, during fiscal 2009 we retained a broker-dealer and member of FINRA to assist us and are raising capital in a private offering. Our management has devoted significant time to these efforts during 2009 and in the first two quarters of 2010, we have had limited success in raising some of these funds. Our ability to fully implement our expanded business model, however, is dependent on our ability to raise the additional capital on a timely basis so as to take advantage of the opportunities we presently have available to us. We face a number of obstacles, however, in raising the additional capital, including the relative size of our company, the low trading price of our stock and the lack of liquidity in the capital markets in general and small-cap companies in particular. If we are not able to raise the capital as required, we will be unable to fully implement our expanded business model and will need to delay future expansion as well as further purchases of leases.

RESULTS OF OPERATIONS

         REVENUES
         --------

The following table shows the components of our revenues for the three and six months ended October 31, 2009 and 2008, together with their percentages of total revenue in 2009 and percentage change on a period-over-period basis.

                                           For the Three Months Ended
                                ------------------------------------------------
                                October 31,    % of       October 31,
                                   2009       Revenue        2008       % Change
                                -----------   -------     -----------   --------
REVENUES

Oil and gas revenue             $ 212,225        64%      $ 196,147          8%
Service and drilling revenue      121,179        36%        288,429       (58)%
                                ---------                 ---------

Total Revenue ..............    $ 333,404       100%      $ 484,576       (31)%


                                           For the Six Months Ended
                                ------------------------------------------------
                                October 31,    % of       October 31,
                                   2009       Revenue        2008       % Change
                                -----------   -------     -----------   --------
REVENUES

Oil and gas revenue             $ 616,617        72%      $ 410,900         50%
Service and drilling revenue      244,407        28%        288,941       (15)%
                                ---------                 ---------

Total Revenue ..............    $ 861,024       100%      $ 699,841         23%


Oil and gas revenue represents revenues generated from the sale of oil and natural gas produced from the wells in which we have a partial ownership interest. Oil and gas revenue is recognized as income as production is extracted and sold. We reported an 8% increase in oil and gas revenues for the three months ended October 31, 2009 over the three months ended October 31, 2008, and a 50% increase in oil and gas revenues for the six months ended October 31, 2009 over the six months ended October 31, 2008. The three month periods were only grew slightly even though we had more wells during the quarter ended October 31, 2009, but this was offset by the lower oil and gas prices experienced during the current quarter. The six month increase in oil and gas revenue was due to the Company having more wells producing oil and gas in 2009, notwithstanding the end of period decrease in both oil and gas prices. At October 31, 2009 oil was priced at $66.37 per barrel versus $72.75 at October 31, 2008 and at October 31, 2009 natural gas was $3.35 per Mcf as compared to $7.16 per Mcf at October 31, 2008. However, we had 194 producing oil wells and 263 producing gas wells on October 31, 2009 compared to 20 producing oil wells and 30 producing gas wells on October 31, 2008. For the three months ended October 31, 2009 we produced 3,482 barrels of oil and 23,527 Mcf of natural gas as compared to 1,277 barrels of oil and 10,416 Mcf of natural gas during the three months ended October 31, 2008. For the six months ended October 31, 2009 we produced 5,931 barrels of oil and 42,658 Mcf of natural gas as compared to 2,384 barrels of oil and 20,758 Mcf of natural gas during the three months ended October 31, 2008.

Service and drilling revenue represents revenues generated from drilling, maintenance and repair of third party wells. Service and drilling income is recognized at the time it is both earned and we have a contractual right to receive the revenue. Our service and drilling revenue decreased 58% for the three months ended October 31, 2009 as compared to the three months ended October 31, 2008 and decreased 15% for the six months ended October 31, 2009 as compared to the six months ended October 31, 2008. During the six months ended October 31, 2009 we had no drilling rig income, compared to $208,325 for the three months ended October 31, 2008 and $208,325 for the six months ended October 31, 2008 however subsequent to the quarter we are actively engaged in a ten well drilling program for Atlas Energy Resources, LLC.

         DIRECT EXPENSES
         ---------------

The following tables show the components of our direct expenses for the three and six months ended October 31, 2009 and 2008. Percentages listed in the table reflect margins for each component of direct expenses and percentages of total revenue for each component of other expenses.

                                            For the Three Months Ended
                                ------------------------------------------------
                                October 31,               October 31,
                                   2009       Margin         2008        Margin
                                -----------   ------      -----------   --------
DIRECT EXPENSES

Oil and gas ................    $   4,333        98%      $  28,988          85%
Service and drilling .......      214,153      (77)%        395,847        (37)%
Depletion expense ..........      177,183       n/a          32,205         n/a
                                ---------                 ---------

Total direct expenses ......    $ 395,669      (19)%      $ 457,040           6%


                                         For the Six Months Ended
                                ------------------------------------------------
                                October 31,               October 31,
                                   2009       Margin         2008        Margin
                                ---------     ------      ---------     --------
DIRECT EXPENSES

Oil and gas ................    $  28,377        95%      $  58,399          86%
Service and drilling .......      458,653      (88)%        502,346        (74)%
Depletion expense ..........      294,617       n/a          68,457         n/a
                                ---------                 ---------

Total direct expenses ......    $ 781,647         9%      $ 629,202          10%

We follow the successful efforts method of accounting for our oil and gas activities. Accordingly, costs associated with the acquisition, drilling and equipping of successful exploratory wells are capitalized. During the six months ended October 31, 2009 we capitalized approximately $21,511 of costs associated with the acquisition, drilling and equipping of these wells as compared to $310,000 during the six months ended October 31, 2008. However, geological and geophysical costs, delay and surface rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred and are included in the cost of service and drilling revenue. Finally, costs of drilling development wells are capitalized. Upon the sale or retirement of oil and gas properties, the cost thereof and the accumulated depreciation or depletion are removed from the accounts and any gain or loss is credited or charged to operations.

The cost of service and drilling revenue represents direct labor costs of employees associated with these services, as well as costs associated with equipment, parts and repairs. During the three and six months ended October 31, 2009 and 2008, we spent significant time and expense maintaining and repairing our drilling equipment. This is the primary reason this category reflects the negative margins.

Depletion of capitalized costs of proved oil and gas properties is provided on a pooled basis using the units-of-production method based upon proved reserves. Acquisition costs of proved properties are amortized by using total estimated units of proved reserves as the denominator. All other costs are amortized using total estimated units of proved developed reserves. During the three and six months ended October 31, 2009 depletion expense was $177,183 or 53% of total revenue and $294,617 or 34% of total revenue, respectively, as compared to 7% and 10%, respectively, for the three and six months ended October 31, 2008. As a result of these components, total direct expenses reflected a negative margin of 19% for the three months ended October 31, 2009, and a positive margin of 9% for the six months ended October 31, 2009. This represented a decreased margin of 25% experienced for the three months ended October 31, 2008 but a decrease of only 1% for the six months ended October 31, 2008.

         Other EXPENSES (REVENUES)
         -------------------------

The following tables show the components of our other expenses (revenues) for the three and six months ended October 31, 2009 and 2008. Percentages listed in the table reflect percentages of total revenue for each component of other expenses.

                                                      For the Three Months Ended
                                           --------------------------------------------------
                                           October 31,      % of      October 31,      % of
                                               2009       Revenue        2008        Revenue
                                           -----------    -------    ------------    --------
OTHER EXPENSES (REVENUES)

Selling, general and administrative ....   $ 1,028,840       309%    $    713,596        147%
Depreciation and amortization ..........       100,240        30%          65,072         13%
Interest expense, net of interest income        (1,240)       <1%          (1,532)        <1%
Loan fees and costs ....................        62,742        19%          46,382         10%
Gain on sale of equipment ..............             -        n/a          (8,550)        n/a
Gain on sale of oil and gas properties .             -        n/a               -         n/a
Gain on acquisitions ...................    (1,057,564)    (317)%               -         n/a
                                           -----------               ------------

Total other expenses (revenues) ........   $   133,018        40%    $    814,968        168%

                                                      For the Six Months Ended
                                           --------------------------------------------------
                                           October 31,      % of      October 31,      % of
                                               2009       Revenue        2008        Revenue
                                           -----------    -------    ------------    --------
OTHER EXPENSES (REVENUES)

Selling, general and administrative ....   $ 1,681,232       195%    $  1,280,918        183%
Depreciation and amortization ..........       211,967        25%         136,389         19%
Interest expense, net of interest income         3,658        <1%          20,014          3%
Loan fees and costs ....................       115,378        13%          74,248         11%
Gain on sale of equipment ..............         9,755         1%          (8,550)        n/a
Gain on sale of oil and gas properties .             -        n/a     (11,715,570)   (1,674)%
Gain on acquisitions ...................    (1,818,764)    (211)%               -         n/a
                                           -----------               ------------

Total other expenses (revenues) ........   $   203,226        24%    $(10,212,551)   (1,459)%

         OTHER EXPENSES (REVENUES)

Selling, general and administrative expense includes salaries, general overhead expenses, insurance costs, professional fees and consulting fees. The increase for the three and six months ended October 31, 2009 as compared to the three and six months ended October 31, 2008 primarily reflects the write-off of prepaid offering costs of $344,795 in the second fiscal quarter associated with the Miller Rig & Equipment, LLC company. The offering associated with this company ended on December 1, 2009 and no funds were raised. As a percentage of total revenue, selling, general and administrative expense increased to 309% due to this one-time write-off for the three months ended October 31, 2009 as compared to 147% for the three months ended October 31, 2008. As a percentage of total revenue, selling, general and administrative expense increased to 195% for the six months ended October 31, 2009 as compared to 183% for the six months ended October 31, 2008 due to this same one-time write-off.

Depreciation and amortization expenses reflect the usage of our fixed assets over time. The increase in depreciation and amortization for the three and six months ended October 31, 2009 as compared to the three and six months ended October 31, 2008 reflects an increase in the amount of depreciation due to the purchase of equipment as well as the recording of the equipment from the new acquisitions, as previously mentioned.

Loan fees and costs of $62,741 and $115,377 for the three and six months ended October 31, 2009, respectively, primarily represents non-cash expenses related to the fair value of warrants owed in connection with a prior financing transaction.

During the six months ended October 31, 2008 we recorded a gain of $11,715,570 on the sale of the oil and gas leases to Atlas Energy and the concurrent settlement of the Wind City litigation as described elsewhere herein. As part of the settlement we repurchased 2,900,000 shares of our common stock for $4,350,000 which is reflected on our balance sheet as shares subject to redemption. As a result of the one-time settlement transaction, we reported a net income of $9,709,430 for the six months ended October 31, 2008. We do not anticipate that we will enter into similar transactions in future periods.

As described earlier in this report, during the three and six months ended October 31, 2009 we recorded an original loss of $67,545 in the three months ended July 31, 2009, and subsequent gain of $1,057,564 in the three months ended October 31, 2009 in connection with our acquisition of assets from KTO and we recorded a gain of $828,745 during the three months ended July 31, 2009 in connection with our acquisitions of ETC and LLC. The net gain for the three months ended October 31, 2009 was $1,057,564 and $1,818,764 for the six months ended October 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet the enterprise's needs for cash. At October 31, 2009 we had a working capital deficit of $1,279,059 as compared to a working capital deficit of $370,811 at April 30, 2009. This increase in capital deficit is primary due to losses from operations.

Net cash used by operating activities for the six months ended October 31, 2009 period was $1,021,796. This primarily reflects the cash paid for the costs of revenues and selling, general and administrative expense in excess of revenues received for the period. Net cash used by operating activities for the six months ended October 31, 2008 primarily reflects cash used to reduce our accounts payables and accrued expenses as a result of the settlement of the Wind City litigation and an increase in our income taxes payable.

Net cash provided by investing activities for the six months ended October 31, 2009 of $28,427 reflects the net cash we received from the sale of equipment and oil and gas properties, partially offset by the purchase of additional equipment and oil and gas properties. Net cash provided by investing activities for the six months ended October 31, 2008 reflects the net cash we received from the Atlas Energy transaction offset by the funds used to satisfy certain notes payables and accounts payable, purchase additional drilling equipment and vehicles and funds used for the purchase of a lease and capitalized costs associated with the receipt of two producing gas wells from Wind City.

Net cash provided by financing activities of $1,041,641 for the six months ended October 31, 2009 primarily reflects cash received from the proceeds of borrowings of $300,000, the sale of stock for $336,875, cash acquired through acquisitions of $203,993 and the net reduction of prepaid offering costs of $213,623. Net cash used in financing activities for the six months ended October 31, 2008 reflects the repayment of notes payable and the repurchase of shares of our common stock as part of the Wind City settlement offset by proceeds from borrowings to finance the purchase of equipment.

Within the next 12 months, we have debt obligations that total $2,173,459. Of this, the most significant piece is a note payable to Commercial Bank, secured by cash and due December 22, 2009. As this note is secured by cash, this obligation, if still outstanding at that time, will either be renewed or paid off using the cash security. The Company believes it will have sufficient funds to honor its obligations on the remaining $323,459.

In order to implement our business strategy to expand our operations we will need to raise additional capital. During fiscal 2009 we also commenced a capital raising effort to raise funds to purchase drilling and work over rigs and other equipment. The additional equipment could also be used on the Atlas Energy agreement but would be available for proprietary drilling. This private offering, however, was closed on December 1, 2009 we did not sell any securities in this offering. We now seek alternative sources of financing for the purchase of the additional rigs and equipment and there are no assurances that this capital would be available to us.

In addition, our long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and gas business. A material drop in oil and gas prices has recently reduced our liquidity. At October 31, 2009 oil was priced at $77.04 per barrel versus $68.10 at October 31, 2008 and at October 31, 2009 natural gas was $5.05 per Mcf as compared to $6.78 per Mcf at October 31, 2008. Also, a reduction in production and reserves would reduce our operating results in future periods. We operate in an environment with numerous financial and operating risks, including, but not limited to, the inherent risks of the search for, development and production of oil and gas, the ability to buy properties and sell production at prices which provide an attractive return and the highly competitive nature of the industry. While we do not anticipate a worse case scenario, if we are not successful in securing new capital and the price of oil and gas does not rise significantly and if we were unable to secure more drilling and servicing contracts, we would need to consider reducing overhead in an attempt to achieve an operating profit, based on the revenue of our existing producing oil and gas wells.

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

None

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

                                        MILLER PETROLEUM, INC.

Date: December 21, 2009                 By: /s/ Scott M. Boruff
                                            -------------------
                                        Scott M. Boruff
                                        Chief Executive Officer,
                                        principal executive officer


Date: December 21, 2009                 By: /s/ Paul W. Boyd
                                            ----------------
                                        Paul W. Boyd
                                        Chief Financial Officer, principal
                                        financial and accounting officer