Form 10-Q
period 2010-01-31
MILLER PETROLEUM INC
filed 2010-03-22
CIK 785968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period of time that the registrant was required to submit and post such files) Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of Class        No. of Shares Outstanding at March 9, 2010
        --------------        ------------------------------------------
         Common Stock                         27,145,539

                             MILLER PETROLEUM, INC.
                                    FORM 10-Q
                                JANUARY 31, 2010

                                TABLE OF CONTENTS
                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
         Summary Financial Data at January 31, 2010 (Unaudited), October 31,
           2009 (Unaudited), July 31, 2009, (Unaudited) and April 30, 2009 . 3 Consolidated Balance Sheets at January 31, 2010 (Unaudited) and
           April 30, 2009 ..................................................   4
         Consolidated Statements of Operations for the Three and Nine months
           ended January 31, 2010 ..........................................   6
         Consolidated Statements of Cash Flows for the Nine months ended
           January 31, 2010 and 2009 (Unaudited) ...........................   7
         Notes to Consolidated Financial Statements (Unaudited) ............   8
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ...........................................  21
Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........  29
Item 4T. Controls and Procedures ...........................................  29

                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings .................................................  30
Item 1A. Risk Factors ......................................................  30
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......  30
Item 3.  Defaults Upon Senior Securities ...................................  31
Item 4.  Submission of Matters to a Vote of Security Holders ...............  31
Item 5.  Other Information .................................................  31
Item 6.  Exhibits ..........................................................  31

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

                           OTHER PERTINENT INFORMATION

         Unless specifically set forth to the contrary, when used in this report the terms the "Company," "we," "us," "ours," and similar terms refers to Miller Petroleum, Inc., a Tennessee corporation doing business as Miller Energy Resources and our subsidiaries, Miller Rig & Equipment, LLC, Miller Drilling TN, LLC and Miller Energy Services, LLC, East Tennessee Consultants, Inc., East Tennessee Consultants II, LLC, Miller Energy GP, LLC, Miller Energy Income 2009-A, LP and Cook Inlet Energy, LLC.

The information which appears on our web site at www.millerenergyresources.com is not part of this report.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                               MILLER PETROLEUM, INC.
                                           SUMMARY FINANCIAL INFORMATION
                                                    (UNAUDITED)
                                      For the Three       For the Three        For the Nine        For the Nine
                                       Months Ended        Months Ended        Months ended        Months ended
                                       January 31,         January 31,         January 31,         January 31,
                                           2010                2009                2010                2009
                                      -------------       -------------       -------------       -------------
Total Revenue ..................          1,162,107             612,838           2,023,131           1,312,679

Total Costs and Expenses .......          5,371,783           1,489,576           8,046,629           3,536,085
                                      -------------       -------------       -------------       -------------

LOSS FROM OPERATIONS ...........         (4,209,676)           (876,738)         (6,023,498)         (2,223,406)

NET INCOME (LOSS) ..............      $ 271,952,491       $    (556,097)      $ 271,868,681       $   9,153,333



                                       January 31,         October 31,           July 31,           April 30,
                                          2010                2009                2009                2009
                                       (Unaudited)         (Unaudited)         (Unaudited)
                                      -------------       -------------       -------------       -------------
Cash ...........................      $   2,508,186       $      94,838       $     100,018       $      46,566
Cash, restricted ...............            131,499           1,982,489           1,976,510           1,982,552
                                      -------------       -------------       -------------       -------------
Total Cash .....................          2,639,685           2,077,327           2,076,528           2,029,118

Oil and Gas Properties .........        371,725,938           4,047,713           3,235,278           1,787,911

Total Assets ...................        493,244,733          12,456,570          12,234,383           9,941,733

Total Current Liabilities ......          1,284,932           3,743,949           3,552,707           2,574,500

Total Long-term Liabilities ....        201,350,622             545,524             661,104              89,251

Total Stockholders' Equity .....        290,609,179           8,167,097           8,020,572           7,220,736

Total Producing Oil Wells ......                196                 194                 173                  20

Total Producing Gas Wells ......                249                 263                 253                  32
                                      -------------       -------------       -------------       -------------
Total Producing Wells ..........                445                 457                 426                  52

Gross Oil and Gas Lease Acreage             657,170              54,506              54,256              14,489

Net Oil and Gas Lease Acreage ..            610,728              54,506              54,256              14,489

Total Proved Oil Reserves MBOE .              9.578 (4)           0.129 (3)           0.129 (1)           0.053 (2)

Total Proved Gas Reserves MBOE .              1.149 (4)           0.335 (3)           0.335 (1)           0.311 (2)

Total Proved, Probable, Possible
  Oil Reserves MBOE ............             16.602 (4)           0.168 (3)           0.129 (1)           0.053 (2)

Total Proved Probable, Possible
  Gas Reserves MBOE ............              2.652 (4)           0.335 (3)           0.335 (1)           0.311 (2)


(1) Based on Reserve Reports dated April 30, 2009, June 8, 2009 and June 18,
    2009.

(2) Based on Reserve Report dated April 30, 2009.

(3) Based on Reserve Reports dated April 30, 2009, June 8, 2009, June 18, 2009 and October 31, 2009.

(4) Based on Reserve Reports dated April 30, 2009, June 8, 2009, June 18, 2009, October 31, 2009, and December 10, 2009

                             MILLER PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                    January 31,      April 30,
                                                       2010            2009
                                                    (Unaudited)
                                                   -------------    -----------

CURRENT ASSETS

Cash and cash equivalents ......................   $   2,508,186    $    46,566
Cash, restricted ...............................         131,499      1,982,552
Accounts receivable ............................         690,605        124,815
Accounts receivable - related parties ..........          30,699         19,882
Prepaid expenses ...............................          20,651              -
Inventory ......................................         232,071         87,120
                                                   -------------    -----------

Total Current Assets ...........................       3,613,711      2,260,935

Fixed Assets ...................................     115,924,957      5,751,017
Less: accumulated depreciation .................      (1,503,869)    (1,022,017)
                                                   -------------    -----------

Net Fixed Assets ...............................     114,421,088      4,729,000


OIL AND GAS PROPERTIES

(On the basis of successful efforts accounting)      371,725,938      1,787,911


Land ...........................................         526,500        406,500
Deferred interest ..............................               -          6,892
Prepaid offering cost ..........................         305,358        666,476
Cash - restricted, long-term ...................       2,071,488         84,019
Deferred financing costs, net ..................         580,648              -
                                                   -------------    -----------

Total Other Assets .............................       3,483,994      1,163,887
                                                   -------------    -----------

TOTAL ASSETS ...................................   $ 493,244,733    $ 9,941,733
                                                   =============    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             MILLER PETROLEUM, INC.
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    January 31,      April 30,
                                                       2010            2009
                                                     Unaudited
                                                   -------------    -----------

CURRENT LIABILITIES

Accounts payable - trade .......................   $   1,016,335    $   301,082
Accrued expenses ...............................         159,074        271,099
Unearned revenue ...............................         109,523        131,587
Current portion of notes payable ...............               -      1,870,732
                                                   -------------    -----------

Total Current Liabilities ......................       1,284,932      2,574,500
                                                   -------------    -----------

LONG-TERM LIABILITIES

Deferred income taxes payable ..................     195,509,846            778
Notes payable, net of debt discount ............       3,778,771         88,473
Asset retirement liability .....................       2,062,005         57,246

                                                   -------------    -----------

Total Long-term Liabilities ....................     201,350,622        146,497
                                                   -------------    -----------

    Total Liabilities ..........................     202,635,554      2,720,997


STOCKHOLDERS' EQUITY

Common stock, 500,000,000 shares authorized at
  $0.0001 par value, 26,743,136 and 15,974,356
  shares issued and  outstanding, respectively .           2,674          1,597
Additional paid-in capital .....................      20,074,011      8,555,324
Retained earnings (accumulated deficit) ........     270,532,494     (1,336,185)
                                                   -------------    -----------

Total Stockholders' Equity .....................     290,609,179      7,220,736
                                                   -------------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $ 493,244,733    $ 9,941,733
                                                   =============    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                           MILLER PETROLEUM, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)
                                           For the Three    For the Three     For the Nine     For the Nine
                                            Months Ended     Months Ended     Months ended     Months ended
                                            January 31,      January 31,      January 31,      January 31,
                                                2010             2009             2010            2009
                                           -------------    -------------    -------------    -------------
REVENUES
Oil and gas revenue ....................   $     438,525    $      62,093    $   1,055,142    $     472,993
Service and drilling revenue ...........         723,582          550,745          967,989          839,686
                                           -------------    -------------    -------------    -------------

Total Revenue ..........................       1,162,107          612,838        2,023,131        1,312,679
                                           -------------    -------------    -------------    -------------

COSTS AND EXPENSES

Cost of oil and gas revenue ............         201,341          145,569          229,718          203,968
Cost of service and drilling revenue ...       1,916,638          498,953        2,375,291        1,001,299
Selling, general and administrative ....       2,623,553          643,581        4,304,785        1,924,499
Depreciation, depletion and amortization         630,251          201,473        1,136,835          406,319
                                           -------------    -------------    -------------    -------------

Total Costs and Expenses ...............       5,371,783        1,489,576        8,046,629        3,536,085
                                           -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS ...................      (4,209,676)        (876,738)      (6,023,498)      (2,223,406)

OTHER INCOME (EXPENSE)
Interest income ........................           6,295           15,016           21,766           45,235
Interest expense .......................        (121,848)         (17,114)        (140,975)         (67,347)
Loan fees and costs ....................        (576,086)         (23,107)        (691,463)         (97,355)
Gain on sale of equipment ..............               -                -           (9,755)           8,550
Gain on sale of oil and gas properties .               -                -                -       11,715,570
Gain on acquisitions ...................     472,473,332                -      474,292,096                -
                                           -------------    -------------    -------------    -------------

Total Other Income (Expense) ...........     471,781,693          (25,205)     473,471,669       11,604,653
                                           -------------    -------------    -------------    -------------

NET INCOME (LOSS) BEFORE INCOME TAXES ..     467,572,017         (901,943)     467,448,171        9,381,247

INCOME TAX EXPENSE (BENEFIT) ...........     195,619,527         (345,846)     195,579,490          227,914
                                           -------------    -------------    -------------    -------------

NET INCOME (LOSS) ......................   $ 271,952,490    $    (556,097)   $ 271,868,681    $   9,153,333
                                           =============    =============    =============    =============

INCOME (LOSS) PER SHARE
  BASIC ................................   $       12.44    $       (0.04)   $       14.14    $        0.65
  DILUTED ..............................   $        9.51    $       (0.04)   $       10.47    $        0.65

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC ................................      21,856,076       15,616,856       19,227,773       14,045,298
  DILUTED ..............................      28,597,465       15,616,856       25,969,162       14,045,298

                            The accompanying notes are an integral part of these
                                     consolidated financial statements.

                                                      6

                                MILLER PETROLEUM, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)
                                                        For the Nine     For the Nine
                                                        Months Ended     Months Ended
                                                         January 31,      January 31,
                                                            2010             2009
                                                       -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income .........................................   $ 271,868,681    $   9,153,333

  Depreciation, depletion and amortization .........       1,136,835          406,319

  Adjustments to Reconcile Net Income to Net Cash
    Provided (Used) by Operating Activities:
  Loss (gain) on sale of equipment .................           9,755           (8,550)
  Gain on sale of oil and gas properties ...........               -      (11,715,570)
  Gain on acquisitions .............................    (474,292,096)               -
  Issuance of equity for services ..................       1,093,693          429,800
  Issuance of equity for financing costs ...........         235,588           97,089
  Write off of prepaid offering costs ..............         344,795                -

  Changes in Operating Assets and Liabilities:
    Accounts receivable ............................        (550,830)          91,449
    Inventory ......................................          67,277           13,191
    Prepaid expense ................................         (20,651)               -
    Accounts payable ...............................         715,254          (14,590)
    Accrued expenses ...............................         (54,032)         (85,816)
    Deferred revenue ...............................         (22,064)          63,065
    Income taxes payable ...........................     195,509,068          227,914
    Deferred interest ..............................           6,892                -
                                                       -------------    -------------

  Net Cash Used by Operating Activities ............      (3,951,835)      (1,342,366)
                                                       -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment and improvements ...........         (43,382)      (4,329,881)
  Purchase of land .................................               -         (110,000)
  Sale of oil and gas properties ...................          25,000       13,514,090
  Purchase of oil and gas properties ...............         (20,849)      (1,268,417)
  Proceeds from sale of equipment ..................          50,000           19,000
  Cash paid for Alaska acquisition .................      (4,541,251)               -
  Deferred interest ................................               -           (7,537)
                                                       -------------    -------------

  Net Cash Provided (Used) by Investing Activities .      (4,530,482)       7,817,255
                                                       -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable ........................      (1,959,205)        (732,786)
  Asset retirement liability .......................         184,681                -
  Deferred financing assets ........................        (619,360)               -
  Proceeds from borrowing ..........................       5,576,444        1,912,159
  Proceeds from sale of stock, net .................       5,689,000                -
  Cash acquired through acquisition ................         203,993                -
  Exercise of equity rights ........................           1,800                -
  Restricted cash ..................................       1,851,053            7,500
  Restricted cash non-current ......................            (792)               -
  Stock repurchase .................................               -       (4,350,000)
  Prepaid offering cost ............................          16,323         (584,115)
                                                       -------------    -------------

  Net Cash Provided (Used) by Financing Activities .      10,943,937       (3,747,242)
                                                       -------------    -------------

NET INCREASE IN CASH ...............................       2,461,620        2,727,647

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....          46,566           42,436
                                                       -------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...........   $   2,508,186    $   2,770,083
                                                       =============    =============

CASH PAID FOR INTEREST .............................   $     211,071    $      67,347

CASH PAID FOR TAXES ................................   $           0    $           0


SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ITEMS:

Portion of Alaska acquisition financed by equity....   $   2,071,655    $           -
Beneficial conversion right of debt issues..........   $     809,263    $           -
Fair value of equity rights issued with debt........   $   1,048,765    $           -
Common stock issued for prepaid offering costs......   $           -    $     115,000

Cash acquired through issuance of stock ............   $     203,993    $           -
Restricted cash acquired through issuance of stock..   $     196,682    $           -
Net assets acquired through issuance of stock ......   $   1,988,089    $           -

                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                                           7

                             MILLER PETROLEUM, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

These consolidated financial statements include the accounts of Miller Petroleum, Inc. (the "Company") and the accounts of its subsidiaries, Miller Drilling TN, LLC and Miller Energy Services, LLC for the comparative periods ended January 31, 2010 and 2009. Miller Petroleum, Inc.'s subsidiaries East Tennessee Consultants, Inc., East Tennessee Consultants II, LLC, Miller Energy GP, LLC, and Cook Inlet Energy, LLC were included in the consolidation for the period ended January 31, 2010 only, since these subsidiaries started up subsequent to the nine months ended January 31, 2009. All inter-company balances have been eliminated in consolidation.

The Company's principal business consists of oil and gas exploration, production and related property management in the Appalachian region of eastern Tennessee as well as Anchorage, Alaska. The Company's corporate offices are in Huntsville, Tennessee. The Company operates as one reportable business segment, based on the similarity of activities.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's April 30, 2009 Annual Report on Form 10-K. The results of operations for the period ended January 31, 2010 are not necessarily indicative of operating results for the full year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.

(2) ACCOUNTING POLICIES

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period amounts presented to conform to the current period presentations.

PRINCIPLES OF CONSOLIDATION AND NON-CONTROLLING INTEREST

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned at January 31, 2010 except for Miller Energy Income, 2009-A, LP("MEI"), which is controlled by the Company. All material intercompany transactions have been eliminated.

CASH AND CASH EQUIVALENTS

The Partnership classifies as cash and cash equivalents highly liquid investments with maturities of less than ninety days. As of January 31, 2010, the Company has cash which at time is in excess of $250,000, which exceeds the FDIC insurance limits and is therefore uninsured. Restricted cash relates to amounts held in escrow for payments on the Bonds, discussed hereafter.

USE OF ESTIMATES

The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities that exist at the date of the Company's consolidated financial statements, as well as the reported amounts of revenue and costs and expenses during the reporting periods. The Company's consolidated financial statements are based on a number of significant estimates, including the revenue and expense accruals, deferred tax assets and liabilities, depletion, depreciation and amortization, asset impairments, the probability of forecasted transactions and the allocation of purchase price to the fair value of assets acquired. Actual results could differ from those estimates.

The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months' financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month's financial results. Management believes that the operating results presented for the three and nine months ended January 31, 2010 represent actual results in all material respects.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset's estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value if such carrying amount exceeds the fair value.

The review of the Company's oil and gas properties is done by determining if the historical cost of proved properties less the applicable accumulated depletion, depreciation and amortization and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Company's plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Company estimates prices based upon current contracts in place, adjusted for basis differentials and market related information including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows) and the carrying value of the assets.

The determination of oil and natural gas reserve estimates is a subjective process, and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results

Oil and gas properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded if conditions indicate the Company will not explore the acreage prior to expiration of the applicable leases or if it is determined that the carrying value of the properties is above their fair value. There were no impairments of oil and gas properties or unproved properties recorded by the Company for the three and nine months ended January 31, 2010 and 2009.

INVENTORY

Inventory consists primarily of crude oil in tanks and is carried at the lower of cost or market on a "FIFO" basis.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective May 1, 2008, the Company adopted guidance issued by the Financial Accounting Standards Board ("FASB") on "Fair Value Measurements" for assets and liabilities measured at fair value on a recurring basis. This guidance establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The adoption of this guidance did not have an impact on the Company's financial position or operating results, but did expand certain disclosures.

The Financial Accounting Standards Board ("FASB") defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, the "FASB" requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

These inputs are prioritized below:

      Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

      Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

      Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity's own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of January 31, 2010.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of January 31, 2010, the fair value short-term financial instruments including cash, accounts receivable, accounts payable, accrued expenses, and loans, approximates book value due to their short-term duration.

No fair value valuation was made of the long term debt, as the other conditions of such debt make it impractical to value.

Cash and cash equivalents include money market securities and commercial paper and marketable securities representing certificates of deposits maturing in less than one year that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

In addition, the Financial Accounting Standards Board ("FASB") issued, "The Fair Value Option for Financial Assets and Financial Liabilities," effective for May 1, 2008. This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments, other than those subject to a recent acquisition.

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2009, we adopted the FASB guidance for Business Combinations, which replaces SFAS No. 141, Business Combinations ("SFAS 141R" FASB ASC 805-10), and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. Additionally, this Statement requires acquisition-related costs to be expensed in the period in which the costs were incurred and the services are received instead of including such costs as part of the acquisition price. This guidance makes various other amendments to authoritative literature intended to provide additional guidance or to conform the guidance in that literature to that provided in this Statement. Our acquisition of the Ky-Tenn Oil, Inc assets and the stock and membership interests of East Tennessee Consultants, Inc. and East Tennessee Consultants II, LLC were recorded in accordance with this guidance. See Note 7.

In April 2009, the FASB issued FASB ASC 805-20 (formerly FSP SFASNo. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies). FASB ASC 805-20 amends the guidance in FASB ASC 805 (formerly SFAS 141R) relating to the initial recognition and measurement, subsequent measurement and accounting and disclosures of assets and liabilities arising from contingencies in a business combination. FASB ASC 805 (formerly FSP SFAS 141R) is effective for fiscal years beginning after December 15, 2008. We adopted FASB ASC 805 (formerly FSP SFAS 141R) as of the beginning of fiscal 2009. We will apply the requirements of FASB ASC 805-20 (formerly FSP FAS 141R-1) prospectively to any future acquisitions.

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

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (SFAS 162). Effective for our financial statements issued for interim and annual periods commencing with the quarterly period ended October 31, 2009, the FASB Accounting Standards Codification (Codification or ASC) is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all then-existing, non-SEC accounting and reporting standards. In the FASB's view, the Codification does not change GAAP, and therefore the adoption of SFAS 168, now referred to as FASB ASC 105, Generally Accepted Accounting Principles, did not have an effect on our consolidated financial position, results of operations or cash flows. However, where we have referred to specific authoritative accounting literature, both the Codification and pre-Codification GAAP literature are disclosed. FASB ASC 820, Fair Value Measurements and Disclosures (formerly SFAS 157, Fair Value Instruments and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157) (Topic 820) defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurement. Topic 820 applies to other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The adoption of Topic 820 for financial assets and liabilities, as of January 1, 2008, did not have a material impact on our financial position or operations. Topic 820 delayed the effective date of Topic 820's fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Fair value measurements identified in Topic 820 are effective for our fiscal year beginning May 1, 2009 and did not have any impact on our consolidated financial position, results of operations or cash flows.

Consolidations - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities

In December 2009, the FASB issued guidance for Consolidations - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (Topic 810). The amendments in this update are a result of incorporating the provisions of SFAS No. 167, Amendments to FASB Interpretation No. 46(R). The provisions of such Statements are effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. Earlier adoption is not permitted. The presentation and disclosure requirements shall be applied prospectively for all periods after the effective date. Management believes this Statement will not have a material impact on the financial statements of the Company once adopted.

All other issued, but not yet effective accounting pronouncements, are determined to be inapplicable or insignificant by management and once adopted are not expected to have a material impact on the financial position of the Company.

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

On November 10, 2008, the Company finalized a drilling contract with Atlas Energy Resources, LLC, an affiliate of Atlas. This is a two year agreement that will utilize two of the Company's drilling rigs operating in the East Tennessee area of the Appalachian Basin. We acquired a 2007 COPCO Model RD III drilling rig and related equipment from Atlas to assist in drilling the wells. This rig has been mobilized to the site and has commenced drilling operations. The Company borrowed $1,850,125, secured by a certificate of deposit, to purchase this drilling rig. As of January 31, 2010, the debt was paid in full.

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

(4) PARTICIPANT RECEIVABLES AND RELATED PARTY RECEIVABLES

Participant and related party receivables consist of receivables contractually due from our various joint venture partners in connection with routine exploration, betterment and maintenance activities. Our collateral for these receivables generally consists of lien rights over the related oil producing properties at both April 30, 2009 and January 31, 2010. No reserve for Allowance for Doubtful Accounts has been recorded at January 31, 2010 as such accounts are deemed to be fully collectible.

(5) LONG-TERM DEBT

The Company had the following debt obligations at January 31, 2010 and April 30, 2009.

                                                      January 31,     April 30,
                                                          2010           2009
                                                      -----------    -----------

6% convertible secured promissory notes, secured by
 35,235 lease acreage, bearing interest at 6.00%,
 due December 4, 2016 .............................   $ 2,855,000    $         -

Secured promissory notes, secured by certain
 equipment, bearing interest at 12%, due
 November 1, 2013 and December 15, 2013 ...........     2,721,444              -

Note payable to Commercial Bank, secured by cash,
 bearing interest at 3.75%, due December 22, 2009 .             -      1,850,000

Note payable to Commercial Bank, secured by
 vehicle, dated March 31, 2009, bearing interest at
 7.50%, due in monthly payments of $1,376.22, with
 the final payment due March 31, 2013 .............             -         55,786

Note payable to GMAC Financing, secured by vehicle,
 dated June 27, 2008, bearing zero interest, due in
 monthly payments of $861.58, with the final
 payment due June 27, 2012 ........................             -         53,419
                                                      -----------    -----------
     Total Notes Payable ..........................     5,576,444      1,959,205

     Less current maturities on other notes payable             -      1,870,732

     Less debt discount ...........................    (1,797,673)             -
                                                      -----------    -----------
     Notes Payable - Long-term ....................   $ 3,778,771    $    88,473
                                                      ===========    ===========

In December 2009, the Company raised $2,855,000 as 6% convertible secured promissory notes. These convertible secured notes bear interest at 6% per annum and mature in December 2016. The convertible secured notes, including any accrued and unpaid interest are convertible into common stock at $.55 per share, at the option of the holder. The conversion price was below market at the time of this debt raise, as a result the fair value of beneficial conversion feature was computed to be $809,263. This beneficial conversion feature was recorded as a debt discount and is being amortized over the term of the debt. The amortization expense recorded for the quarter ended January 31, 2010 was $14,808.

On November 1, 2009 we borrowed $2,365,174 from Miller Energy Income 2009-A,LP ("MEI"), a limited partnership of which our wholly-owned subsidiary, Miller Energy GP, LLC, is the general partner. Under the four year Secured Promissory Note we issued MEI to evidence this loan, interest is payable at the rate of 12% per annum, with interest only payments due monthly. On December 15, 2009 we borrowed an additional $365,270 from MEI and issued it a second four year Secured Promissory Note which also pays interest at the rate of 12% per annum with interest only payments due monthly. In connection with these loans, we granted MEI a first priority security interest in oil and gas drilling equipment owned by us. Pursuant to the terms of an Escrow Agreement, a third-party escrow agent has been retained to hold the certificates of title for the collateral to which title is evidenced by a certificate. The remaining equipment is subject to a financing statement that has been filed with the Tennessee Secretary of State. We used the proceeds from these loans for general corporate purposes including reducing outstanding debt and to partially fund the Alaska transaction. The description of the terms and conditions of the Secured Promissory Notes, the Loan and Security Agreement and the Escrow Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of such documents which are filed as Exhibits 10.1-10.4 of this report.

(6) STOCKHOLDERS' EQUITY

During the nine months ended January 31, 2010, we issued the following securities: 10,768,780 shares, which included 350,000 shares issued to an investor for $0.34 per share and expensed at $119,000, 2,000,000 shares for acquisitions that occurred during the first quarter (see note 7), 39,100 shares issued to a vendor in lieu of cash and expensed at $25,799 and 1,329,250 shares and 1,328,250 warrants with a five year term and an exercise price of $1.00 issued to new investors as an incentive to invest in the Miller Energy Income 2009-A, LP partnership and capitalized at $1,048,765 as a debt discount. Miller Energy Income 2009-A, LP's general partner is Miller Energy GP, LLC, a 100% owned subsidiary of Miller Petroleum, Inc. In addition, we issued 350,000 shares to an individual lender for a short-term financing that was paid off during the current quarter and expensed at $245,000 and 6,015,000 shares were issued in a Regulation D stock program, at $1.00 per share. The costs associated with this equity raise were $326,000. Also, two warrant holders exercised warrants for 700,000 shares in a cashless exercise that netted them 505,430 shares and two other warrant holders exercised warrants for 180,000 shares for an exercise price of $1,800.

In May 2005 the Company entered into a $4.15 million credit agreement which had terms that specified that the Company would prepare and file a Registration Statement that would cover the resale of all of the Registerable Securities. The Company agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, or any similar successor statute, and applicable state securities laws. The Company is required to issue 40,000 penalty warrants each month the Company has not registered the aforementioned underlying securities. The shares are not registered and throughout the nine months ended January 31, 2010, the Company issued 360,000 penalty warrants at an average exercise price of $1.15 per share with a five-year term valued and expensed at $235,588.

In the nine months ended January 31, 2010, The Company issued warrants to purchase 1,000,000 shares to our new President, Ford Graham, which were expensed at $603,285, warrants to purchase 100,000 shares to our new Investor Relations Manager, which were expensed at $100,609, warrants to purchase 3,500,000 shares as part of our Alaska acquisition, which were expensed at $2,071,655 during the quarter (See Note 7). In addition, we entered into a 6% convertible secured promissory note program during the quarter, which raised $2,855,000. These notes have a conversion feature which allows them to convert to common shares at $0.55, which was a 10% discount to market. This discount resulted in a beneficial conversion feature which increased additional paid in capital by $809,263.

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the accounting guidance issued by the FASB. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

As of January 31, 2010 the exercise price of warrants and options below market value were 8,336,750, and therefore there are dilutive effects of the common stock equivalents for the outstanding vested stock options and warrants for the three and nine months ended January 31, 2010.

(7) ACQUISITIONS

KTO Acquisition

On June 8, 2009, we closed on the acquisition of certain assets of privately owned Ky-Tenn Oil, Inc., ("KTO") which includes approximately 35,325 leased acres located on the Chattanooga Shale and 153 natural gas and oil producing wells. For these assets we issued 1,000,000 shares of our common stock, which was valued at $320,000 on the date of acquisition. The acquired assets included the aforementioned 35,325 leased acres with 153 producing oil and gas wells as well as $194,400 in restricted bond certificates for well reclamation with a related liability. In addition a complaint has been filed in United States District Court for the Eastern District of Tennessee, Northern Division by Gunsight Holdings, LLC, a Florida limited liability company pertaining to KTO and the Company. The lease which is the subject of the litigation was included in the assets purchased by us from KTO. The Plaintiff is alleging that the Company and KTO have failed or refused to pay royalties due to the Plaintiff's predecessors and have breached the implied duty of further exploration by failing to drill required wells, failing to reasonably develop or explore the property, failing to maintain an active interest in further development of the property and otherwise failing to act as a prudent operator of the property thereby causing damages to the Plaintiff exceeding $75,000. The Plaintiff is seeking a declaratory judgment of its allegations, removal of the Company and KTO from the property, a full accounting of activities related to the property and all monies received from those activities, damages and costs of action. We have filed an answer denying the various claims and asserting affirmative defenses including that there has been continuous production from the subject lease. While we intend to vigorously defend this action, we are unable at this time to predict the outcome of the action or whether the company will have any liability to the Plaintiff. See Note 10. No cash or receivables were acquired from KTO. A third-party analysis was performed to determine the fair value of the assets acquired. The report was prepared utilizing methods and procedures regularly used by petroleum engineers to estimate oil and gas reserves for properties of this type and character. The value as determined by this evaluation was $252,455. The value of the restricted bond certificates had an offsetting retirement liability, therefore, under the guidance of SFAS 141(R)(FASB ASC 805-10) the difference between the value of the oil and gas properties less the value of the common stock resulted in a loss of $67,545 and was recorded in the Consolidated Statements of Operations as a net to Gain on Acquisitions. Pursuant to this FASB guidance, we originally valued these assets at $252,455 and recorded a loss on the transaction of $67,545. Subsequently, we completed the determination of the value of all undeveloped reserves for this acreage during the quarter ended October 31, 2009 and accordingly we recorded an additional gain of $1,057,564 on this transaction.

No additional supplemental pro-forma information with regards to results of operations have been provided as the KTO acquisition was a purchase of select assets only.

ETC Acquisition

On June 18, 2009 the Company acquired 100% of the stock of East Tennessee Consultants, Inc., a Tennessee corporation ("ETC") and 100% of the membership interests in East Tennessee Consultants II, LLC, a Tennessee limited liability company ("LLC") from the owners of these entities. The acquisition included 221 producing oil and gas wells and consisted of approximately 4,442 acres. The Company issued 1,000,000 shares for all of ETC and LLC membership interest. Our common shares were valued at $250,000 on the date of acquisition. The acquisition included the following balance sheet items:

Assets                                  Liabilities and equity
  Cash .................  $  203,993      Accounts payable .........  $  202,760
  Receivables ..........      24,904      Deferred tax .............     580,864
  Fixed assets, net ....     313,458      Value of shares issued ...     250,000
  Oil and gas properties   1,319,140      Bargain Purchase Gain ....     828,745
  Other assets .........         874
                          ----------                                  ----------
Total assets ...........  $1,862,369    Total liabilities and equity  $1,862,369
                          ==========                                  ==========

We valued this acquisition under the FASB guidance and, accordingly, a bargain purchase of $828,745 was recorded as of the acquisition date. For the nine months ended January 31, 2010 the consolidation of this entity increased the Company revenues by $590,455 and increased costs of revenues by $272,628. The impacts of consolidation on all other line items within our Consolidated Statements of Operations were not significant. Our Consolidated Balance Sheet at January 31, 2010 reflects consolidation of this entity by $1,319,140 in oil and gas properties.

Alaska Acquisition

On December 10, 2009, the Company acquired former Alaskan assets of Pacific Energy Resources ("Pacific Energy") valued at more than $479 million through a Delaware Chapter 11 Bankruptcy proceeding. The Company acquired the Alaskan oil and gas assets, which include onshore and offshore production facilities, $215 million in proven energy reserves, $122 million in probable energy reserves and $31 million in possible energy reserves, providing total reserves of $368 million. The purchased assets include the West McArthur River oil field, the West Foreland natural gas field, and the Redoubt unit with the Osprey offshore platform, all located along the west side of the Cook Inlet. Also included in the asset purchase are 602,000 acres of oil and gas leases as well as completed 3D seismic geology and other production facilities. At closing Miller paid Pacific Energy a purchase price of $2.25 million and provided $2.22 million for bonds, contract cure payments and other federal and State of Alaska requirements to operate the facilities. The Company will operate the facilities through its recently acquired wholly-owned subsidiary, Cook Inlet Energy LLC ("Cook"), which has been approved by the State of Alaska as the long-term operator for the Alaskan oil and gas wells. In October 2009, the Company entered into an agreement to acquire the majority of Pacific Energy's Alaskan assets. In November of 2009, the Court approved the sale and the acquisition closed on December 10, 2009.

On December 10, 2009, the Company acquired 100% of the membership interests in Cook Inlet Energy, LLC, an Alaska limited liability company from the owners of this entity. As consideration for this company we issued the sellers, who were unrelated third parties, stock warrants to purchase three million five hundred thousand (3,500,000) shares of our common stock. The Warrants were issued in three tranches with vesting features ranging from immediate to four years and with exercise prices ranging from $0.01 to $2.00, the fair value of the warrants issued were determined to be $2,071,655 and were expensed as a cost of the transaction. In addition, the Company was obligated to deliver $250,000 in cash by March 10, 2010 to satisfy certain expenses as well as reimbursement for reasonable out of pocket expenses. As of the date of this filing, this obligation is still outstanding. Under the terms of the stock purchase agreement, the sellers agreed not to engage in oil and gas operations for a period of three years following the closing date. We also agreed that each of the sellers, Messrs. David M. Hall, Walter J. Wilcox II and Troy Stafford, would continue their employment with the acquired company for at least three years from the closing date of the transaction at their specifically defined compensation and benefit levels. In addition, Mr. Hall was appointed as a member of the Company's Board of Directors and as Chief Executive Officer of Cook Inlet Energy, LLC., Mr. Hall will receive an annual salary of $195,000.

The acquisition included the following balance sheet items:

Assets                                 Liabilities and equity
 Inventory............. $    212,228    Asset Retirement Liability. $  1,789,995
 Fixed Assets..........  110,000,000    Accounts Payable ..........    3,251,252
 Oil and gas properties  368,035,281    Deferred Income Tax Payable  195,509,846
 Restricted Cash Long                   Fair value of equity issued    2,071,655
  term ................    1,789,995    Bargain Purchase Gain .....  277,414,756
                        ------------                                ------------
Total Assets .......... $480,037,504   Total Liabilities & Equity . $480,037,504

In addition, in a related transaction, the Company issued a $3,000,000 6% Convertible Secured Promissory Note program ("Note"). The Company had raised $2,855,000 through this program to provide to the Alaskan asset transaction. $500,000 of this came from related parties; Director and Chief Executive Officer Scott Boruff and Director Deloy Miller. Interest on the Notes is paid quarterly and the principal is due December 4, 2016. The Note contains a convertible feature which the Note holder has the right, but not the obligation, at the Holder's option, at any time prior to payment in full of the principal balance of the Note, to convert the unpaid principal amount of the Note, in whole or in part, into fully paid and nonassessable shares of Miller's Common Stock at the conversion price of $0.55 per share.

A second program issued by the Company during the quarter ended January 31, 2010 was a securities purchase program whereas the company sold 6,015,000 shares of stock to accredited investors for $1.00 per share. This was a discount of 16.67% from market value on the date of determination. The Company received $6,015,000 in cash, which was used for general corporate purposes, including reducing debt and partially financing the Alaska asset acquisition.

As a result of Miller Petroleum, Inc acquiring a portion of the assets and liabilities Alaskan oil and gas assets from Pacific Energy Alaska Operating LLC and Pacific Energy Alaska Holdings, LLC through a Chapter 11 U.S. bankruptcy proceeding via a newly formed entity Cook, and these oil and gas producing assets were not operational for several months prior to the acquisition due to the bankruptcy nor were accounting records maintained by Pacific Energy Alaska Operating LLC and Pacific Energy Alaska Holdings, LLC on an adequate basis to carve out historical operational results on these specified assets as they were part of a larger enterprise, the resulting assets and liabilities were deemed not to have been a separate business for purposes of preparing pro forma financials with historical results for the past year and / or related stub period. A pro forma balance sheet has been presented only to reflect the acquisition.

(8) STOCK OPTIONS AND WARRANTS

We record share-based payments at fair value and record compensation expense for all share-based awards granted, modified, repurchased or cancelled after the effective date, in accord with FASB guidance for "Share-Based Payments." We record compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date over the remaining service period.

We estimated the fair value of options and warrants granted during the nine months ended January 31, 2010 and 2009 on the date of grant, using the Black-Scholes pricing model with the following assumptions:

                                                            2010          2009
                                                          --------      --------
Weighted average of expected risk-free interest
 rates (Approximate 3 year Treasury Bill rate) .....       1.43%         2.02%
Expected years from vest date to exercise date .....        2.2           2.5
Expected stock volatility ..........................      314-403%      293-527%
Expected dividend yield ............................         0%            0%

The Company recorded $697,683 and $17,800 of compensation expense, net of related tax effects, relative to stock options and warrants for the nine months ended January 31, 2010 and 2009, respectively in accordance with the FASB guidance. Net loss per share basic for this expense is $0.04 and $0.00 and net loss per share diluted for this expense is $0.03 and $0.00.

The Company has adopted the FASB guidance, "Share Based Payments" FASB ASC 718-10. This guidance requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying this FASB guidance approximated $697,683 in additional compensation expense during the nine months ended January 31, 2010 and $265,800 in 2009. Such amount is included in general and administrative expenses on the statement of operations.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price. During the nine months ended January 31, 2010 and 2009, the aggregate intrinsic value of stock options and warrants outstanding was $9,058,525 and $0, respectively.

A summary of the stock options and warrants as of January 31, 2010 and 2009 and changes during the periods is presented below:

                           Nine months ended              Nine months ended
                           January 31, 2010               January 31, 2009
                     ----------------------------   ----------------------------
                      Number of       Weighted       Number of       Weighted
                     Options and       Average      Options and       Average
                       Warrants    Exercise Price     Warrants    Exercise Price
                     -----------   --------------   -----------   --------------
Balance at April 30    4,090,000   $         0.88     7,535,000   $         0.40
Granted ...........    6,671,750             1.00     1,735,000             0.89
Exercised .........      685,430             0.00             -                -
Expired ...........       75,000             0.82             -                -
Cancelled .........      194,570             0.94     5,100,000             0.23
                     -----------   --------------   -----------   --------------
Balance at
 January 31 .......    9,806,750             0.98     4,170,000             0.83

Options exercisable
at January 31 .....    7,119,250   $         0.85     3,880,000   $         0.86
                     ===========   ==============   ===========   ==============

The following table summarizes information concerning stock options and warrants outstanding and exercisable at January 31, 2010:

                                                           Options and Warrants
          Options and Warrants Outstanding                      Exercisable
----------------------------------------------------      ----------------------
                                Weighted
                                Average     Weighted                    Weighted
  Range of                     Remaining     Average                    Average
  Exercise        Number      Contractual   Exercise        Number      Exercise
   Price        Outstanding      Life        Price        Exercisable    Price
-------------   -----------   -----------   --------      -----------   --------
$        0.01     1,270,000       4.2       $   0.01        1,270,000   $   0.01
 0.33 to 0.69     1,375,000       2.5           0.49        1,187,500       0.51
 1.00 to 1.15     5,529,250       3.6           1.05        4,029,250       1.07
 1.35 to 2.00     1,632,500       4.3           1.90          632,500       1.75
                -----------                 --------      -----------   --------
                  9,806,750       3.6       $   0.98        7,119,250   $   0.85
                ===========                 ========      ===========   ========

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

In August 2008 we engaged a broker-dealer and member of NASDA to assist us in raising capital by means of a private placement of securities. As initial compensation for their services, we paid the firm a $25,000 retainer, issued the firm's assigns 250,000 shares of our common stock, valued at $115,000 and agreed to pay a monthly consulting fee of $5,000. Upon the successful completion of the private offering we will be obligated to pay the firm certain cash compensation and issue them up to an additional 150,000 shares of our common stock in amounts to be determined based upon the gross proceeds received by us from the financing.

On December 10, 2009, the Company appointed Ford F. Graham as Vice-Chairman of the Board of Directors of Miller and as President of the Company. Mr. Graham received a signing bonus of $200,000, an annual initial salary of $200,000 and for work provided to the Company, an affiliate of Mr. Graham's received stock warrants to purchase 1,000,000 shares of Company stock, which has exercise prices ranging from $0.01 to $2.00. Mr. Graham is currently being compensated under an oral agreement, however, the Company intends to enter into a written employment agreement in the immediate future under the same terms and conditions.

On December 10, 2009, the Company appointed David M. Hall as Director of the Company and Chief Executive Officer of the Company's Alaska subsidiary, Cook Inlet Energy, LLC. Mr. Hall is compensated at an annual initial salary of $195,000 and has a three year employment agreement. In addition, the Company employed Walter J. Wilcox II and Troy Stafford, with three-year employment agreements to assist Mr. Hall. These gentlemen are currently being compensated under an oral agreement, however, the Company intends to enter into written employment agreements in the immediate future under the same terms and conditions.

On November 1, 2009 we borrowed $2,365,174 from Miller Energy Income 2009-A,LP ("MEI"), a limited partnership of which our wholly-owned subsidiary, Miller Energy GP, LLC, is the general partner. Under the four year Secured Promissory Note we issued MEI to evidence this loan, interest is payable at the rate of 12% per annum, with interest only payments due monthly. On December 15, 2009 we borrowed an additional $365,270 from MEI and issued it a second four year Secured Promissory Note which also pays interest at the rate of 12% per annum with interest only payments due monthly. In connection with these loans, we granted MEI a first priority security interest in oil and gas drilling equipment owned by us. Pursuant to the terms of an Escrow Agreement, a third-party escrow agent has been retained to hold the certificates of title for the collateral to which title is evidenced by a certificate. The remaining equipment is subject to a financing statement that has been filed with the Tennessee Secretary of State. We used the proceeds from these loans for general corporate purposes including reducing outstanding debt and to partially fund the Alaska transaction. The description of the terms and conditions of the Secured Promissory Notes, the Loan and Security Agreement and the Escrow Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of such documents which are filed as Exhibits 10.1-10.4 of this report.

(10) LITIGATION

CNX Gas Company, LLC (CNX) commenced litigation in the Chancery Court of Campbell County, State of Tennessee on June 11, 2008 (CNX Gas Company, LLC vs. Miller Petroleum Inc., Civil Action No. 08-071) to enjoin the Company from assigning or conveying certain leases described in the Letter of Intent signed by CNX and the Company on May 30, 2008 (the "Letter of Intent"); to compel the

Company to specifically perform the assignments as described in the Letter of Intent; and for damages. A Notice of Lien Lis Pendens was issued June 11, 2008. The Company moved for entry of summary judgment dismissing the claims asserted against it by CNX and on January 30, 2009 the court found that the claims of CNX had no merit. The court granted the Company's motion and dismissed all claims asserted by CNX in that action. CNX has appealed the ruling. The Company believes it will prevail in this case.

On May 20, 2009 Gunsight Holdings, LLC, a Florida limited liability company, filed a complaint in the United States District Court for the Eastern District of Tennessee, Northern Division, against the Company styled Gunsight Holdings, LLC, Plaintiff, v Miller Petroleum, Inc. and Ky-Tenn Oil, Inc., Defendants, Case No. 3-09-CV-221. The litigation surrounds certain rights related to approximately 6,800 acres in Scott County, Tennessee which KTO purportedly acquired under a lease assignment from an unrelated party in August 2004. In September 2008, KTO assigned the Company 75% of its interest in the subject lease and the working interest in all the wells on the leased land, retaining a 25% interest in the wells consisting of landowner's royalty and overriding royalty. On June 8, 2009 the Company acquired certain assets from KTO including KTO's undivided interest in approximately 170 oil and gas wells in Morgan, Scott and Fentress counties in Tennessee, together with all property, fixtures and improvements, leasehold interest and contract rights related to these wells and undivided interest in approximately 35,325 acres of oil and gas leases in Scott and Morgan counties, Tennessee. The lease which is the subject of the litigation was included in the assets purchased by the Company from KTO in June 2009. The Plaintiff is alleging that the Company and KTO have failed or refused to pay royalties due to the Plaintiff's predecessors and have breached the implied duty of further exploration by failing to drill required wells, failing to reasonably develop or explore the property, failing to maintain an active interest in further development of the property and otherwise failing to act as a prudent operator of the property thereby causing damages to the Plaintiff exceeding $75,000. The Plaintiff is seeking a declaratory judgment of its allegations, removal of the Company and KTO from the property, a full accounting of activities related to the property and all monies received from those activities, damages and costs of action. We have filed an answer denying the various claims and asserting affirmative defenses including that there has been continuous production from the subject lease. While we intend to vigorously defend this action, we are unable at this time to predict the outcome of the action or whether the company will have any liability to the Plaintiff. In addition, in the Company's agreement with KTO dated June 8, 2009, KTO states that they shall defend, indemnify and save and hold harmless the Company against all losses or claims with respect to transferred assets that accrue or relate to times prior to the closing date or any debts, claims, liabilities or obligations of KTO not expressly assumed by the Company that accrue at any time.

On October 8, 2009 the Company filed an action styled Miller Petroleum, Inc. v. Maynard, Civil Action No. 9992 in the Chancery Court for Scott County, Tennessee, seeking a declaratory judgment that there has been continuing commercial production of oil, and oil and gas lease owned by the Company is still in full force and effect. Defendant Brad Maynard filed an Answer and Counterclaim, seeking in the Counterclaim a declaration that the oil and gas lease has expired. Although no compensatory monetary damages have been sought against the Company the Counterclaim does seek attorney fees, expenses and costs. There has been no discovery to date and a trial date has not been assigned.

(11) SUBSEQUENT EVENTS

One of the Alaska oil wells acquired in December 2009, the West McArthur River Unit-5 (WMRU-5) well, which was not producing was reworked. In March 2010, the reworked oil well tested at a flowing rate of 578 barrels of oil equivalent per day.

The company has evaluated subsequent events through March 19, 2010 and has determined that there were no subsequent events to recognize or disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

We are an exploration and production company that utilizes seismic data, and other technologies for geophysical exploration and development of oil and gas wells. We have partial ownership in 194 producing oil wells and 263 producing gas wells. In addition to our engineering and geological capabilities, we have 2 production facilities, an offshore platform, work-over rigs, dozers, roustabout crews and equipment to set pumping units, tanks and lay flow lines, winch trucks and trailers for traveling support, backhoes, ditchers, fusion machines and welders for pipeline and compression installation, as well as other equipment necessary to take a drilling program from the development stage to completion. We also sell rigs, oilfield trailers, compressors and other miscellaneous oil and gas production equipment.

During the first nine months of fiscal year 2010, we completed three transactions which we believe had both a positive impact on our balance sheet and will assist us in our continued growth. These transactions included:

ACQUISITION OF KY-TENN OIL, INC. ASSETS

On June 8, 2009 we acquired certain assets from Ky-Tenn Oil, Inc., a Kentucky corporation ("KTO"), an unrelated third party, including KTO's:

   o undivided interest in approximately 170 oil and gas wells in Morgan, Scott and Fentress counties in Tennessee, together with all property, fixtures and improvements, leasehold interest and contract rights related to these wells;

   o undivided interest in approximately 35,325 acres of oil and gas leases in Scott and Morgan counties, Tennessee;

   o interest in an operating agreement with the Tennessee State Energy Development Partnership;

   o  interest in a gas gathering pipeline system; and

   o other rights related to these assets, including royalty and working interests, licenses, permits, and similar incidental rights.

As consideration for these assets we issued KTO 1,000,000 shares of our common stock valued at $320,000 and we granted the seller piggy-back registration rights covering these shares. Pursuant to this FASB guidance, we originally valued these assets at $252,455 and recorded a loss on the transaction of $67,545. Subsequently, we completed the determination of the value of all undeveloped reserves for this acreage during the quarter ended October 31, 2009 and accordingly we recorded an additional gain of $1,057,564 on this transaction.

ACQUISITION OF EAST TENNESSEE CONSULTANTS

On June 18, 2009 we acquired 100% of the stock of East Tennessee Consultants, Inc., a Tennessee corporation ("ETC") and 100% of the membership interests in East Tennessee Consultants II, LLC, a Tennessee limited liability company ("LLC") from the owners of these entities. Pursuant to SFAS 141(R)(FASB ASC 805-10), we have valued these companies at $1,862,369 and have recorded a gain on the transaction of $828,745. As consideration for these companies we issued the sellers, who were unrelated third parties, 1,000,000 shares of our common stock valued at $250,000. We granted the sellers registration rights covering these shares.

Under the terms of the stock purchase agreement, the sellers agreed not to engage in oil and gas operations for a period of three years following the closing date. We also agreed that each of the sellers, Messrs. Eugene D. Lockyear, Douglas G. Melton and Jerry G. Southwood, would continue their employment with the acquired companies for at least three years from the closing date of the transaction at their same compensation and benefit levels to which they were entitled in May 2009. In addition, Mr. Lockyear was appointed Vice President of Operations of our company. We also agreed that if any or all of the sellers incur any income tax liability as a result of the receipt of the above shares as consideration for the stock purchase, we agreed to pay a bonus to such seller equal to the amount of his tax liability within 30 days from the request of the Seller. As of the date of this filing, no request or payment has been made.

ACQUISITION OF COOK INLET ENERGY LLC IN ALASKA

On December 10, 2009, the Company acquired former Alaskan assets of Pacific Energy Resources ("Pacific Energy") valued at more than $479 million through a Delaware Chapter 11 Bankruptcy proceeding. The Company acquired the Alaskan oil and gas assets which include onshore and offshore production facilities, $215 million in proven energy reserves, $122 million in probable energy reserves and $31 million in possible energy reserves, providing total reserves of $368 million. The purchased assets includes the West McArthur River oil field, the West Foreland natural gas field, and the Redoubt unit with the Osprey offshore platform, all located along the west side of the Cook Inlet. Also included in the asset purchase are 602,000 acres of oil and gas leases as well as completed 3D seismic geology and other production facilities. At closing Miller paid Pacific Energy a purchase price of $2.25 million and provided $2.22 million for bonds, contract cure payments and other federal and State of Alaska requirements to operate the facilities. The Company is operating the facilities through its recently acquired wholly-owned subsidiary, Cook Inlet Energy LLC ("Cook"), which has been approved by the State of Alaska as the long-term operator for the Alaskan oil and gas wells. In October 2009, the Company entered into an agreement to acquire the majority of Pacific Energy's Alaskan assets. In November of 2009, the Court approved the sale and the acquisition closed on December 10, 2009.

On December 10, 2009, the Company acquired 100% of the membership interests in Cook, an Alaska limited liability company from the owners of this entity. As consideration for these companies we issued the sellers, who were unrelated third parties, stock warrants to purchase 3,500,000 shares of our common stock. The Warrants are to be issued in three tranches with vesting features ranging from immediate to four years and with exercise prices ranging from $0.01 to $2.00. In addition, the Company was required to deliver $250,000 in cash to satisfy certain expenses as well as reimbursement for reasonable out of pocket expenses; such payment has not yet been made. Under the terms of the stock purchase agreement, the sellers agreed not to engage in non-company related oil and gas operations for a period of three years following the closing date. We also agreed that each of the sellers, Messrs. David M. Hall, Walter J. Wilcox II and Troy Stafford, would continue their employment with the acquired company for at least three years from the closing date of the transaction at their specifically defined compensation and benefit levels. In addition, Mr. Hall was appointed as a member of the Company's Board of Directors and as Chief Executive Officer of Cook, Mr. Hall will receive an annual salary of $195,000.

FINANCING TRANSACTIONS

In order to finance the expansion of our operations into Alaska and to provide capital to us for our other operations, during the third quarter of 2010 we entered into the following financing transactions:

We issued $2,855,000 principal amount 6% Convertible Secured Promissory Notes (the "Notes")to provide funds for the Alaskan asset transaction. Included in the sales of these Notes was an aggregate of $500,000 purchased by Messrs. Scott Boruff, and Deloy Miller, a member of our Board. Interest on the Notes is paid quarterly and the principal is due December 4, 2016. The Note contains a convertible feature which the Note holder has the right, but not the obligation, at the holder's option, at any time prior to payment in full of the principal balance of the Note, to convert the unpaid principal amount of the Note, in whole or in part, into fully paid and nonassessable shares of Miller's Common Stock at the conversion price of $0.55 per share.

We also sold 6,015,000 shares of our Common Stock in private transactions to accredited investors for $1.00 per share. This was a discount of 16.67% from market value on the date of determination. The Company received $5,667,000 in net cash proceeds from this offering, after payment of offering costs, commissions and finder's fees, which was used for general corporate purposes, including reducing debt and partially financing the Alaska asset acquisition.

On November 1, 2009 we borrowed $2,365,174 from Miller Energy Income 2009-A,LP ("MEI"), a limited partnership of which our wholly-owned subsidiary, Miller Energy GP, LLC, is the general partner. Under the four year Secured Promissory Note we issued MEI to evidence this loan, interest is payable at the rate of 12% per annum, with interest only payments due monthly. On December 15, 2009 we borrowed an additional $365,270 from MEI and issued it a second four year Secured Promissory Note which also pays interest at the rate of 12% per annum with interest only payments due monthly. In connection with these loans, we granted MEI a first priority security interest in oil and gas drilling equipment owned by us. Pursuant to the terms of an Escrow Agreement, a third-party escrow agent has been retained to hold the certificates of title for the collateral to which title is evidenced by a certificate. The remaining equipment is subject to a financing statement that has been filed with the Tennessee Secretary of State. We used the proceeds from these loans for general corporate purposes including reducing outstanding debt and to partially fund the Alaska transaction. The description of the terms and conditions of the Secured Promissory Notes, the Loan and Security Agreement and the Escrow Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of such documents which are filed as Exhibits 10.1-10.4 of this report.

LEASES

During the first three quarters of fiscal 2009 our three acquisitions resulted in additional gross leases of 642,681 acres and additional net leases of 596,239 acres bringing the total oil and gas leases held by us to gross leases of 657,170 acres and net leases of 610,728 acres. The terms of these new leases have a net revenue interest ranging from 0.1% to 100.0% and run from three to five years. We are presently reviewing these leases, as well as our other existing leases, to determine the capital requirements and timing for drilling additional wells. To expand our operations by drilling on these leases we will require additional capital. As a part of our fiscal 2008 sale to Atlas Energy, we retained a 5% royalty interest on a 1,930 acre tract that we expect to be the subject of Atlas Energy drilling. When wells are developed on this acreage, we stand to share in any profit they create. Additionally, we retained the right to participate in up to ten wells with a 25% working interest without promote.

OUR CURRENT FOCUS

With the closing of these three acquisitions, our management is now able to focus the majority of its efforts on growing our company. In addition to raising capital we are also continuing to focus our short-term efforts on four distinct areas, including:

   o Increase our overall oil and gas production through maintenance and repairs of nonperforming or underperforming wells from our new Alaska acquisition,

   o Organically growing production through drilling for our own benefit on existing leases, leveraging our 100,000 plus well log database and over 600,000 lease acreage, with a view towards retaining the majority of working interest in the new wells,

   o Expanding our contract drilling and service capabilities and revenues, including our drilling contract with Atlas Energy and the purchase of a horizontal drilling rig, and

   o Expand our leasing capabilities by implementing strategies unique to the gas and oil industry to secured leases and enter into new partnerships to increase monetary capabilities.

Our ability, however, to implement one or more of these goals is dependent upon the availability of additional capital. To fully expand our operations as set forth above, we will need up to $50 million to fund the balance of our expansion plans. A few of the wells acquired in Alaska, for example, require capital for repairs and/or maintenance to fully achieve their production potential. We estimate the costs for these repairs and/or maintenance during the next 12 months to be approximately $5 million. To provide the expansion capital, we are seeking to leverage our existing assets as well as raise additional capital through the sale of equity and/or debt securities. To facilitate these capital raising efforts, during fiscal 2009, we retained a broker-dealer and member of NASD to assist us and are raising capital in a private offering. Our management has devoted significant time to these efforts during 2009 and through the first three quarters of our fiscal year ending 2010. We have had moderate success in raising some of these funds.

Our ability to fully implement our expanded business model, however, is dependent on our ability to raise the additional capital on a timely basis so as to take advantage of the opportunities we presently have available to us. We face a number of obstacles, however, in raising the additional capital, including the relative size of our company, the low trading price of our stock and the lack of liquidity in the capital markets in general and small-cap companies in particular. If we are not able to raise the capital as required, we will be unable to fully implement our expanded business model, and we will be unable to fully utilize the wells in Alaska which require maintenance and/or repairs and will need to delay future expansion as well as further purchases of leases.

RESULTS OF OPERATIONS

         REVENUES
         --------

The following table shows the components of our revenues for the three and nine months ended January 31, 2010 and 2009, together with their percentages of total revenue in 2010 and percentage change on a period-over-period basis.

                                            For the Three Months Ended
                                 -----------------------------------------------
                                 January 31,    % of      January 31,
                                    2010       Revenue       2009       % Change
                                 -----------   -------    -----------   --------
REVENUES

Oil and gas revenue ........     $   438,525       38%    $    62,093       606%
Service and drilling revenue         723,582       62%        550,745        31%
                                 -----------              -----------
Total Revenue ..............     $ 1,162,107      100%    $   612,838        90%


                                             For the Nine Months Ended
                                 -----------------------------------------------
                                 January 31,    % of      January 31,
                                    2010       Revenue       2009       % Change
                                 -----------   -------    -----------   --------
REVENUES

Oil and gas revenue ........     $ 1,055,142       52%    $   472,993       123%
Service and drilling revenue         967,989       48%        839,686        15%
                                 -----------              -----------
Total Revenue ..............     $ 2,023,131      100%    $ 1,312,679        54%

Oil and gas revenue represents revenues generated from the sale of oil and natural gas produced from the wells in which we have a partial ownership interest. Oil and gas revenue is recognized as income as production is extracted and sold. We reported a 606% increase in oil and gas revenues for the three months ended January 31, 2010 over the three months ended January 31, 2009, and a 123% increase in oil and gas revenues for the nine months ended January 31, 2010 over the nine months ended January 31, 2009. The three and nine month period increases were due to the addition of the Alaskan oil well production during the period ended January 31, 2010 which accounted for revenues of approximately $473,858 for three and nine months then ended.

At January 31, 2010 oil was priced at $72.85 per barrel versus $41.73 at January 31, 2009 and at January 31, 2010 natural gas was $5.13 per Mcf as compared to $4.42 per Mcf at January 31, 2009. In addition, we had 196 producing oil wells and 249 producing gas wells on January 31, 2010 compared to 20 producing oil wells and 30 producing gas wells on January 31, 2009. For the three months ended January 31, 2010 we produced 7,104 barrels of oil and 43,540 Mcf of natural gas as compared to 1,448 barrels of oil and 13,248 Mcf of natural gas during the three months ended January 31, 2009. For the nine months ended January 31, 2010 we produced 13,045 barrels of oil and 81,044 Mcf of natural gas as compared to 3,563 barrels of oil and 32,165 Mcf of natural gas during the nine months ended January 31, 2009.

Service and drilling revenue represents revenues generated from drilling, maintenance and repair of third party wells. Service and drilling income is recognized at the time it is both earned and we have a contractual right to receive the revenue. Our service and drilling revenue increased 62% for the three months ended January 31, 2010 as compared to the three months ended January 31, 2009 and increased 15% for the nine months ended January 31, 2010 as compared to the nine months ended January 31, 2009. During the three months ended January 31, 2010 we drilled 10 wells for a customer, which compares to six wells for the three months ended January 31, 2009.

         DIRECT EXPENSES
         ---------------

The following tables show the components of our direct expenses for the three and nine months ended January 31, 2010 and 2009. Percentages listed in the table reflect margins for each component of direct expenses and percentages of total revenue for each component of other expenses.

                                           For the Three Months Ended
                                 ----------------------------------------------
                                 January 31,              January 31,
                                    2010        Margin       2009        Margin
                                 -----------    ------    -----------    ------
DIRECT EXPENSES

Oil and gas ................     $   201,340      54 %    $   145,569    (134)%
Service and drilling .......       1,916,639    (165)%        498,953       9 %
Depletion expense ..........         357,221       n/a         32,205       n/a
                                 -----------              -----------
Total direct expenses ......     $ 2,475,200    (113)%    $   676,727     (10)%


                                           For the Nine Months Ended
                                 ----------------------------------------------
                                 January 31,              January 31,
                                    2010        Margin       2009        Margin
                                 -----------    ------    -----------    ------
DIRECT EXPENSES

Oil and gas ................     $   229,718      78 %    $   203,968      57 %
Service and drilling .......       2,375,292    (145)%      1,001,299     (19)%
Depletion expense ..........         651,837       n/a         68,457       n/a
                                 -----------              -----------
Total direct expenses ......     $ 3,256,847     (61)%    $ 1,273,724       3 %

We follow the successful efforts method of accounting for our oil and gas activities. Accordingly, costs associated with the acquisition, drilling and equipping of successful exploratory wells are capitalized. During the nine months ended January 31, 2010 we capitalized approximately $21,511 of costs associated with the acquisition, drilling and equipping of these wells as compared to $1,268,000 during the nine months ended January 31, 2009. During the nine months ended January 31, 2009 we acquired leases for 5,007 acres for approximately $666,000 and spent $270,644 on drilling and equipping three existing wells. However, geological and geophysical costs, delay and surface rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred and are included in the cost of service and drilling revenue. Finally, costs of drilling development wells are capitalized. Upon the sale or retirement of oil and gas properties, the cost thereof and the accumulated depreciation or depletion are removed from the accounts and any gain or loss is credited or charged to operations.

The cost of service and drilling revenue represents direct labor costs of employees associated with these services, as well as costs associated with equipment, parts and repairs. During the three and nine months ended January 31, 2010, we spent over $1.5 million dollars maintaining and readying our Alaska well operations.

Depletion of capitalized costs of proved oil and gas properties is provided on a pooled basis using the units-of-production method based upon proved reserves. Acquisition costs of proved properties are amortized by using total estimated units of proved reserves as the denominator. All other costs are amortized using total estimated units of proved developed reserves. During the three and nine months ended January 31, 2010 depletion expense was $357,221 or 31% of total revenue and $651,837 or 32% of total revenue, respectively, as compared to 5% for both the three and nine months ended January 31, 2009. The primary reason for the increase in depletion expense for the nine months ended January 31, 2010 was the addition of wells as a result of the acquisitions. As a result of these components, total direct expenses reflected a negative margin of 104% for the three months ended January 31, 2010, and a negative margin of 56% for the nine months ended January 31, 2009. This represented a decreased margin of 10% experienced for the three months ended January 31, 2009 but an increase of 3% for the nine months ended January 31, 2009.

         OTHER EXPENSES (REVENUES)
         -------------------------

The following tables show the components of our other expenses (revenues) for the three and nine months ended January 31, 2010 and 2009. Percentages listed in the table reflect percentages of total revenue for each component of other expenses.

                                                        For the Three Months Ended
                                           ------------------------------------------------
                                            January 31,     % of      January 31,    % of
                                               2010        Revenue       2009       Revenue
                                           -------------   -------   ------------   -------
OTHER EXPENSES (REVENUES)

Selling, general and administrative ....   $   2,623,553      226%   $    643,581      105%
Depreciation and amortization ..........         273,030       23%        169,268       28%
Interest expense, net of interest income         115,553       10%          2,098       <1%
Loan fees and costs ....................         576,086       50%         23,107        4%
Gain on sale of equipment ..............               -        0%              -       n/a
Gain on sale of oil and gas properties .               -       n/a              -       n/a
Gain on acquisitions ...................    (472,473,332)  >1,000%              -       n/a
                                           -------------             ------------
Total other expenses (revenues) ........   $(468,885,110)  >1,000%   $    838,054      137%

                                                         For the Nine Months Ended
                                           ------------------------------------------------
                                            January 31,     % of      January 31,     % of
                                               2010        Revenue       2009       Revenue
                                           -------------   -------   ------------   -------
OTHER EXPENSES (REVENUES)

Selling, general and administrative ....   $   4,304,785      213%   $  1,280,918       98%
Depreciation and amortization ..........         484,997       24%        136,389       10%
Interest expense, net of interest income         119,211        6%         22,112        2%
Loan fees and costs ....................         691,463       34%         74,248        6%
Gain on sale of equipment ..............           9,755       <1%         (8,550)      n/a
Gain on sale of oil and gas properties .               -       n/a    (11,715,570)   (892)%
Gain on acquisitions ...................    (474,292,096)  >1,000%              -       n/a
                                           -------------             ------------
Total other expenses (revenues) ........   $(468,681,885)  >1,000 %  $(10,210,453)   (778)%

         OTHER EXPENSES (REVENUES)

Selling, general and administrative expense includes salaries, general overhead expenses, insurance costs, professional fees and consulting fees. The increase for the three and nine months ended January 31, 2010 as compared to the three and nine months ended January 31, 2009 primarily reflects the addition of our new Alaska acquisition reflecting an additional $502,318 in costs for the three and nine months ended January 31, 2010. In addition, $697,683 was booked as compensation expense during the quarter, which reflected the cost of warrants issued to two new employees. In addition, during the nine months ended January

31, 2010, we wrote off $344,795 of prepaid offering costs associated with the Miller Rig & Equipment, LLC. The offering associated with this company ended on December 1, 2009 and no funds were raised. Depreciation and amortization expenses reflect the usage of our fixed assets over time. The increase in depreciation and amortization for the three and nine months ended January 31, 2010 as compared to the three and nine months ended January 31, 2009 reflects an increase in the amount of depreciation due to the Alaskan assets purchase. These non-cash expenses will continue at this higher level as the Alaska assets are being depreciated over a range of 30 to 40 years.

Loan fees and costs of $576,086 and $691,463 for the three and nine months ended January 31, 2010, respectively, primarily represents non-cash expenses related to the fair value of warrants issued to new investors as an incentive to invest in the Miller Energy Income 2009-A, LP partnership as well as expenses related to the fair value of warrants owed in connection with a prior financing transaction.

During the three months ended January 31, 2010, we recorded a gain on acquisitions of $472,473,332. This was due from the Alaskan acquisition as previously discussed. During the nine months ended January 31, 2009 we recorded a gain of $11,715,570 on the sale of the oil and gas leases to Atlas Energy and the concurrent settlement of the Wind City litigation as described elsewhere herein. As part of the settlement we repurchased 2,900,000 shares of our common stock for $4,350,000 which is reflected on our balance sheet as shares subject to redemption. As a result of the one-time settlement transaction, we reported a net income of $9,153,333 for the nine months ended January 31, 2009. We do not anticipate that we will enter into similar transactions in future periods.

As described earlier in this report, during the three and nine months ended January 31, 2010 we recorded net income of $271,952,491 and $271,868,681, respectively, primarily as a result of the gain on our Alaskan acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet the enterprise's needs for cash. At January 31, 2010 we had a working capital surplus of $766,770 as compared to a working capital deficit of $370,811 at April 30, 2009. This increase in capital surplus is primary due to increased cash provided from financing activities, while partially offset by cash used by operating activities.

Net cash used by operating activities for the nine months ended January 31, 2010 period was $3,951,835. This primarily reflects the cash paid for the costs of revenues and selling, general and administrative expense in excess of revenues received for the period, which included the gain from the Alaska transaction, but partially offset by the issuance of equity for services and financing costs of $1,329,281. Net cash used by operating activities for the nine months ended January 31, 2009 primarily reflects cash used to reduce our accounts payables and accrued expenses as a result of the settlement of the Wind City litigation and an increase in our income taxes payable.

Net cash provided by investing activities for the nine months ended January 31, 2010 of $4,530,482 is primarily due to the cash we paid for the Alaska assets and the professional fee costs associated with this transaction of $4,541,252. Net cash provided by investing activities for the nine months ended January 31, 2009 reflects the net cash we received from the Atlas Energy transaction offset by the funds used to satisfy certain notes payables and accounts payable, purchase additional drilling equipment and vehicles and funds used for the purchase of a lease and capitalized costs associated with the receipt of two producing gas wells from Wind City.

Net cash provided by financing activities of $10,943,937 for the nine months ended January 31, 2010 primarily reflects the net cash received from the sale of stock of $5,689,000, proceeds received from borrowings of $5,576,444, a $1,851,053 decrease in restricted cash due to payoff of a bank financing, and cash acquired through acquisitions of $203,993, which was partially offset by payments on notes payable of $1,959,205. Net cash used in financing activities for the nine months ended January 31, 2009 reflects the repayment of notes payable and the repurchase of shares of our common stock as part of the Wind City settlement offset by proceeds from borrowings to finance the purchase of equipment.

In addition, our long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and gas business. A material increase in oil and gas prices has recently increased our liquidity. At January 31, 2010 oil was priced at $72.85 per barrel versus $41.73 at January 31, 2009 and at January 31, 2010 natural gas was $5.13 per Mcf as compared to $4.42 per Mcf at January 31, 2009.

However, a reduction in production and reserves would reduce our operating results in future periods. We operate in an environment with numerous financial and operating risks, including, but not limited to, the inherent risks of the search for, development and production of oil and gas, the ability to buy properties and sell production at prices which provide an attractive return and the highly competitive nature of the industry. While we do not anticipate a worst case scenario, if we are not successful in securing new capital and the price of oil and gas does not rise significantly and if we were unable to secure more drilling and servicing contracts, we would need to consider reducing overhead in an attempt to achieve an operating profit, based on the revenue of our existing producing oil and gas wells.

ISSUANCE OF NOTES TO MILLER INCOME FUND

On November 1, 2009 and on December 15, 2009 Miller Energy Income 2009-A, LP, a controlled entity of the Company in which one of our wholly-owned subsidiaries is General Partner, extended loans totaling $2,721,444 to the Company at the simple interest rate of 12% per year and due in four years. The Company provided oil and gas drilling equipment as collateral for the loan. This liability provides for monthly payments of $27,214.

MODERNIZATION OF OIL AND GAS REPORTING

In December 2008, the Securities and Exchange Commission ("SEC") announced that it had approved revisions to its oil and gas reporting disclosures by adopting amendments to Rule 4-10 of Regulation S-X and Items 201, 801, and 802 of Regulation S-K. These new disclosure requirements are referred to as "Modernization of Oil and Gas Reporting" and include provisions that:

   o Introduce a new definition of oil and gas producing activities. This new definition allows companies to include in their reserve base volumes from unconventional resources. Such unconventional resources include bitumen extracted from oil sands and oil and gas extracted from coal beds and shale formations.

   o Report oil and gas reserves using an un-weighted average price using the prior 12-month period, based on the closing prices on the first day of each month, rather than year-end pricing. This should maximize the comparability of reserve estimates among companies and mitigate the distortion of the estimates that arises when using a single pricing date.

   o Permit companies to disclose their probable and possible reserves on a voluntary basis. Current rules limit disclosure to only proved reserves.

   o Update and revise reserve definitions to reflect changes in the oil and gas industry and new technologies. New updated definitions include "by geographic area" and "reasonable certainty."

   o Permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes.

   o Require additional disclosures regarding the qualifications of the chief technical person who oversees its overall reserve estimation process. Additionally, disclosures are required related to internal controls over reserve estimation, as well as a report addressing the independence and qualifications of a company's reserves preparer or auditor based on Society of Petroleum Engineers criteria.

We will begin complying with the disclosure requirements in our annual report on Form 10-K for the year ending April 30, 2010. The new rules may not be applied to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required. We are currently in the process of evaluating the new requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, at the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to our company required to be disclosed in our reports filed with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, with the exception of two late filed 8-Ks. Given the late filings, procedures have been put into place this quarter to streamline the 8-K process by assigning specific roles in the process to individual employees. We believe these new procedures will enhance our existing controls and prevent further late filings.

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

Management has excluded Cook Inlet Energy, LLC from its assessment of internal control over financial reporting as of January 31, 2010 because it was acquired by the Company during December 2009 through a bankruptcy proceeding. Total assets and total revenues of Cook Inlet Energy, LLC represent approximately 97% or $479.5 million and 41% or $473,858 of the consolidated financial statement amounts as of, and for the quarter ended January 31, 2010.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From September 2009 through December 2009, we issued 1,329,250 shares of our common stock to accredited investors in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In October 2009 we issued 39,100 shares of our common stock valued at $25,799 to an individual as compensation for services rendered to us. This issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In November 2009, we issued 350,000 shares of our common stock to a lender in exchange for a short-term $350,000 note. The recipient was an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company.

In January 2010, we issued 327,586 shares of our common stock to a warrant holder upon exercise of a common stock purchase warrant to purchase 500,000 shares of our common stock with an exercise price of $1.00 per share who utilized the cashless exercise option of the warrant in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The recipient was an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company.

In January 2010, we issued 177,844 shares of our common stock to a warrant holder upon exercise of a common stock purchase warrant to purchase 200,000 shares of our common stock with an exercise price of $0.50 per share who utilized the cashless exercise option of the warrant in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The recipient was an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company.

In January 2010, we issued 50,000 shares of our common stock to a warrant holder upon exercise of a common stock purchase warrant to purchase 50,000 shares of our common stock with an exercise price of $0.01 per share in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The recipient was an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company.

In January 2010, we issued 130,000 shares of our common stock to a warrant holder upon exercise of a common stock purchase warrant to purchase 130,000 shares of our common stock with an exercise price of $0.01 per share in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. The recipient was an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

On November 1, 2009 we borrowed $2,365,174 from Miller Energy Income 2009-A, LP ("MEI"), a limited partnership of which our wholly-owned subsidiary, Miller Energy GP, LLC, is the general partner. Under the four year Secured Promissory Note we issued MEI to evidence this loan interest is payable at the rate of 12% per annum, with interest only payable monthly.

On December 15, 2009 we borrowed an additional $356,270 from MEI and issued it a second four year Secured Promissory Note which also pays interest at the rate of 12% per annum with interest only payments due monthly.

In connection with these loans, we granted MEI a first priority security interest in oil and gas drilling equipment owned by us. Pursuant to the terms of an Escrow Agreement, a third-party escrow agent has been retained to hold the certificates of title for the equipment to which title is evidenced by a certificate. The remaining equipment is subject to a financing statement that has been filed with the Tennessee Secretary of State.

We used the proceeds from these loans for general corporate purposes including reducing outstanding debt and to partially fund the Alaska transaction.

The description of the terms and conditions of the Secured Promissory Notes, the Loan and Security Agreement and the Escrow Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of such documents which are filed as Exhibits 10.1, 10.2, 10.3 and 10.4 of this report.

ITEM 6.  EXHIBITS.

10.1     First Secured Promissory Note from Miller Petroleum, Inc.

10.2     Second Secured Promissory Note from Miller Petroleum, Inc.

10.3 Loan and Security Agreement between Miller Petroleum, Inc and Miller Energy Income 2009-A, LP

10.4     Escrow Agreement

31.1     Rule 13a-14(a)/15d-14(a) certificate of Chief Executive Officer

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

                                        MILLER PETROLEUM, INC.

Date: March 22, 2010                    By: /s/ Scott M. Boruff
                                            -------------------
                                        Scott M. Boruff
                                        Chief Executive Officer,
                                        principal executive officer


Date: March 22, 2010                    By: /s/ Paul W. Boyd
                                            ----------------
                                        Paul W. Boyd
                                        Chief Financial Officer, principal
                                        financial and accounting officer