Form 10-Q
period 2010-07-31
MILLER PETROLEUM INC
filed 2010-09-13
CIK 785968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-34732

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period of time that the registrant was required to submit and post such files) [ ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of Class        No. of Shares Outstanding at September 7, 2010
     --------------        -----------------------------------------------
      Common Stock                           33,434,838

                             MILLER PETROLEUM, INC.
                                   FORM 10-Q
                                 JULY 31, 2010
                               TABLE OF CONTENTS
                                                                            Page
                                                                             No.
                                                                            ----
                        PART I. - FINANCIAL INFORMATION
Item 1.  Financial Statements

         Summary Financial Data at July 31, 2010 (Unaudited),
           April 30, 2010, January 31, 2009 (Unaudited) and
           October 31, 2009 (Unaudited).....................................   4

         Consolidated Balance Sheets at July 31, 2010 (Unaudited) and
           April 30, 2010...................................................   6

         Consolidated Statements of Operations for the Three months ended
           July 31, 2010 (Unaudited) and 2009 (Unaudited)...................   8

         Consolidated Statements of Cash Flows for the Three months ended
           July 31, 2010 and 2009 (Unaudited)...............................   9

         Notes to Consolidated Financial Statements (Unaudited).............  10

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................  21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  28

Item 4.  Controls and Procedures............................................  28

                          PART II - OTHER INFORMATION
Item 1.  Legal Proceedings..................................................  28

Item 1A. Risk Factors.......................................................  28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  29

Item 3.  Defaults Upon Senior Securities....................................  29

Item 4.  (Removed and Reserved).............................................  29

Item 5.  Other Information..................................................  29

Item 6.  Exhibits...........................................................  29

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

      o the capital intensive nature of oil and gas development and exploration operations and our ability to raise adequate capital to fully develop our operations and assets,

      o our ability to perform under the terms of the Assignment Oversight Agreement with the Alaska DNR, including meeting the funding commitments of that agreement,

      o fluctuating oil and gas prices and the impact on our results of operations,

      o our ability to secure an extension of the Susitna Basin Exploration License,

      o  the impact of the global economic crisis on our business,

      o  the impact of natural disasters on our Cook Inlet Basin operations,

      o  the imprecise nature of our reserve estimates,

      o our ability to recover proved undeveloped reserves and convert probable and possible reserves to proved reserves,

      o the possibility that present value of future net cash flows will not be the same as the market value,

      o  the costs and impact associated federal and state regulations,

      o  changes in existing federal and state regulations,

      o  our dependence on third party transportation facilities,

      o  insufficient insurance coverage,

      o  conflicts of interest related to our dealings with MEI,

      o  cashless exercise provisions of outstanding warrants,

      o market overhang related to restricted securities and outstanding options, warrants and convertible notes, and

      o adverse impacts on the market price of our common stock from sales by the holders of our common stock and warrants purchased in recent private offerings.

         Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein or in our Annual Report on Form 10-K for the year ended April 30, 2010. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                          OTHER PERTINENT INFORMATION

         Unless specifically set forth to the contrary, when used in this report the terms the "Company," "we," "us," "ours," and similar terms refers to Miller Petroleum, Inc., a Tennessee corporation doing business as Miller Energy Resources and our subsidiaries, Miller Rig & Equipment, LLC, Miller Drilling TN, LLC and Miller Energy Services, LLC, East Tennessee Consultants, Inc., East Tennessee Consultants II, LLC, Miller Energy GP, LLC, and Cook Inlet Energy, LLC.

The information which appears on our web site at www.millerenergyresources.com is not part of this report.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             MILLER PETROLEUM, INC.
                         SUMMARY FINANCIAL INFORMATION
                                  (UNAUDITED)

                                              For the Three       For the Three
                                               Months Ended        Months Ended
                                                 July 31,            July 31,
                                                   2010               2009
                                              -------------       -------------
Revenue

Oil and gas revenue ..................        $   4,791,179       $     404,392
Service and drilling revenue .........              409,068             123,228
                                              -------------       -------------
Total ................................            5,200,247             527,620

Direct Expenses

Oil and gas ..........................            2,304,107              24,044
Service and drilling .................              495,747             244,500
Depletion expense ....................            1,576,848             117,434
                                              -------------       -------------
Total ................................            4,376,702             385,978
                                              -------------       -------------
Gross Profit .........................              823,545             141,642

Selling, general and administrative ..            2,766,673             652,391
Depreciation and amortization ........              413,824             111,727

LOSS FROM OPERATIONS .................           (2,356,952)           (622,476)

Total other income ...................            2,613,292             693,911

NET INCOME ...........................        $     682,907       $      72,213

                             MILLER PETROLEUM, INC.
                         SUMMARY FINANCIAL INFORMATION
                                  (UNAUDITED)
                                  (continued)

                                         July 31,            April 30,         January 31,         October 31,
                                           2010                2010               2010                 2009
                                       (Unaudited)                             (Unaudited)         (Unaudited)
                                      -------------       -------------       -------------       -------------
Cash ..............................   $     472,543       $   2,750,841       $   2,508,186       $      94,838
Cash, restricted ..................         126,379             126,064             131,499           1,982,489
                                      -------------       -------------       -------------       -------------
Total Cash ........................         598,922           2,876,905           2,639,685           2,077,327

Oil and Gas Properties ............     378,509,510         376,216,621         371,725,938           4,047,713

Total Assets ......................     500,921,122         500,452,155         493,244,733          12,456,570

Total Current Liabilities .........       6,053,165           4,828,333           1,284,932           3,743,949

Total Long-term Liabilities .......     217,331,590         219,883,001         201,350,622             545,524

Total Stockholders' Equity ........     277,536,367         275,740,821         290,609,179           8,167,097


Total Gross Producing Oil Wells ...             186                 188                 196                 194

Total Gross Producing Gas Wells ...             323                 337                 249                 263
                                      -------------       -------------       -------------       -------------
Total Gross Producing Wells........             509                 525                 445                 457


Gross Oil/Gas Lease/License Acreage         634,219             645,683             657,170              54,506

Net Oil/Gas Lease/License Acreage .         597,224             603,546             610,728              54,506


Total Proved Oil Reserves MBOE ....          10.344 (1)          10.344 (1)           9.578 (2)           0.129 (3)

Total Proved Gas Reserves MBOE ....           0.910 (1)           0.910 (1)           1.149 (2)           0.335 (3)

Total Proved, Probable, Possible
  Oil Reserves MBOE ...............          17.634 (1)          17.634 (1)          16.602 (2)           0.168 (3)

Total Proved Probable, Possible
  Gas Reserves MBOE ...............           3.321 (1)           3.321 (1)           2.652 (2)           0.335 (3)

(1) Based on Reserve Reports dated April 30, 2010.

(2) Based on Reserve Reports dated April 30, 2009, June 8, 2009, June 18, 2009, October 31, 2009, and December 10, 2009

(3) Based on Reserve Reports dated April 30, 2009, June 8, 2009, June 18, 2009 and October 31, 2009.

                             MILLER PETROLEUM, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      July 31,       April 30,
                                                       2010            2010
                                                     Unaudited
                                                   ------------    ------------

CURRENT ASSETS

Cash ..........................................    $    472,543    $  2,750,841
Cash, restricted ..............................         126,379         126,064
Accounts receivable, net ......................       1,444,047       1,444,844
Accounts receivable - related parties .........          45,573          47,446
Inventory .....................................         767,678         521,639
Prepaid expenses ..............................         177,556         275,610
                                                   ------------    ------------

Total Current Assets ..........................       3,033,776       5,166,444

Fixed Assets ..................................     116,953,563     116,782,535
Less: accumulated depreciation ................      (2,375,580)     (1,961,756)
                                                   ------------    ------------

Net Fixed Assets ..............................     114,577,983     114,820,779


OIL AND GAS PROPERTIES

(On the basis of successful efforts accounting)     378,509,510     376,216,621


Land ..........................................         526,500         526,500
Cash - restricted, long-term ..................       2,070,445       2,071,839
Other assets ..................................       2,202,908       1,649,972
                                                   ------------    ------------

Total Other Assets ............................       4,799,853       4,248,311
                                                   ------------    ------------

TOTAL ASSETS ..................................    $500,921,122    $500,452,155
                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             MILLER PETROLEUM, INC.
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      July 31,       April 30,
                                                       2010            2010
                                                     Unaudited
                                                   ------------    ------------

CURRENT LIABILITIES

Accounts payable - trade ......................    $  5,244,203    $  3,579,112
Accrued expenses ..............................         440,570         421,938
Current derivative liability ..................         326,950         720,840
Unearned revenue ..............................          41,442         106,443
                                                   ------------    ------------

Total Current Liabilities .....................       6,053,165       4,828,333

LONG-TERM LIABILITIES

Deferred income taxes payable .................     184,367,963     184,468,878
Asset retirement liability ....................      15,662,003      15,662,002
Long term derivative liability ................      14,196,880      16,708,947
Notes payable, related parties, net ...........       2,219,323       1,803,775
Notes payable - other, net ....................         885,421       1,239,399
                                                   ------------    ------------

Total Long-term Liabilities ...................     217,331,590     219,883,001
                                                   ------------    ------------

Total Liabilities .............................     223,384,755     224,711,334


STOCKHOLDERS' EQUITY

Common stock, 500,000,000 shares authorized at
  $0.0001 par value, 33,389,383 and 32,224,894
  shares issued and outstanding, respectively             3,339           3,223
Additional paid-in capital ....................      28,733,128      27,620,605
Retained earnings .............................     248,799,900     248,116,993
                                                   ------------    ------------

Total Stockholders' Equity ....................     277,536,367     275,740,821
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....    $500,921,122    $500,452,155
                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             MILLER PETROLEUM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   For the Three   For the Three
                                                   Months Ended    Months Ended
                                                     July 31,        July 31,
                                                       2010            2009
                                                   ------------    ------------

REVENUES
Oil and gas revenue ...........................    $  4,791,179    $    404,392
Service and drilling revenue ..................         409,068         123,228
                                                   ------------    ------------

Total Revenue .................................       5,200,247         527,620

COSTS AND EXPENSES

Cost of oil and gas revenue ...................       2,304,107          24,044
Cost of service and drilling revenue ..........         495,747         244,500
Selling, general and administrative ...........       2,766,673         652,391
Depreciation, depletion and amortization ......       1,990,672         229,161
                                                   ------------    ------------

Total Costs and Expenses ......................       7,557,199       1,150,096
                                                   ------------    ------------

LOSS FROM OPERATIONS ..........................      (2,356,952)       (622,476)

OTHER INCOME (EXPENSE)
Interest income ...............................           4,553           7,971
Interest expense ..............................        (219,338)        (12,869)
Gain on derivative securities..................       2,905,957               -
Loan fees and costs............................         (90,380)        (52,636)
Loss on sale of equipment......................               -          (9,755)
Gain on sale of properties.....................          12,500               -
Gain on acquisitions ..........................               -         761,200
                                                   ------------    ------------

Total Other Income ............................       2,613,292         693,911
                                                   ------------    ------------

NET INCOME BEFORE INCOME TAXES ................         256,340          71,435

INCOME TAX BENEFIT.............................        (426,567)           (778)
                                                   ------------    ------------

NET INCOME.....................................    $    682,907    $     72,213
                                                   ============    ============

INCOME PER SHARE
  BASIC .......................................    $       0.02    $       0.00
  DILUTED .....................................    $       0.02    $       0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC .......................................      32,835,722      17,271,639
  DILUTED .....................................      40,591,670      17,271,639

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                MILLER PETROLEUM, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
                                                        For the Three    For the Three
                                                        Months Ended     Months Ended
                                                        July 31, 2010    July 31, 2009
                                                        -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income .........................................    $    682,907     $     72,213

  Depreciation, depletion and amortization .........       1,990,672          229,161

  Adjustments to Reconcile Net Loss to Net Cash
    Provided (Used) by Operating Activities:
  Loss (gain) on sale of equipment .................              --            9,755
  Gain on acquisitions .............................              --         (761,200)
  Derivative liability, net ........................      (2,905,957)              --
  Prepaid offering cost ............................              --          (99,037)
  Issuance of equity for compensation ..............         515,891               --
  Issuance of equity for financing costs ...........              --           38,624

  Changes in Operating Assets and Liabilities:
    Accounts receivable ............................           2,670          (67,342)
    Inventory ......................................        (246,039)        (143,251)
    Prepaid expense ................................          98,054          (97,613)
    Accounts payable ...............................       1,665,091          251,311
    Accrued expenses ...............................          18,633          191,309
    Unearned revenue ...............................         (65,001)           5,653
    Income taxes payable ...........................        (100,915)              --
    Deferred interest ..............................              --              616
    Other assets ...................................        (275,076)              --
                                                        ------------     ------------

  Net Cash Provided (Used) by Operating Activities         1,380,930         (369,801)
                                                        ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment and improvements ...........        (171,028)         (25,892)
  Capital expenditures for oil and gas properties         (3,869,738)         (18,112)
  Sale of oil and gas properties ...................              --           25,000
  Proceeds from sale of equipment ..................              --           50,000
                                                        ------------     ------------

  Net Cash Provided (Used) by Investing Activities        (4,040,766)          30,996
                                                        ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable ........................              --           (5,672)
  Deferred financing assets ........................         (46,290)              --
  Proceeds from borrowing ..........................         350,000          235,266
  Proceeds from sale of stock, net .................              --          119,000
  Cash acquired through acquisition ................              --          203,993
  Exercise of equity rights ........................          76,749               --
  Restricted cash ..................................            (315)           6,042
  Restricted cash non-current ......................           1,394         (166,372)
                                                        ------------     ------------

  Net Cash Provided by Financing Activities ........         381,538          392,257
                                                        ------------     ------------

NET INCREASE (DECREASE) IN CASH ....................      (2,278,298)          53,452

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....       2,750,841           46,566
                                                        ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...........    $    472,543     $    100,018
                                                        ============     ============

CASH PAID FOR INTEREST .............................    $    221,541     $     87,526
CASH PAID FOR TAXES ................................    $         --     $         --

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ITEMS:

Financing costs from issuance of warrants and stock     $         --     $     38,624
Cash acquired through issuance of stock ............    $         --     $    203,993
Restricted cash acquired through issuance of stock      $         --     $    196,682
Net assets acquired through issuance of stock ......    $         --     $    930,525
Conversion of debt for equity ......................    $    520,000     $         --
Common stock issued for prepaid offering costs .....    $         --     $    115,000

                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                                          9

                             MILLER PETROLEUM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

These consolidated financial statements include the accounts of Miller Petroleum, Inc. (the "Company") and the accounts of its subsidiaries, Miller Drilling TN, LLC, Miller Energy Services, LLC, East Tennessee Consultants, Inc. and East Tennessee Consultants II, LLC for the comparative periods ended July 31, 2010 and 2009. Miller Petroleum, Inc.'s subsidiaries Miller Energy GP, LLC and Cook Inlet Energy, LLC were included in the consolidation for the period ended July 31, 2010 only, since these subsidiaries started up subsequent to the three months ended July 31, 2009. All inter-company balances have been eliminated in consolidation.

The Company's principal business consists of oil and gas exploration, production and related property management in the Appalachian region of eastern Tennessee as well as in the Cook Inlet Basin of Alaska. The Company's corporate offices are in Huntsville, Tennessee. The Company operates as one reportable business segment, based on the similarity of activities.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's April 30, 2010 Annual Report on Form 10-K. The results of operations for the period ended July 31, 2010 are not necessarily indicative of operating results for the full year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.

(2) ACCOUNTING POLICIES

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period amounts presented to conform to the current period presentations.

PRINCIPLES OF CONSOLIDATION AND NON-CONTROLLING INTEREST

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned at July 31, 2010 except for Miller Energy Income, 2009-A, LP("MEI"), which is controlled by the Company. The non-controlling ownership interests in the net income (loss) are reflected within non-controlling interests on the Company's consolidated statements of operations. The non-controlling interests in the assets and liabilities of MEI are reflected as a component of stockholders' equity on the Company's consolidated balance sheets. All material intercompany transactions have been eliminated.

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

The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months' financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month's financial results. Management believes that the operating results presented for the three months ended July 31, 2010 represent actual results in all material respects.

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

The determination of oil and natural gas reserve estimates is a subjective process, and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results

Oil and gas properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded if conditions indicate the Company will not explore the acreage prior to expiration of the applicable leases or if it is determined that the carrying value of the properties is above their fair value. There were no impairments of oil and gas properties or unproved properties recorded by the Company for the three months ended July 31, 2010 and 2009.

INVENTORY

Inventory consists primarily of crude oil in tanks and is carried at the lower of cost or market on a "FIFO" basis.

RECENT ACCOUNTING PRONOUNCEMENTS

All issued, but not yet effective accounting pronouncements are determined to be not applicable or significant by management and once adopted is not expected to have a material impact on the financial position of the Company.

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

(4) PARTICIPANT RECEIVABLES AND RELATED PARTY RECEIVABLES

Participant and related party receivables consist of receivables contractually due from our various joint venture partners in connection with routine exploration, betterment and maintenance activities. Our collateral for these receivables generally consists of lien rights over the related oil producing properties at both July 31, 2010 and April 30, 2010.

The Company had an account receivable from a member of the Board of Directors, and his family, at July 31, 2010 and April 30, 2010 in the amounts of $30,956 and $29,950, respectively for work performed on oil and gas wells. This board member and his wife own partial interests in the oil and gas wells the Company also owns.

The Company had notes payable at and July 31, 2010 and April 30, 2010 of $3,071,444 and $2,721,444, respectively, to MEI. MEI's general partner is Miller Energy GP, LLC, a 100% owned subsidiary of the Company.

(5) FIXED ASSETS

Fixed assets consist of the following:

                                           July 31,           April 30,
                                             2010               2010
                                        -------------      -------------
Machinery & Equipment ............      $   4,768,658      $   4,620,219
Pipelines ........................         17,000,000         17,000,000
Oil platform .....................          6,000,000          6,000,000
Vehicles .........................          1,418,414          1,402,094
Buildings ........................         87,682,810         87,682,810
Office Equipment .................             83,681             77,411
                                        -------------      -------------
                                          116,953,563        116,782,534
Less: accumulated depreciation ...         (2,375,580)        (1,961,755)
                                        -------------      -------------
Net Fixed Assets .................      $ 114,577,983      $ 114,820,779

The increase in Machinery and Equipment primarily resulted from purchase of a rig. The increase in vehicles resulted from the purchase of two used trucks. The increase in office equipment primarily resulted from the purchase of new accounting software and new computers. Depreciation expense for the three months ended July 31, 2010 and 2009 was $413,824 and $111,727 respectively.

(6) DERIVATIVE LIABILITIES

Effective May 1, 2009, the Company adopted the provisions of EITF 07-05 "Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company's Own Stock," which was codified into ASC Topic 815 - Derivatives and Hedging. ASC 815 applies to any freestanding financial instruments or embedded features that have characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity's own common stock. The Company has 4,016,715 of warrants with exercise reset provisions, which are considered freestanding derivative instruments. ASC 815 requires these warrants to be recorded as liabilities as they are no longer afforded equity treatment. The derivative liability as of July 31, 2010 and April 30, 2010 of $14,523,830 and $17,429,787, respectively is comprised of three transactions, 3,000,000 warrants issued in the current and past years, which are subject to an ongoing litigation matter, 716,715 warrants issued in an equity financing in March 2010 and 300,000 warrants issued pursuant to a consulting arrangement in March 2010. The terms of the exercise reset provision on the 716,715 warrants expire in September 2010, hence the related fair value of this derivative of $326,950 has been recorded as a current liability. The Company utilized the Black-Scholes pricing model with the following weighted average assumptions: risk free rates from 1.47% to 2.42%, expected life terms ranging from .42 years to 2.5 years, an expected volatility range of 49% to 145% depending on the term of such equity contracts and a dividend rate of 0.0%. The fair value of the warrants issued and outstanding at May 1, 2009, attributed to this derivative liability has been determined to be immaterial due to the low stock price in comparison to the exercise price, hence there was no adjustment to make upon adoption of this accounting standard. During the three months ended July 31, 2010, the Company has recorded non-cash gains of $2,905,957 relating to the change in fair value of these derivative instruments.

Additional Fair Value Language

The accounting guidance establishes a fair value hierarchy based on whether the market participant assumptions used in determining fair value are obtained from independent sources (observable inputs) or reflect the Company's own assumptions of market participant valuation (unobservable inputs). A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The accounting guidance establishes three levels of inputs that may be used to measure fair value:

o Level 1--Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

o Level 2--Quoted prices for identical assets and liabilities in markets that are inactive; quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; or

o Level 3--Prices or valuations that require inputs that are both unobservable and significant to the fair value measurement.

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

The fair value of our financial instruments at July 31, 2010 and April 30, 2010 follows:

                                 Fair Value Measurements at Reporting Date Using
                                 -----------------------------------------------
                                   Quoted
                                 Prices in
                                   Active
                                  Markets         Significant
                                    for              Other          Significant
                                 Identical        Observable        Unobservable
                                   Assets           Inputs             Inputs
Description                      (Level 1)         (Level 2)         (Level 3)
-----------------------          ----------       -----------       ------------
Derivative securities -
April 30, 2010 ........          $       --       $        --       $ 17,429,787
                                 ==========       ===========       ============
Derivative securities -
July 31, 2010 .........          $       --       $        --       $ 14,523,830
                                 ==========       ===========       ============

(7) LONG-TERM DEBT

The Company had the following debt obligations at July 31, 2010 and April 30, 2010:

                                                        July 31,     April 30,
                                                          2010          2010
                                                      -----------   -----------
6% convertible secured promissory notes, secured by
  35,235 lease acreage, bearing interest at 6.00%,
  due December 4, 2016 ............................   $ 1,185,000   $ 1,705,000

Secured promissory notes, secured by certain
  equipment, bearing interest at 12%, due
  November 1, 2013 and December 1, 2013 ...........     3,071,444     2,721,444

                                                      -----------   -----------
     Total Notes Payable ..........................     4,256,444     4,426,444

     Less current maturities on other notes payable            --            --

     Less debt discount ...........................    (1,151,700)   (1,383,271)
                                                      -----------   -----------
     Notes Payable - Long-term ....................   $ 3,104,744   $ 3,043,173
                                                      ===========   ===========

In December 2009, the Company raised $2,855,000 as 6% convertible secured promissory notes. These convertible secured notes bear interest at 6% per annum and mature in December 2016. The convertible secured notes, including any accrued and unpaid interest are convertible into common stock at $.55 per share, at the option of the holder. The conversion price was below market at the time of this debt raise, as a result the fair value of beneficial conversion feature was computed to be $809,263. This beneficial conversion feature was recorded as a debt discount and is being amortized over the term of the debt. The amortization expense recorded for the quarter ended July 31, 2010 was $38,710.

On November 1, 2009, December 15, 2009 and May 15, 2010 MEI, a controlled entity of the Company, extended loans, as amended, of $2,365,174, $356,270, and $350,000 respectively, totaling $3,071,444 to the Company. These loans bear interest at a rate of 12% per year and are due in four years. These loans require monthly payments of interest only, with the principal due at the maturity date. The Company provided oil and gas drilling equipment as collateral for the loan. The Company issued 1,329,250 shares of common stock and 1,329,350 warrants to purchase common stock at an exercise price of a $1.00. These common shares and warrants issued had a fair value of $1,048,765, which have been recorded as a debt discount to be amortized over 48 months the term of such debt. Amortization expense of the debt discount costs for the quarter ended July 31, 2010 was $65,548.

ASC 410-20 "Accounting for Asset Retirement Obligations" addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the estimated costs to capitalize a well and site remediation once a well is abandoned. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The changes in the Company's liability for the periods ended April 30, 2009 and July 31, 2010 are as follows:

Asset retirement obligation as of April 30, 2010 ..   $ 15,662,003
Changes for 2011 ..................................              -
                                                      ------------

Asset retirement obligation as of July 31, 2010 ...   $ 15,662,003

(8) STOCKHOLDERS' EQUITY

During the three months ended July 31, 2010, we issued the following securities:
1,164,489 shares, which included four warrant holders who exercised warrants for 177,600 shares in a cashless exercise that netted them 142,286 shares and three other warrant holders exercised warrants for 76,750 shares for an exercise price of $1.00. In addition, nine note holders converted $520,000 of their 6% secured convertible notes at a conversion rate of $0.55 and were issued 945,453 shares. The Company also issued 3,100,000 employee and director options between February 18, 2010 and July 29, 2010 which created compensation expense of $515,891 for the 3 months ended July 31, 2010.

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

As of July 31, 2010 the exercise price of warrants and options below market value were $10,277,796, and therefore there are dilutive effects of the common stock equivalents for the outstanding vested stock options and warrants for the three months ended July 31, 2010.

(9) STOCK OPTIONS AND WARRANTS

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

We estimated the fair value of options and warrants granted during the three months ended July 31, 2010 and 2009 on the date of grant, using the Black-Scholes pricing model with the following assumptions:

                                                            2010          2009
                                                          --------      --------
Weighted average of expected risk-free interest
  rates (Approximate 3 year Treasury Bill rate) ....        2.21%         1.49%
Expected years from vest date to exercise date .....         3.0           2.5
Expected stock volatility ..........................       50-216%      371-391%
Expected dividend yield ............................          0%            0%

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

The Company recorded $515,891 and $0 of compensation expense, net of related tax effects, relative to stock options and warrants for the three months ended July 31, 2010 and 2009, respectively in accordance with the FASB guidance. Net loss per share basic for this expense is $0.02 and $0.00 and net loss per share diluted for this expense is $0.01 and $0.00.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price. During the three months ended July 31, 2010 and 2009, the aggregate intrinsic value of stock options and warrants outstanding was $4,132,221 and $0, respectively.

A summary of the stock options and warrants as of July 31, 2010 and 2009 and changes during the periods is presented below:

                          Three months ended             Three months ended
                            July 31, 2010                  July 31, 2009
                     ----------------------------   ----------------------------
                      Number of       Weighted       Number of      Weighted
                     Options and       Average      Options and      Average
                       Warrants    Exercise Price     Warrants    Exercise Price
                     -----------   --------------   -----------   --------------
Balance at April 30   12,306,305   $         1.50     4,090,000   $         0.88
Granted ...........      325,000             5.13       120,000             1.15
Exercised .........      219,036             1.29             -                -
Expired ...........            -                -             -                -
Cancelled .........      135,314             1.00             -                -
                     -----------   --------------   -----------   --------------
Balance at July 31    12,276,955             2.49     4,210,000             0.88

Options exercisable
at July 31 ........    6,739,455   $         1.53     3,960,000   $         0.92
                     ===========   ==============   ===========   ==============

The following table summarizes information concerning stock options and warrants outstanding and exercisable at July 31, 2010:

                                                        Options and Warrants
          Options and Warrants Outstanding                   Exercisable
----------------------------------------------------   ----------------------
                               Weighted
                                Average     Weighted                 Weighted
  Range of                     Remaining     Average                 Average
  Exercise        Number      Contractual   Exercise     Number      Exercise
   Price        Outstanding      Life        Price     Exercisable    Price
-------------   -----------   -----------   --------   -----------   --------
$0.01 to 0.69     2,080,000       2.9       $   0.31     1,892,500   $   0.31
 1.00 to 1.82     4,779,900       3.2           1.08     3,279,900       1.11
 2.00 to 2.52     1,750,000       3.9           2.13       750,000       2.30
 4.98 to 6.94     3,667,055      17.7           5.74       817,055       5.28
                -----------                 --------   -----------   --------
                 12,276,955       7.6       $   2.49     6,739,455   $   1.53
                ===========                 ========   ===========   ========

(10) INCOME TAX

The Company operates several oil and gas wells in Alaska and has leased properties for other oil and gas exploration purposes. Alaska has investment tax incentives whereby through June 30, 2010, up to 20% of certain qualified expenditures are reimbursable via a tax credit which can be sold to other oil and gas companies at a discount to obtain an immediate realization of such benefits or such tax credits could be utilized by the Company to offset taxes due or obtain a refund based on certain future reinvestment criteria. Effective July 1, 2010, the state of Alaska has increased the tax incentive rate from 20% to 40% and relaxed the criteria for a refund requirement to be obtained from the state of Alaska. The Company has recorded a total of $1,603,358 in other assets for an estimate of an investment tax credit incentive refund due from the state of Alaska, as of July 31, 2010, of which $496,358 was recorded during the three months ended July 31, 2010.

(11) COMMITMENTS

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

In August 2008 we engaged a broker-dealer and member of FINRA which is a related party, to assist us in raising capital by means of a private placement of securities. As initial compensation for their services, we paid the firm a $25,000 retainer, issued the firm's assigns 250,000 shares of our common stock, valued at $115,000 and agreed to pay a monthly consulting fee of $5,000. Upon the successful completion of the private offering we will be obligated to pay the firm certain cash compensation and issue them up to an additional 150,000 shares of our common stock in amounts to be determined based upon the gross proceeds received by us from the financing.

On December 10, 2009, the Company appointed Ford F. Graham as Vice-Chairman of the Board of Directors of Miller and as President of the Company. Mr. Graham received a signing bonus of $200,000, an annual initial salary of $200,000 and initial stock warrants to purchase 1,000,000 shares of Company stock which exercise prices ranging from $0.01 to $2.00. Mr. Graham resigned from these positions in June, 2010.

On December 10, 2009, the Company appointed David M. Hall as Director of the Company and Chief Executive Officer of the Company's Alaska subsidiary, Cook Inlet Energy, LLC. Mr. Hall is compensated at an annual initial salary of $195,000 and has a three year employment agreement. In addition, the Company employed Walter J. Wilcox II and Troy Stafford, with three-year employment agreements to assist Mr. Hall. These gentlemen are currently being compensated under an oral agreement, however, the Company intends to enter into written employment agreements in the immediate future under the same terms and conditions. In May 2010, Mr. Stafford left the employ of Cook Inlet Energy, LLC.

On November 1, 2009 and on December 15, 2009, and May 15, 2010 MEI a controlled entity of the Company, extended loans, as amended, of $2,365,174 and $356,270 and $350,000, respectively, totaling $3,080,444 to the Company. These loans bear interest at the rate of 12% per year and are due in four years. These loans require monthly payments of interest only, with the principal due at the maturity date. The Company provided oil and gas drilling equipment as collateral for the loan. The Company issued 1,329,250 shares of common stock and 1,329,350 warrants to purchase common stock at an exercise price of a $1.00. These common shares and warrants issued had a fair value of $1,048,765, which have been recorded as a debt discount to be amortized over 48 months the term of such debt.

In addition the Company incurred $619,358 of finance costs of professional fees and commissions paid to raise such monies for MEI, as a result these monies are being amortized as deferred financing costs over the term of such debt of 48 months. Amortization expense of the deferred finance costs for the quarter ended July 31, 2010 was $38,710. Amortization expense of the debt discount costs for the quarter ended July 31, 2010 was $65,548.

(12) LITIGATION

CNX Gas Company, LLC commenced litigation on June 11, 2008 in the Chancery Court of Campbell County, State of Tennessee in a case style CNX Gas Company, LLC vs. Miller Petroleum Inc., Civil Action No. 08-071, to enjoin us from assigning or conveying certain leases described in the Letter of Intent signed by CNX and our company on May 30, 2008, to compel us to specifically perform the assignments as described in the Letter of Intent; and for damages. A Notice of Lien Lis Pendens was issued June 11, 2008. We moved for entry of summary judgment dismissing the claims asserted against us by CNX and on January 30, 2009 the court found that CNX's claims had no merit. The court granted our motion and dismissed all claims asserted by CNX in that action. CNX has appealed the ruling, and briefs have been submitted to the Court of Appeals of Tennessee. Oral arguments were held on May 18, 2010, and an opinion from the Court of Appeals is expected sometime in the fall of 2010.

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

On October 8, 2009 we filed an action styled Miller Petroleum, Inc. v. Maynard, Civil Action No. 9992 in the Chancery Court for Scott County, Tennessee, seeking a declaratory judgment that there has been continuing commercial production of oil, and oil and gas lease owned by us is still in full force and effect. The defendant filed an Answer and Counterclaim, seeking in the Counterclaim a declaration that the oil and gas lease has expired. Although no compensatory monetary damages have been sought against us, the Counterclaim does seek attorney fees, expenses and costs. There has been no discovery to date and a trial date has not been assigned. Plaintiff's attorney left his firm, and the case has been delayed as plaintiff's new counsel (with the same firm) becomes familiar with the case.

On March 26, 2010, Petro Capital III, LP filed an action styled Petro Capital III, LP v. Miller Petroleum, Inc., Civil Action No. 3:10-cv-00606P in the United States District Court for the Northern District of Texas, Dallas Division, seeking damages for breach of contract; damages for alleged negligent misrepresentation; a declaratory judgment regarding the proper number of and exercise price of the original warrants to which Petro Capital is entitled under a warrant and registration rights agreement, the number of penalty warrants to which Petro Capital may be entitled under a warrant and registration rights agreement, as well as the proper exercise price thereof, and damages resulting from the alleged breach of contract; and attorney's fees. On April 6, 2010, Petro Capital filed an Amended Complaint that did not include additional causes of action. We filed an Answer and Counterclaim on April 28, 2010. The Counterclaim seeks a declaratory judgment to declare void the issuance of any penalty warrants after May 4, 2007 (the latest date upon which the shares underlying the warrants would become freely tradable under Rule 144). The Counterclaim further seeks a declaratory judgment as to the number of shares and proper exercise price for the original warrant.

We are also party to various routine legal proceedings arising in the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

(13) SUBSEQUENT EVENTS

In August 2010, two of our note holders converted $25,000 of their 6% secured convertible notes at a conversion rate of $0.55 and were issued 45,455 shares.

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

During fiscal 2009 and 2010, we completed several transactions which we believe had both a positive impact on our balance sheet and will assist us in our continued growth. These transactions, which are described in detail in our Annual Report for fiscal year 2010, included the following:

      o  sale of leases and wells to Atlas Energy Recourses, LLC,

      o  settlement of Wind City litigation,

      o  acquisition of assets from Ky-Tenn Oil, Inc. ("KTO"),

      o acquisition of East Tennessee Consultants, Inc. ("ETC") and East Tennessee Consultants, LLC ("LLC"),

      o  acquisition of Cook Inlet Energy LLC in Alaska, and

      o  acquisition of Alaskan assets of Pacific Energy Resources.

As a result of these acquisitions, we presently have approximately 634,219 acres of gross oil and gas leases and exploration license rights (597,224 net acres), which includes 471,474 acres under the Susitna Basin Exploration License. The terms of these new leases have a net revenue interest ranging from 0.1% to 100% and run from three to five years. We are presently reviewing these leases, as well as our other existing leases, to determine the capital requirements and timing for drilling additional wells. During the three months ended July 31, 2010, we began reworking two of our Alaska wells and capitalized approximately $3.9 million of costs associated with those efforts. In addition, we plan to drill five new wells in the next nine to 12 months. However, this is dependent upon the availability of additional capital. As a part of our fiscal 2008 sale to Atlas Energy, we retained a 5% royalty interest on a 1,930 acre tract that we expect to be the subject of Atlas Energy drilling. With the closing of these transactions, our management is now focusing the majority of its efforts on growing our company. In addition to raising capital we are also continuing to focus our short-term efforts on three distinct areas, including the following:

      o continuing to increase our overall oil and gas production through maintenance and repairs of nonperforming or underperforming wells,

      o organically growing production through drilling for our own benefit on existing leases and under license rights, leveraging our 100,000 plus well log database and over 600,000 acres which are either under lease or part of the Susitna Basin Exploration License, with a view towards retaining the majority of working interest in the new wells, and

      o expanding our contract drilling and service capabilities and revenues, including drilling and service contracts with third parties.

Our ability, however, to implement one or more of these goals in a timely manner is dependent upon the availability of additional capital. To fully expand our operations as set forth above, we will need up to $75 million to $100 million to fund the balance of our expansion plans, including up to approximately $67.4 million associated with obligations arising from our purchase of the Alaskan assets. To provide the required capital, we are seeking to leverage our existing assets as well as raise additional capital through the sale of equity and/or debt securities. We do not have any firm commitments for the additional capital we need to fully fund our operations and there are no assurances the capital will be available to us upon terms acceptable to us, if at all. While we are actively seeking to secure the additional capital, terms of the Securities Purchase Agreement for the March 2010 private offering contains restrictive covenants which may adversely impact our ability to raise additional capital until August 2011. If we are not able to raise the capital as required, we will be unable to fully implement our expanded business model, and the State of Alaska could terminate the leases which comprise substantially all of our Cook Inlet Basin assets. We may also be required to reduce overhead until further capital is obtained.

During the first quarter of fiscal 2011, Cook Inlet Energy was one of nine successful bidders in State of Alaska's Division of Oil & Gas Cook Inlet Areawide 2010 Competitive Oil and Gas Lease Sale. There were 38 bids for 36 tracts covering an estimated 144,640 acres of State of Alaska oil and gas acreage. Cook Inlet Energy bid on seven tracts and was the successful high bidder on each of those tracts which cover an estimated 27,520 acres. Cook Inlet Energy's winning bid for these seven tracts was $908,800. Cook Inlet Energy paid a deposit of $181,767 at the time of the auction and the balance will be due once the title work is complete which we presently anticipate to be in January 2011. All of Cook Inlet Energy's bids completed acreage positions covering prospects acquired in its purchase of a portfolio of Pacific Energy Alaska assets. We have not included this acreage in our calculation of gross or net lease acres in this report.

On May 25, 2010, Cook Inlet Energy entered into a letter agreement with Buccaneer Alaska, LLC to assign four leases with a total gross acreage of 8,828.5 acres to Buccaneer Alaska for a total consideration of $12,500.00. The effective date of the assignment was June 1, 2010. We retained the following overriding royalty interests in each lease including 2% in the ADL-391108 and ADL-17595-2 leases and 4% in the ADL-390379 and ADL-390370 leases. If Buccaneer Alaska fails to drill at least one well on the leased acreage by 2013, we will be entitled to a payment of $303,613, and may choose to cause Buccaneer Alaska to assign any of the leases to us that remain active.

LEASES AND LICENSES

During fiscal 2010 our three acquisitions resulted in additional gross leases and licenses of 642,681 acres and additional net leases and licenses of 596,239 acres bringing the total oil and gas leases and licenses held by us to gross leases and licenses of 657,170 acres and net leases and licenses of 610,728 acres. After the sale and assignment of leases to Buccaneer Alaska, those numbers are 634,219 acres (gross) and 597,224 acres (net). We retained overriding royalty interests ("ORRI") in the acres sold to Buccaneer Alaska, and hold a total 25,964 acres in ORRIs in Alaska. We do not include the ORRI acreage in our calculation of leased and licensed acreage. The terms of these new leases and licenses have a net revenue interest ranging from 0.1% to 100.0% and run from three to five years. We are presently reviewing these leases, as well as our other existing leases, and licenses, to determine the capital requirements and timing for drilling additional wells. To expand our operations by drilling on these leases, we will require additional capital. As a part of our fiscal 2008 sale to Atlas Energy, we retained a 5% royalty interest on a 1,930 acre tract that we expect to be the subject of Atlas Energy drilling. When wells are developed on this acreage, we stand to share in any profit they create. Additionally, we retained the right to participate in up to ten wells with a 25% working interest without promote.

RESULTS OF OPERATIONS

REVENUES
--------

The following table shows the components of our revenues for the three months ended July 31, 2010 and 2009, together with their percentages of total revenue in 2010 and percentage change on a period-over-period basis.

                                          For the Three Months Ended
                               -------------------------------------------------
                                July 31,    % of     July 31,    % of
                                  2010     Revenue     2009    Revenue  % Change
                               ----------  -------  ---------  -------  --------
REVENUES

Oil and gas revenue ........   $4,791,179     92%   $ 404,392     77%    1,085%
Service and drilling revenue      409,068      8%     123,228     23%      232%
                               ----------           ---------
Total Revenue ..............   $5,200,247    100%   $ 527,620    100%      886%

Oil and gas revenue represents revenues generated from the sale of oil and natural gas produced from the wells in which we have a partial ownership interest. Oil and gas revenue is recognized as income as production is extracted and sold. We reported over 1,000% increase in oil and gas revenues for the three months ended July 31, 2010 over the three months ended July 31, 2009. This increase was due to the addition of the Alaskan oil well production during fiscal 2010 which accounted for revenues of approximately $4,656,588 during the first quarter of fiscal 2011.

At July 31, 2010 oil was priced at $78.85 per barrel versus $69.26 at July 31, 2009 and at July 31, 2010 natural gas was $4.92 per Mcf as compared to $3.65 per Mcf at July 31, 2009. In addition, we had 186 producing oil wells and 323 producing gas wells on July 31, 2010 compared to 173 producing oil wells and 253 producing gas wells on July 31, 2009. For the three months ended July 31, 2010 we produced 72,788 barrels of oil and 78,700 Mcf of natural gas as compared to 2,449 barrels of oil and 19,131 Mcf of natural gas during the three months ended July 31, 2009.

Service and drilling revenue represents revenues generated from drilling, maintenance and repair of third party wells. Service and drilling income is recognized at the time it is both earned and we have a contractual right to receive the revenue. Our service and drilling revenue increased 232% for the three months ended July 31, 2010 as compared to the three months ended July 31, 2009. During the three months ended July 31, 2010 we entered into a contract with National Park Service for plugging non-company related abandoned wells located in the Big South Fork area in Tennessee and Kentucky and recorded $133,445 of revenue. In addition, for the three months ended July 31, 2010, we record a full quarter's worth of service revenue for our subsidiary, East Tennessee Consultants, Inc. which resulted in revenue of $157,902 as compared $65,541 recorded during the three months ended July 31, 2009. East Tennessee Consultants, Inc. was acquired on June 18, 2009.

DIRECT EXPENSES
---------------

The following tables show the components of our direct expenses for the three months ended July 31, 2010 and 2009. Percentages listed in the table reflect margins for each component of direct expenses and percentages of total revenue for each component of other expenses.

                                        For the Three Months Ended
                               -------------------------------------------
                                July 31,                July 31,
                                  2010       Margin       2009      Margin
                               ----------    ------    ---------    ------
DIRECT EXPENSES

Oil and gas ................   $2,304,107      52%     $  24,044      94%
Service and drilling .......      495,747     (21)%      244,500     (98)%
Depletion expense ..........    1,576,848      n/a       117,434      n/a
                               ----------              ---------
Total direct expenses ......   $4,376,702      16%     $ 385,978      27%

We follow the successful efforts method of accounting for our oil and gas activities. Accordingly, costs associated with the acquisition, drilling and equipping of successful exploratory wells are capitalized. During the three months ended July 31, 2010 we capitalized approximately $3,869,738 of costs associated with the acquisition, drilling and equipping of these wells as compared to $19,036 during the three months ended July 31, 2009. However, geological and geophysical costs, delay and surface rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred and are included in the cost of service and drilling revenue. Finally, costs of drilling development wells are capitalized. Upon the sale or retirement of oil and gas properties, the cost thereof and the accumulated depreciation or depletion are removed from the accounts and any gain or loss is credited or charged to operations. During the three months ended July 31, 2010, oil and gas expenses increased $2,280,063 from the three months ended July 31, 2009, which was primarily due to the dollars we spent to generate oil and gas revenue at our Alaska operations.

The cost of service and drilling revenue represents direct labor costs of employees associated with these services, as well as costs associated with equipment, parts and repairs. During the three months ended July 31, 2010, service and drilling expenses increased $251,247 from the three months ended July 31, 2009, which approximately half was due to the costs associated with the contract with National Park Service for plugging abandoned wells.

Depletion of capitalized costs of proved oil and gas properties is provided on a pooled basis using the units-of-production method based upon proved reserves. Acquisition costs of proved properties are amortized by using total estimated units of proved reserves as the denominator. All other costs are amortized using total estimated units of proved developed reserves. During the three months ended July 31, 2010 depletion expense was $1,576,848 or 30% of total revenue, as compared to 22% for the three months ended July 31, 2009. The primary reason for the increase in depletion expense for the three months ended July 31, 2010 was the addition of well production due to acquisitions.

As a result of these components, total direct expenses reflected a margin of 16% for the three months ended July 31, 2010. This represented a decreased margin of 11% experienced for the three months ended July 31, 2009. As a result of higher depletion costs, pipeline transportation costs and royalties payable to Alaska, our gross margins on oil and gas sales from our Alaskan operations will generally be less than oil and gas sales from our Appalachian operations. Given that oil and gas sales from our Alaskan operations are expected to represent the majority of our oil and gas sales in future periods, we anticipate that our gross margins will be lower than those which were historically reported before we acquired these assets.

OTHER EXPENSES (REVENUES)
-------------------------

The following tables show the components of our other expenses (revenues) for the three months ended July 31, 2010 and 2009. Percentages listed in the table reflect percentages of total revenue for each component of other expenses.

                                              For the Three Months Ended
                                     -------------------------------------------
                                       July 31,     % of      July 31,    % of
                                         2010      Revenue      2009     Revenue
                                     -----------   -------   ---------   -------
OTHER EXPENSES (REVENUES)

Selling, general and administrative  $ 2,766,673      53%    $ 652,392     124%
Depreciation and amortization .....      413,824       8%      111,727      21%
Interest expense, net of interest
 income ...........................      214,785       4%        4,898       1%
Gain on derivative securities .....   (2,905,957)    (56)%          --     n/a
Loan fees and costs ...............       90,380       2%       52,636      10%
Gain on sale of property and
 equipment ........................       12,500       0%        9,755       2%
Loss (gain) on acquisitions .......           --      <1%     (761,200)   (144)%
                                     -----------             ---------
Total other expenses (revenues) ...  $   592,205      11%    $  70,208     276%

OTHER EXPENSES (REVENUES)

Selling, general and administrative expense includes salaries, general overhead expenses, insurance costs, professional fees and consulting fees. The increase for the three months ended July 31, 2010 as compared to the three months ended July 31, 2009 primarily reflects the addition of our new Alaska acquisition for an additional $792,259 in costs for the three months ended July 31, 2010. This new layer of expense will continue in future quarters and may increase as further development in Alaska occurs. In addition, $515,891 was booked as compensation expense during the quarter which reflected the cost of options issued to employees and directors. This quarterly expense will continue to be amortized throughout fiscal 2013. Also, the increase included an additional $291,106 in professional fees due primarily to increased accounting and attorney fees. In total, accounting and attorney fees increased approximately $150,000 from the three months ended July 31, 2009 to the three months ended July 31, 2010 primarily due to increased work associated with the new acquisitions and S-1 filing we just completed. In addition, investor relations and public relations increased approximately $112,000 in this same time period due primarily to our recent listing on NASDAQ.

Depreciation and amortization expenses reflect the usage of our fixed assets over time. The increase in depreciation and amortization for the three months ended July 31, 2010 as compared to the three months ended July 31, 2009 reflects an increase in the amount of depreciation due to the Alaskan assets purchase. These non-cash expenses will continue at this higher level as the Alaska assets are being depreciated over a range of 30 to 40 years.

Interest expense, net of interest income increased $209,887 in the three months ended July 31, 2010 as compared to the three months ended July 31, 2009 primarily due to interest expense on the long-term debt to a related party as previously described.

Derivative securities liability fluctuates from quarter to quarter based on changes in the components of the Black-Scholes pricing model including the Company's ending stock price, risk free rates, expected life terms, expected volatility and expected dividend rates. During the three months ended July 31, 2010, the Company has recorded non-cash gains of $2,905,957 relating to the change in fair value of these derivative instruments. The application of this accounting treatment on our financial statements in future periods could likewise result in non-cash losses. Accordingly, investors should not place an undue reliance on these non-cash gains as they are not reflective of our operating performance.

During the three months ended July 31, 2009, we recorded a loss of $67,545 in connection with our acquisition of assets from KTO and we recorded a gain of $828,745 in connection with our acquisitions of ETC and LLC. Therefore, the net gain for the quarter ended July 31, 2009 was $761,200. This gain and loss were calculated according to current FASB guidance.

As described earlier in this report, and due primarily to the reasons described above, during the three months ended July 31, 2010 we recorded net income of $682,907.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet the enterprise's needs for cash. At July 31, 2010 we had a working capital deficit of $3,019,389 as compared to a working capital surplus of $338,111 at April 30, 2010. This decrease in capital surplus is primarily due to an increase in cash related selling, general and administrative expenses for the three months ended July 31, 2010 of approximately $2,250,000 as well as a $3,869,738 first fiscal quarter investment in oil and gas properties which represents capital expenditures for the reworking of oil and gas wells in Alaska. As previously discussed, certain of these general and administrative expenses, such as the new Alaska general and administrative expenses, will continue and may even increase in the future as further development occurs.

Net cash provided by operating activities for the three months ended July 31, 2010 period was $1,380,930. This primarily reflects the increase of oil and gas revenue received in excess of the direct costs of oil and gas revenues paid for the period. Net cash used by operating activities for the quarter ended July 31, 2009 period was $369,801. This primarily reflects the cash paid for the costs of revenues and selling, general and administrative expense in excess of revenues received for the quarter.

Net cash used by investing activities for the three months ended July 31, 2010 of $4,040,766 is primarily due to the $3,869,738 first fiscal quarter capital expenditures to rework wells we acquired in January 2010. Net cash provided by investing activities for the quarter ended July 31, 2009 of $30,996 reflects the net cash we received from the sale of equipment and oil and gas properties, partially offset by the purchase of additional equipment and oil and gas properties.

Net cash provided by financing activities of $381,538 for the three months ended July 31, 2010 primarily reflects $350,000 in proceeds from borrowing on May 15, 2010 from MEI as previously discussed. Net cash provided by financing activities of $392,257 for the quarter ended July 31, 2009 primarily reflects cash received from the proceeds of borrowings of $235,266, sale of stock of $119,000 and cash acquired through acquisitions of $203,993 and were partially offset by the increase in restricted cash non-current of $166,372 due to the acquisitions.

Under the terms of our March 2010 private offering we were required to file a registration statement with the SEC registering for resale the shares of common stock sold in the offering, including those underlying the warrants included in the units, by April 15, 2010. We also agreed to use our best efforts to cause the registration statement to be declared effective by the SEC within 90 days from the filing date or 120 days if the registration statement should be selected for a full review by the staff of the SEC.The registration rights agreement provides that if we failed to timely file the registration statement, or if it should not be declared effective within the prescribed time, we are subject to liquidated damages payable in cash equal to 2% of the aggregate purchase price of the securities up to a maximum of 12% of the total proceeds of the offering.

While the registration statement was declared effective by the SEC on August 25, 2010, we did not timely file the registration statement. Because our failure to timely file the registration statement, during the fourth quarter of fiscal 2010 we accrued registration rights penalties of $602,040 which is payable in cash to the investors in that offering. Because the registration statement was declared effective on August 25, 2010, the penalties ceased accruing on that date; however, we have accrued $602,040 in penalties which is included in our accounts payable - trade. This amount remains outstanding and the payment of these penalties will adversely impact our working capital in future periods.

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

In addition, our long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and gas business. A material increase in oil and gas prices has recently increased our potential liquidity. At July 31, 2010 oil was priced at $78.85 per barrel versus $69.26 at July 31, 2009 and at July 31, 2010 natural gas was $4.92 per Mcf as compared to $3.65 per Mcf at July 31, 2009.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, at the end of the period covered by this report (the "Evaluation Date"). During fiscal 2010 we failed to timely file with the SEC several Current Reports on Form 8-K. In an effort to remediate these weaknesses, during the fourth quarter of 2010 we filled the position of a General Counsel. The General Counsel has developed systems which should ensure that the information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. As a result of these remediation efforts, as of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer, concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are party to various routine legal proceedings arising in the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

On August 27, 2010, we entered into a consulting arrangement with one of our directors, David J. Voyticky, to locate strategic investments and business oportunities. Director Voyticky was replaced on the Audit Committee with Director Gross prior to the entry into the arrangement. A consulting agreement is being negotiated, and at this time we have reached agreement regarding the reimbursement of expenses, and the monthly maximum that may be invoiced by Mr. Voyticky. Mr. Voyticky shall not earn more than a total of $20,000 a month under the terms of the arrangement.

On May 15, 2010 we borrowed an additional $350,000 from MEI and issued it a third four year Secured Promissory Note which also pays interest at the rate of 12% per annum with principal and interest payments due monthly. This note is secured by the same collateral and under the same terms as the First and Second Promissory Notes issued to MEI.

In connection with these loans, we granted MEI a first position security interest in oil and gas drilling equipment owned by us. Pursuant to the terms of an Escrow Agreement, a third-party escrow agent has been retained to hold the certificates of title for the equipment to which title is evidenced by a certificate. The remaining equipment is subject to a financing statement that has been filed with the Tennessee Secretary of State.

We used the proceeds from this loan for general corporate purposes.

The description of the terms and conditions of the Secured Promissory Notes, the Loan and Security Agreement and the Escrow Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of such documents which were filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to our Quarterly Report on Form 10-Q for the period ended January 31, 2010, and Exhibit
10.34 to our Registration Statement on Form S-1 filed on August 13, 2010.

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

                                       MILLER PETROLEUM, INC.

Date: September 13, 2010               By: /s/ Scott M. Boruff
                                           -------------------
                                           Scott M. Boruff
                                           Chief Executive Officer,
                                           principal executive officer


Date: September 13, 2010               By: /s/ Paul W. Boyd
                                           ----------------
                                           Paul W. Boyd
                                           Chief Financial Officer, principal
                                           financial and accounting officer