Form 10-Q
period 2010-10-31
MILLER PETROLEUM INC
filed 2010-12-10
CIK 785968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

                                 (865) 223-6575
                                 --------------
              (Registrant's telephone number, including area code)

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of Class        No. of Shares Outstanding at December 7, 2010
     --------------        ---------------------------------------------
      Common Stock                           38,281,253

                             MILLER PETROLEUM, INC.
                                   FORM 10-Q
                                OCTOBER 31, 2010
                               TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Summary Financial Data at October 31, 2010 and 2009 (Unaudited),
           July 31, 2010 (Unaudited), April 30, 2010, and
           January 31, 2009 (Unaudited).....................................   4

         Consolidated Balance Sheets at October 31, 2010 (Unaudited) and
           April 30, 2010...................................................   6

         Consolidated Statements of Operations for the Three and Six Months
           ended October 31, 2010 (Unaudited) and 2009 (Unaudited)..........   8

         Consolidated Statements of Cash Flows for the Six Months ended
           October 31, 2010 and 2009 (Unaudited)............................   9

         Notes to Consolidated Financial Statements (Unaudited).............  10

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................  20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  27

Item 4.  Controls and Procedures............................................  28

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  28

Item 1A. Risk Factors.......................................................  28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  29

Item 3.  Defaults Upon Senior Securities....................................  29

Item 4.  (Removed and Reserved).............................................  29

Item 5.  Other Information..................................................  29

Item 6.  Exhibits...........................................................  29

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

                          OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms the "Company," "we," "us," "ours," and similar terms refers to Miller Petroleum, Inc., a Tennessee corporation doing business as Miller Energy Resources and our subsidiaries, Miller Rig & Equipment, LLC, Miller Drilling TN, LLC and Miller Energy Services, LLC, East Tennessee Consultants, Inc., East Tennessee Consultants II, LLC, Miller Energy GP, LLC, and Cook Inlet Energy, LLC ("CIE" or "Cook Inlet Energy").

The information which appears on our web site at www.millerenergyresources.com is not part of this report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             MILLER PETROLEUM, INC.
                         SUMMARY FINANCIAL INFORMATION
                                  (UNAUDITED)

                                           For the Three       For the Three        For the Six         For the Six
                                           Months Ended        Months Ended        Months Ended        Months Ended
                                            October 31,         October 31,         October 31,         October 31,
                                               2010                2009                2010                2009
                                           -------------       -------------       ------------        -------------
Revenue

Oil and gas revenue ....................   $   6,081,793       $     212,225       $ 10,872,972        $     616,617
Service and drilling revenue ...........         593,869             121,179          1,002,937              244,407
                                           -------------       -------------       ------------        -------------
Total ..................................       6,675,662             333,404         11,875,909              861,024

Direct Expenses

Oil and gas ............................       3,611,582               4,333          5,915,689               28,377
Service and drilling ...................         341,408             214,153            837,155              458,653
Depletion expense ......................       1,660,282             177,182          3,237,130              294,616
                                           -------------       -------------       ------------        -------------
Total ..................................       5,613,272             395,668          9,989,974              781,646
                                           -------------       -------------       ------------        -------------
Gross Profit (loss) ....................       1,062,390             (62,264)         1,885,935               79,378

Selling, general and administrative ....       3,148,743           1,028,841          5,915,416            1,681,232
Depreciation and amortization ..........         615,615             100,240          1,029,439              211,967
                                           -------------       -------------       ------------        -------------
                                               3,764,358           1,129,081          6,944,855            1,893,199
                                           -------------       -------------       ------------        -------------
LOSS FROM OPERATIONS ...................      (2,701,967)         (1,191,345)        (5,058,920)          (1,813,821)

Total other income .....................         379,815             996,063          2,993,107            1,689,974

NET LOSS BEFORE INCOME TAXES ...........   $  (2,322,153)      $    (195,282)      $ (2,065,812)       $   (123,847)

                             MILLER PETROLEUM, INC.
                         SUMMARY FINANCIAL INFORMATION
                                  (UNAUDITED)
                                  (continued)

                                            October 31,           July 31,           April 30,          January 31,
                                                2010                2010                2010               2010
                                            (Unaudited)         (Unaudited)                             (Unaudited)
                                           -------------       -------------       -------------       -------------
Cash ...................................   $     986,547       $     472,543       $   2,750,841       $   2,508,186
Cash, restricted .......................         126,697             126,379             126,064             131,499
                                           -------------       -------------       -------------       -------------
Total Cash .............................       1,113,244             598,922           2,876,905           2,639,685

Oil and Gas Properties .................     378,714,358         378,509,510         376,216,621         371,725,938

Total Assets ...........................     503,324,002         500,921,122         500,452,155         493,244,733

Total Current Liabilities ..............      20,420,719           6,053,165           4,828,333           1,284,932

Total Long-term Liabilities ............     204,848,993         217,331,590         219,883,001         201,350,622

Total Stockholders' Equity .............     278,054,291         277,536,367         275,740,821         290,609,179

Total Gross Producing Oil Wells ........             186                 186                 188                 196

Total Gross Producing Gas Wells ........             313                 323                 337                 249
                                           -------------       -------------       -------------       -------------
Total Gross Producing Wells.............             499                 509                 525                 445


Gross Oil/Gas Lease/License Acreage ....         634,219             634,219             645,683             657,170

Net Oil/Gas Lease/License Acreage ......         597,224             597,224             603,546             610,728


Total Proved Oil Reserves MBOE .........          10.344 (1)          10.344 (1)          10.344 (1)           9.578 (2)

Total Proved Gas Reserves MBOE .........           0.910 (1)           0.910 (1)           0.910 (1)           1.149 (2)

Total Proved, Probable, Possible
  Oil Reserves MBOE ....................          17.634 (1)          17.634 (1)          17.634 (1)          16.602 (2)

Total Proved Probable, Possible
  Gas Reserves MBOE ....................           3.321 (1)           3.321 (1)           3.321 (1)           2.652 (2)

(1) Based on Reserve Reports dated April 30, 2010.

(2) Based on Reserve Reports dated April 30, 2009, June 8, 2009, June 18, 2009, October 31, 2009, and December 10, 2009.

                             MILLER PETROLEUM, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    October 31,      April 30,
                                                       2010            2010
                                                    (Unaudited)
                                                   ------------    ------------

CURRENT ASSETS

Cash ..........................................    $    986,547    $  2,750,841
Cash, restricted ..............................         126,697         126,064
Accounts receivable, net ......................       1,676,475       1,444,844
Accounts receivable - related parties .........          49,740          47,446
Tax credits receivable.........................       2,167,044       1,107,000
Inventory .....................................         627,746         521,639
Prepaid expenses ..............................       1,487,444         275,610
                                                   ------------    ------------

Total Current Assets ..........................       7,121,693       6,273,444

Fixed Assets, net..............................     114,170,884     114,820,779

OIL AND GAS PROPERTIES, NET

(On the basis of successful efforts accounting)     378,714,358     376,216,621


Land ..........................................         526,500         526,500
Cash - restricted, long-term ..................       2,314,517       2,071,839
Other assets ..................................         476,050         542,972
                                                   ------------    ------------

Total Other Assets ............................       3,317,067       3,141,311
                                                   ------------    ------------

TOTAL ASSETS ..................................    $503,324,002    $500,452,155
                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             MILLER PETROLEUM, INC.
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    October 31,      April 30,
                                                       2010            2010
                                                    (Unaudited)
                                                   ------------    ------------

CURRENT LIABILITIES

Accounts payable - trade ......................    $  8,604,077    $  3,579,112
Accrued expenses ..............................         399,517         421,938
Current derivative liability ..................      11,035,701         720,840
Unearned revenue ..............................         108,473         106,443
Income taxes payable...........................         272,950               -
                                                   ------------    ------------

Total Current Liabilities .....................      20,420,718       4,828,333

LONG-TERM LIABILITIES

Deferred income taxes payable .................     184,195,928     184,468,878
Asset retirement liability ....................      15,662,003      15,662,002
Long term derivative liability ................       2,706,191      16,708,947
Notes payable, related parties, net ...........       2,284,871       1,803,775
Notes payable - other, net ....................               -       1,239,399
                                                   ------------    ------------

Total Long-term Liabilities ...................     204,848,993     219,883,001
                                                   ------------    ------------

Total Liabilities .............................     225,269,711     224,711,334


STOCKHOLDERS' EQUITY

Common stock, 500,000,000 shares authorized at
  $0.0001 par value, 36,167,439 and 32,224,894
  shares issued and outstanding, respectively             3,617           3,223
Additional paid-in capital ....................      30,939,449      27,620,605
Retained earnings .............................     247,111,225     248,116,993
                                                   ------------    ------------

Total Stockholders' Equity ....................     278,054,291     275,740,821
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....    $503,324,002    $500,452,155
                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             MILLER PETROLEUM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           For the Three       For the Three        For the Six         For the Six
                                           Months Ended        Months Ended        Months Ended        Months Ended
                                            October 31,         October 31,         October 31,         October 31,
                                               2010                2009                2010                2009
                                           -------------       -------------       -------------       -------------
REVENUES
Oil and gas revenue ....................   $   6,081,793       $     212,225       $  10,872,972       $     616,617
Service and drilling revenue ...........         593,869             121,179           1,002,937             244,407
                                           -------------       -------------       -------------       -------------

Total Revenue ..........................       6,675,662             333,404          11,875,909             861,024

COSTS AND EXPENSES

Cost of oil and gas revenue ............       3,611,582               4,333           5,915,689              28,377
Cost of service and drilling revenue ...         341,408             214,153             837,155             458,653
Selling, general and administrative ....       3,148,743           1,028,840           5,915,416           1,681,232
Depreciation, depletion and amortization       2,275,897             277,422           4,266,568             506,583
                                           -------------       -------------       -------------       -------------

Total Costs and Expenses ...............       9,377,630           1,524,748          16,934,828           2,674,845
                                           -------------       -------------       -------------       -------------


LOSS FROM OPERATIONS ...................      (2,701,968)         (1,191,344)         (5,058,919)         (1,813,821)

OTHER INCOME (EXPENSE)
Interest income ........................           1,174               7,498               5,726              15,469
Interest expense .......................        (410,422)             (6,258)           (629,758)            (19,127)
Gain on derivative securities...........         781,938                   -           3,687,895                   -
Loan fees and costs.....................            (375)            (62,742)            (90,755)           (115,377)
Gain (loss) on sale of equipment........           7,500                   -               7,500              (9,755)
Gain on sale of oil and gas properties..               -                   -              12,500                   -
Gain on acquisitions ...................               -           1,057,564                   -           1,818,764
                                           -------------       -------------       -------------       -------------

Total Other Income......................         379,815             996,062           2,993,108           1,689,974
                                           -------------       -------------       -------------       -------------

NET LOSS BEFORE INCOME TAXES ...........      (2,322,153)           (195,282)         (2,065,811)           (123,847)

INCOME TAX BENEFIT......................         633,477              39,258           1,060,043              40,436
                                           -------------       -------------       -------------       -------------

NET LOSS................................   $  (1,688,676)      $    (156,024)      $  (1,005,768)      $     (83,811)
                                           =============       =============       =============       =============

LOSS PER SHARE
  BASIC ................................   $       (0.05)      $       (0.01)      $       (0.03)      $       (0.00)
  DILUTED ..............................   $       (0.05)      $       (0.01)      $       (0.03)      $       (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC ................................      34,314,794          18,555,604          33,575,258          17,913,621
  DILUTED ..............................      34,314,794          18,555,604          33,575,258          17,913,621

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             MILLER PETROLEUM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                          For the Six         For the Six
                                                          Months Ended        Months Ended
                                                        October 31, 2010    October 31, 2009
                                                        ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss ...........................................    $    (1,005,768)    $       (83,811)

  Adjustments to Reconcile Net Loss to Net Cash
    Provided (Used) by Operating Activities:

  Depreciation, depletion and amortization .........          4,266,568             506,584
  Loss (gain) on sale of equipment .................             (7,500)              9,755
  Gain on sale of oil and gas properties............            (12,500)                  -
  Gain on acquisitions .............................                  -          (1,818,764)
  Derivative liability, net ........................         (3,687,895)                  -

  Prepaid offering costs............................                  -             213,623
  Issuance of equity for services...................                  -              25,798
  Issuance of equity for compensation ..............          1,462,490                   -
  Issuance of equity for financing costs ...........                  -              97,499

  Changes in Operating Assets and Liabilities:
    Accounts receivable ............................           (233,925)             11,677
    Tax credits receivable .........................         (1,060,043)                  -
    Inventory ......................................           (106,107)            (90,891)
    Prepaid expense ................................         (1,211,834)            (51,627)
    Accounts payable ...............................          5,024,965             213,770
    Accrued expenses ...............................            (22,420)            190,612
    Unearned revenue ...............................              2,030               5,653
    Income taxes payable ...........................                  -             (39,259)
    Deferred interest ..............................                  -               1,208
    Other assets ...................................            462,684                   -
                                                        ---------------     ---------------

  Net Cash Provided (Used) by Operating Activities .          3,870,742            (808,173)
                                                        ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment and improvements ...........           (171,029)            (25,892)
  Capital expenditures for oil and gas properties...         (5,734,867)            (20,681)
  Proceeds from sale of oil and gas properties .....             12,500              25,000
  Proceeds from sale of equipment ..................              7,500              50,000
                                                        ---------------     ---------------

  Net Cash Provided (Used) by Investing Activities .         (5,885,896)             28,427
                                                        ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable ........................                  -             (12,121)
  Deferred financing assets ........................             (7,580)                  -
  Proceeds from borrowing ..........................            350,000             300,000
  Proceeds from sale of stock, net .................                  -             336,875
  Cash acquired through acquisition ................                  -             203,993
  Exercise of equity rights ........................            151,750                   -
  Restricted cash ..................................               (633)                 63
  Restricted cash non-current ......................           (242,678)               (792)
                                                        ---------------     ---------------

  Net Cash Provided by Financing Activities ........            250,859             828,018
                                                        ---------------     ---------------

NET INCREASE (DECREASE) IN CASH ....................         (1,764,295)             48,272

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....          2,750,841              46,566
                                                        ---------------     ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...........    $       986,547     $        94,838
                                                        ===============     ===============

CASH PAID FOR INTEREST .............................    $       632,226     $       101,879
CASH PAID FOR TAXES ................................    $             -     $             -

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ITEMS:

Beneficial conversion right of debt issues..........    $             -     $             -
Financing costs from issuance of warrants and stock     $             -     $        97,499
Cash acquired through issuance of stock ............    $             -     $       203,993
Restricted cash acquired through issuance of stock .    $             -     $       196,682
Net assets acquired through issuance of stock ......    $             -     $     1,988,089
Conversion of debt for equity ......................    $     1,705,000     $             -

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             MILLER PETROLEUM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

These consolidated financial statements include the accounts of Miller Petroleum, Inc. (the "Company") and the accounts of its subsidiaries, Miller Drilling TN, LLC, Miller Energy Services, LLC, East Tennessee Consultants, Inc. and East Tennessee Consultants II, LLC for the comparative periods ended October 31, 2010 and 2009. Miller Petroleum, Inc.'s subsidiaries Miller Energy GP, LLC and Cook Inlet Energy, LLC were included in the consolidation for the period ended October 31, 2010 only, since these subsidiaries started up subsequent to the six months ended October 31, 2009. All inter-company balances have been eliminated in consolidation.

The Company's principal business consists of oil and gas exploration, production and related property management in the Appalachian region of eastern Tennessee as well as in the Cook Inlet Basin of Alaska. The Company's corporate offices are in Huntsville, Tennessee. The Company operates as one reportable business segment, based on the similarity of activities.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's April 30, 2010 Annual Report on Form 10-K. The results of operations for the period ended October 31, 2010 are not necessarily indicative of operating results for the full year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.

(2) ACCOUNTING POLICIES

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period amounts presented to conform to the current period presentations.

PRINCIPLES OF CONSOLIDATION AND NON-CONTROLLING INTEREST

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned at October 31, 2010 except for Miller Energy Income, 2009-A, LP("MEI"), which is controlled by the Company. The non-controlling ownership interests in the net income (loss) are reflected within non-controlling interests on the Company's consolidated statements of operations. The non-controlling interests in the assets and liabilities of MEI are reflected as a component of stockholders' equity on the Company's consolidated balance sheets. All material intercompany transactions have been eliminated.

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

The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months' financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month's financial results. Management believes that the operating results presented for the six months ended October 31, 2010 represent actual results in all material respects.

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

The determination of oil and natural gas reserve estimates is a subjective process, and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results

Oil and gas properties are reviewed annually for impairment or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges are recorded if conditions indicate the Company will not explore the acreage prior to expiration of the applicable leases or if it is determined that the carrying value of the properties is above their fair value. There were no impairments of oil and gas properties or unproved properties recorded by the Company for the six months ended October 31, 2010 and 2009.

INVENTORY

Inventory consists primarily of crude oil in tanks and is carried at the lower of cost or market on a "FIFO" basis.

RECENT ACCOUNTING PRONOUNCEMENTS

All issued, but not yet effective accounting pronouncements are determined to be not applicable or significant by management and once adopted are not expected to have a material impact on the financial position of the Company.

(3) PARTICIPANT RECEIVABLES, RELATED PARTY RECEIVABLES AND PAYABLES

Participant and related party receivables consist of receivables contractually due from our various joint venture partners in connection with routine exploration, betterment and maintenance activities. Our collateral for these receivables generally consists of lien rights over the related oil producing properties at both October 31, 2010 and April 30, 2010.

The Company had an account receivable from a member of the Board of Directors, and his family, at October 31, 2010 and April 30, 2010 in the amounts of $24,246 and $29,950, respectively for work performed on oil and gas wells. This board member and his son own partial interests in the oil and gas wells the Company also owns.

The Company had notes payable at October 31, 2010 and April 30, 2010 of $3,071,444 and $2,721,444, respectively, to MEI. MEI's general partner is Miller Energy GP, LLC, a 100% owned subsidiary of the Company.

4) FIXED ASSETS

Fixed assets consist of the following:

                                          October 31,         April 30,
                                             2010               2010
                                        -------------      -------------
Machinery & Equipment ............      $   4,768,658      $   4,620,219
Pipelines ........................         17,000,000         17,000,000
Oil platform .....................          6,000,000          6,000,000
Vehicles .........................          1,418,415          1,402,094
Buildings ........................         87,682,810         87,682,810
Office Equipment .................             83,680             77,411
                                        -------------      -------------
                                          116,953,563        116,782,534
Less: accumulated depreciation ...         (2,782,679)        (1,961,755)
                                        -------------      -------------
Net Fixed Assets .................      $ 114,170,884      $ 114,820,779

The increase in Machinery and Equipment primarily resulted from purchase of a rig. The increase in vehicles resulted from the purchase of two used trucks. The increase in office equipment primarily resulted from the purchase of new accounting software and new computers. Depreciation expense for the six months ended October 31, 2010 and 2009 was $1,029,439 and $211,967 respectively.

(5) DERIVATIVE LIABILITIES

Effective May 1, 2009, the Company adopted the provisions of EITF 07-05 "Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company's Own Stock," which was codified into ASC Topic 815 - Derivatives and Hedging. ASC 815 applies to any freestanding financial instruments or embedded features that have characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity's own common stock. The Company has 3,030,529 of warrants with exercise reset provisions, which are considered freestanding derivative instruments. ASC 815 requires these warrants to be recorded as liabilities as they are no longer afforded equity treatment. The derivative liability as of October 31, 2010 and April 30, 2010 of $13,741,892 and $17,429,787, respectively is comprised of three transactions, 2,013,814 warrants issued in the current and past years, which were subject to an ongoing dispute but was resolved on December 3, 2010. See Note 12. Also, 716,715 warrants were issued in an equity financing in March 2010 and 300,000 warrants were issued pursuant to a consulting arrangement in March 2010.

The Company utilized the Black-Scholes pricing model for the 716,715 and 300,000 warrants with the following weighted average assumptions: a risk free rate of 0.51%, expected life terms ranging from 1.9 years to 2.0 years, an expected volatility of 75% and a dividend rate of 0.0%. The fair value of the warrants issued and outstanding at May 1, 2009, attributed to this derivative liability has been determined to be immaterial due to the low stock price in comparison to the exercise price, hence there was no adjustment to make upon adoption of this accounting standard. During the six months ended October 31, 2010, the Company has recorded non-cash gains of $3,687,895 relating to the change in fair value of these derivative instruments.

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

The fair value of our financial instruments at October 31, 2010 and April 30, 2010 are as follows:

                                 Fair Value Measurements at Reporting Date Using
                                 -----------------------------------------------
                                   Quoted
                                 Prices in
                                   Active
                                  Markets         Significant
                                    for              Other          Significant
                                 Identical        Observable        Unobservable
                                   Assets           Inputs             Inputs
Description                      (Level 1)         (Level 2)         (Level 3)
-----------------------          ----------       -----------       ------------
Derivative securities -
April 30, 2010 ........          $        -       $         -       $ 17,429,787
                                 ==========       ===========       ============
Derivative securities -
October 31, 2010 ......          $        -       $         -       $ 13,741,892
                                 ==========       ===========       ============

(6) LONG-TERM DEBT

The Company had the following debt obligations at October 31, 2010 and April 30, 2010:

                                                       October 31,    April 30,
                                                          2010          2010
                                                      -----------   -----------
6% convertible secured promissory notes, secured by
  35,235 lease acreage, bearing interest at 6.00%,
  due December 4, 2016 ............................   $         -   $ 1,705,000

Secured promissory notes, secured by certain
  equipment, bearing interest at 12%, due
  November 1, 2013 and December 1, 2013 ...........     3,071,444     2,721,444

                                                      -----------   -----------
     Total Notes Payable ..........................     3,071,444     4,426,444

     Less current maturities on other notes payable             -             -

     Less debt discount ...........................      (786,573)   (1,383,271)
                                                      -----------   -----------
     Notes Payable - Long-term ....................   $ 2,284,871   $ 3,043,173
                                                      ===========   ===========

In December 2009, the Company raised $2,855,000 as 6% convertible secured promissory notes. These convertible secured notes bear interest at 6% per annum and mature in December 2016. The convertible secured notes, including any accrued and unpaid interest are convertible into common stock at $.55 per share, at the option of the holder. The conversion price was below market at the time of this debt raise, as a result the fair value of beneficial conversion feature was computed to be $809,263. This beneficial conversion feature was recorded as a debt discount and is being amortized over the term of the debt. The amortization expense recorded for the quarter ended July 31, 2010 was $38,710. As of the October 31, 2010, all of the notes have been converted into shares of our common stock.

On November 1, 2009, December 15, 2009 and May 15, 2010 MEI, a controlled entity of the Company, extended loans, as amended, of $2,365,174, $356,270, and $350,000 respectively, totaling $3,071,444 to the Company. These loans bear interest at a rate of 12% per year and are due in four years. These loans require monthly payments of interest only, with the principal due at the maturity date. The Company provided oil and gas drilling equipment as collateral for the loan. The Company issued 1,329,250 shares of common stock and 1,329,350 warrants to purchase common stock at an exercise price of a $1.00. These common shares and warrants issued had a fair value of $1,048,765, which have been recorded as a debt discount to be amortized over 48 months the term of such debt. Amortization expense of the debt discount costs for the six months ended October 31, 2010 was $131,096.

ASC 410-20 "Accounting for Asset Retirement Obligations" addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the estimated costs to capitalize a well and site remediation once a well is abandoned. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The changes in the Company's liability for the periods ended April 30, 2010 and October 31, 2010 are as follows:

Asset retirement obligation as of April 30, 2010 ......   $ 15,662,003
Changes for 2011 ......................................              -
                                                          ------------
Asset retirement obligation as of October 31, 2010 ....   $ 15,662,003

(7) STOCKHOLDERS' EQUITY

During the six months ended October 31, 2010, we issued the following securities: 3,942,545 shares, which included four warrant holders who exercised warrants for 177,600 shares in a cashless exercise that netted the holders 142,286 shares and five other warrant holders exercised warrants for 151,750 shares for an exercise price of $1.00. In addition, fifteen note holders converted $1,705,000 of their 6% secured convertible notes at a conversion rate of $0.55 and we issued 3,099,999 shares. We also issued 30,000 shares to an advisor to the Board for services rendered. And on October 29, 2010, we entered into a settlement agreement with Petro Capital III, LP and Petro Capital Advisors, LLC and resolved litigation that had been pending in federal court in Texas. The settlement agreement resulted in our issuing a total of 518,510 shares of our common stock to Petro Capital III, LP and Petro Capital Advisors, LLC. The Company also issued 3,100,000 employee and director options between February 18, 2010 and July 31, 2010 and 100,000 options to an advisor to the Board on October 1, 2010 which created compensation expense of $1,296,590 for the six months ended October 31, 2010.

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

As of October 31, 2010 the exercise price of warrants and options below market value were $14,729,429, and therefore there are dilutive effects of the common stock equivalents for the outstanding vested stock options and warrants for the six months ended October 31, 2010.

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

We estimated the fair value of options and warrants granted during the six months ended October 31, 2010 and 2009 on the date of grant, using the Black-Scholes pricing model with the following assumptions:

                                                            2010          2009
                                                          --------      --------
Weighted average of expected risk-free interest
  rates (Approximate 3 year Treasury Bill rate) ....        1.44%          1.50%
Expected years from vest date to exercise date .....         3.0            2.5
Expected stock volatility ..........................       50-79%       371-394%
Expected dividend yield ............................           0%             0%

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

The Company recorded $1,462,490 and $515,891 of compensation expense, net of related tax effects, relative to stock options and warrants for the six months ended October 31, 2010 and 2009, respectively in accordance with the FASB guidance. Net loss per share basic for this expense is $0.04 and $0.02 and net loss per share diluted for this expense is $0.04 and $0.02.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price. During the six months ended October 31, 2010 and 2009, the aggregate intrinsic value of stock options and warrants outstanding was $3,438,991 and $0, respectively.

A summary of the stock options and warrants as of October 31, 2010 and 2009 and changes during the periods is presented below:

                           Six months ended               Six months ended
                           October 31, 2010               October 31, 2009
                     ----------------------------   ----------------------------
                      Number of       Weighted       Number of      Weighted
                     Options and       Average      Options and      Average
                       Warrants    Exercise Price     Warrants    Exercise Price
                     -----------   --------------   -----------   --------------
Balance at April 30   12,306,305   $         1.50     4,090,000   $         0.88
Granted ...........      425,000             5.22       737,500             1.05
Exercised .........      750,986             0.44             -                -
Expired ...........            -                -        50,000             0.81
Cancelled .........      135,314             4.78             -                -
                     -----------   --------------   -----------   --------------
Balance at
October 31 ........   11,845,005             2.58     4,777,500             0.90

Options exercisable
at October 31 .....    6,370,005   $         1.61     4,590,000   $         0.93
                     ===========   ==============   ===========   ==============

The following table summarizes information concerning stock options and warrants outstanding and exercisable at October 31, 2010:

                                                        Options and Warrants
          Options and Warrants Outstanding                   Exercisable
----------------------------------------------------   ----------------------
                               Weighted
                                Average     Weighted                 Weighted
  Range of                     Remaining     Average                 Average
  Exercise        Number      Contractual   Exercise     Number      Exercise
   Price        Outstanding      Life        Price     Exercisable    Price
-------------   -----------   -----------   --------   -----------   --------
$0.01 to 0.69     2,080,000       2.6       $   0.31     1,955,000   $   0.31
 1.00 to 1.82     4,247,950       3.1           1.07     2,747,950       1.11
 2.00 to 2.52     1,750,000       3.6           2.13       750,000       2.30
 4.98 to 6.94     3,767,055       8.4           5.73       917,055       5.31
                -----------                 --------   -----------   --------
                 11,845,005       4.8       $   2.58     6,370,005   $   1.61
                ===========                 ========   ===========   ========

(9) INCOME TAX

The Company operates several oil and gas wells in Alaska and has leased properties for other oil and gas exploration purposes. Alaska has investment tax incentives whereby through June 30, 2010, up to 20% of certain qualified expenditures are reimbursable via a tax credit which can be sold to other oil and gas companies at a discount to obtain an immediate realization of such benefits or such tax credits could be utilized by the Company to offset taxes due or obtain a refund based on certain future reinvestment criteria. Effective July 1, 2010, the state of Alaska has increased the tax incentive rate from 20% to 40% and relaxed the criteria for a refund requirement to be obtained from the state of Alaska. The Company has recorded a total of $2,167,043 in Tax credits receivable for an estimate of an investment tax credit incentive refund due from the state of Alaska, as of October 31, 2010, of which $ 1,060,043 was recorded during the six months ended October 31, 2010.

(10) COMMITMENTS

Cook Inlet Energy was one of nine successful bidders in the State of Alaska's Division of Oil & Gas Cook Inlet Area wide 2010 Competitive Oil and Gas Lease Sale. Cook Inlet Energy will acquire seven tracts which cover an estimated 27,520 acres upon payment of the balance of the purchase price, which is $727,033. This amount will be due once the title work is complete which we presently anticipate to be in January 2011. All of these tracts complete acreage positions covering prospects acquired in Cook Inlet Energy's purchase of a portfolio of Pacific Energy Alaska assets. We have not included this acreage in our calculation of gross or net lease acres in this report.

(11) LITIGATION

CNX Gas Company, LLC commenced litigation on June 11, 2008 in the Chancery Court of Campbell County, State of Tennessee in a case style CNX Gas Company, LLC vs. Miller Petroleum Inc., Civil Action No. 08-071, to enjoin us from assigning or conveying certain leases described in the Letter of Intent signed by CNX and our company on May 30, 2008, to compel us to specifically perform the assignments as described in the Letter of Intent, and for damages. A Notice of Lien Lis Pendens was issued June 11, 2008. We moved for entry of summary judgment dismissing the claims asserted against us by CNX and on January 30, 2009 the court found that CNX's claims had no merit. The court granted our motion and dismissed all claims asserted by CNX in that action. CNX has appealed the ruling, and briefs have been submitted to the Court of Appeals of Tennessee. Oral arguments were held on May 18, 2010, and an opinion from the Court of Appeals is expected any day now.

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

On October 8, 2009 we filed an action styled Miller Petroleum, Inc. v. Maynard, Civil Action No. 9992 in the Chancery Court for Scott County, Tennessee, seeking a declaratory judgment that there has been continuing commercial production of oil, and oil and gas lease owned by us is still in full force and effect. The defendant filed an Answer and Counterclaim, seeking in the Counterclaim a declaration that the oil and gas lease has expired. Although no compensatory monetary damages have been sought against us, the Counterclaim does seek attorney fees, expenses and costs. On October 27, 2010, a temporary injunction was granted allowing us access to the property at issue in this case. We are presently conducting discovery.

We are also party to various routine legal proceedings arising in the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

(12) SUBSEQUENT EVENTS

On November 17, 2010, we issued 100,000 shares of stock in a transaction in which we acquired a jet from three sellers, one of which is a consultant to the company. Another one of the sellers is affiliated with that consultant. The third seller is an unrelated party. The Board of Directors made a good faith valuation of the jet at approximately $550,000, based on the value of comparable jets. We plan on leasing the jet when it is not in use by us.

On November 19, 2010, the Regulatory Commission of Alaska accepted a settlement agreement between CIE and the Cook Inlet Pipe Line Company ("CIPL"). CIPL, a subsidiary of Chevron Pipeline Co., operates a 42-mile pipeline on the west side of Cook Inlet, and is the sole means by which CIE can export its oil production. This settlement reduced transportation costs for all CIE production by $6.57 per barrel to a rate of $8.00 per barrel for the remainder of 2010. The actual rate to be paid by CIE to CIPL for 2010 shall be determined in accordance with the annual true-up procedure detailed below. The actual rate to be paid for 2010 may be more or less than $8.00 per barrel after the true-up. The settlement also lays out a methodology for determining CIE's future pipeline transportation rates. The rates to be paid by CIE to CIPL during calendar years 2011 through 2014 shall be determined by dividing the agreed annual CIPL revenue requirement of $17.28 million for each year of the term of the Settlement Agreement by the forecasted total annual CIPL throughput. CIE has committed to pay for transportation of a minimum of 260,063 barrels of production in 2010 and 346,750 barrels in each of the years 2011 through 2014. Each February, a true-up adjustment for the previous year will be made by dividing the $17.28 million revenue requirement of the pipeline by the actual number of barrels put through the line by all shippers to determine the rate due to CIPL. After the rate due to CIPL is determined in accordance with the true-up terms, any overpayment by CIE up to $250,000 will be credited against future shipments, and any amount above $250,000 shall be repaid to CIE in cash. In the event that CIE had underpaid CIPL for the previous year, payment of that shortfall would be made after the annual true up.

On December 3, 2010, we entered into a settlement agreement with Prospect Capital Corporation ("Prospect") to resolve all potential claims arising from the loan transaction in May 2004 in which Prospect acted as one of the lenders. This dispute was rooted in the same facts and circumstances as the previously settled lawsuit with Petro Capital III, LP and Petro Capital Advisors, LLC (collectively "Petro"). The terms of the settlement agreement are similar to the terms upon which Petro settled their claims. We issued Prospect a total of 2,013,814 shares of our common stock, in exchange for waivers of their claims. The shares are subject to certain volume limitations for future sales. The current derivative liability of $11,035,701 has been satisfied with the issuance of the aforementioned shares.

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

Currently, we are continuing to develop the acreage we acquired during fiscal 2009 and 2010.

These acquisitions have grown our acreage position to approximately 634,219 acres of gross oil and gas leases and exploration license rights (597,224 net acres), which includes 471,474 acres under the Susitna Basin Exploration License.

During the six months ended October 31, 2010, we began reworking two of our Alaska wells and capitalized approximately $3.9 million of costs associated with those efforts. In addition, we plan to drill five new wells in the next six to nine months. However, this is dependent upon the availability of additional capital.

Our management is focusing the majority of its efforts on growing our company. In addition to raising capital we are also continuing to focus our short-term efforts on three distinct areas, including the following:

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

Our ability, however, to implement one or more of these goals in a timely manner is dependent upon the availability of additional capital. To expand our operations as set forth above, we will need up to $15 million to $35 million of additional capital to develop our Alaska reserves. In addition, we will also need to raise substantial additional capital to meet our funding commitments under the Assignment Oversight Agreement with the Alaska Department of Natural Resources ("Alaska DNR").

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

During the first six months of fiscal 2011, we have been the successful bidder on additional acreage in Alaska that complements our current acreage, strategically assigned other leases to another producer, settled one of our significant lawsuits, and secured the extension of the Susitna Basin Exploration License for an additional three years.

Cook Inlet Energy was one of nine successful bidders in the State of Alaska's Division of Oil & Gas Cook Inlet Area wide 2010 Competitive Oil and Gas Lease Sale. Cook Inlet Energy will acquire seven tracts which cover an estimated 27,520 acres upon payment of the balance of the purchase price, which is $727,033. This amount will be due once the title work is complete which we presently anticipate to be in January 2011. All of these tracts complete acreage positions covering prospects acquired in Cook Inlet Energy's purchase of a portfolio of Pacific Energy Alaska assets. We have not included this acreage in our calculation of gross or net lease acres in this report.

Cook Inlet Energy assigned four leases with a total gross acreage of 8,828.5 acres to Buccaneer Alaska for a total consideration of $12,500.00, as of June 1, 2010. We retained the overriding royalty interests in each lease including 2% in the ADL-391108 and ADL-17595-2 leases and 4% in the ADL-390379 and ADL-390370 leases. If Buccaneer Alaska fails to drill at least one well on the leased acreage by 2013, we will be entitled to a payment of $303,613, and may choose to cause Buccaneer Alaska to assign any of the leases to us that remain active.

On October 29, 2010, we entered into a settlement agreement with Petro Capital III, LP and Petro Capital Advisors, LLC and resolved litigation that had been pending in federal court in Texas. The settlement agreement resulted in our issuing a total of 518,510 shares of our common stock to Petro Capital III, LP and Petro Capital Advisors, LLC. Besides the attorney fee savings and certainty that comes from the settlement and dismissal of the lawsuit, as a result of the settlement, we will be able to eliminate a substantial amount of the derivative liability that we have currently booked as a result of the anti-dilution clause in the warrants at issue in this matter. These warrants, along with the similar warrants granted to Prospect Capital Corporation (which settled similar claims against us on December 3, 2010), accounted for 80% of our derivative liability, which has been eliminated and will no longer be booked going forward.

On October 29, 2010, Cook Inlet Energy secured a three year extension of its Susitna Basin Exploration License, which is comprised of 471,474 acres. The terms of the extension require us to spend an aggregate of $750,000 over the next three years under a new work commitment. This extension will allow us to identify the most valuable acres covered by the license and convert only the most promising prospects to leases at the expiration of the license. Had we failed in securing this extension, we would have had to identify acreage to convert to leases and acreage to relinquish upon the license's expiration at the end of October, 2010.

LEASES AND LICENSES

Our current leased and licensed acreage position is 634,219 acres (gross) and 597,224 acres (net). We also hold a total 25,964 acres in ORRIs in Alaska. We do not include the ORRI acreage in our calculation of leased and licensed acreage. The terms of our leases and licenses have a net revenue interest ranging from 0.1% to 100.0% and run from three to five years. We are presently reviewing these leases and licenses to determine the capital requirements and timing for drilling additional wells. To expand our operations by drilling on our leases, we will require additional capital. We retained royalty interests of 2% and 4% in the acres assigned to Buccaneer, and will stand to share in any profit created by wells drilled on this acreage. As a part of our fiscal 2008 sale to Atlas Energy, we retained a 5% royalty interest on a 1,930 acre tract that we expect to be the subject of Atlas Energy drilling. When wells are developed on this acreage, we stand to share in any profit they create. Additionally, we retained the right to participate in up to ten wells with a 25% working interest without promote.

RESULTS OF OPERATIONS

REVENUES
--------

The following table shows the components of our revenues for the three and six months ended October 31, 2010 and 2009, together with their percentages of total revenue in 2010 and percentage change on a period-over-period basis.

                                         For the Three Months Ended
                            ----------------------------------------------------
                            October 31,   % of    October 31,   % of
                               2010      Revenue     2009      Revenue  % Change
                            -----------  -------  -----------  -------  --------
REVENUES

Oil and gas revenue .....   $ 6,081,793     91%   $   212,225     64%    2,766%
Service and drilling
 revenue ................       593,869      9%       121,179     36%      390%
                            -----------           -----------
Total Revenue ...........   $ 6,675,662    100%   $   333,404    100%    1,902%


                                          For the Six Months Ended
                            ----------------------------------------------------
                            October 31,   % of    October 31,   % of
                               2010      Revenue     2009      Revenue  % Change
                            -----------  -------  -----------  -------  --------
REVENUES

Oil and gas revenue .....   $10,872,972     92%   $   616,617     72%    1,663%
Service and drilling
 revenue ................     1,002,937      8%       244,407     28%      310%
                            -----------           -----------
Total Revenue ...........   $11,875,909    100%   $   861,024    100%    1,279%


Oil and gas revenue represents revenues generated from the sale of oil and natural gas produced from the wells in which we have a partial ownership interest. Oil and gas revenue is recognized as income as production is extracted and sold.

The significant increases in oil and gas revenues for the three and six months ended October 31, 2010 over the three and six months ended October 31, 2009. were due to the addition of the Alaskan oil well production during December 2009 which accounted for revenues of approximately $5,848,997 and approximately $10,505,585, respectively, during the second quarter and first half of fiscal 2011.

At October 31, 2010 oil was priced at $81.45 per barrel versus $77.04 at October 31, 2009 and at October 31, 2010 natural gas was $4.04 per Mcf as compared to $5.05 per Mcf at October 31, 2009. In addition, we had 186 producing oil wells and 313 producing gas wells on October 31, 2010 compared to 194 producing oil wells and 263 producing gas wells on October 31, 2009. For the three months ended October 31, 2010 we produced 73,008 barrels of oil and 94,335 Mcf of natural gas as compared to 5,931 barrels of oil and 23,527 Mcf of natural gas during the three months ended October 31, 2009. For the six months ended October 31, 2010 we produced 147,388 barrels of oil and 145,024 Mcf of natural gas as compared to5,931 barrels of oil and 42,658 Mcf of natural gas during the six months ended October 31, 2009. These increases were primarily due to the addition of Alaska productions.

Service and drilling revenue represents revenues generated from drilling, maintenance and repair of third party wells. Service and drilling income is recognized at the time it is both earned and we have a contractual right to receive the revenue. Our service and drilling revenue increased 390% for the three months ended October 31, 2010 as compared to the three months ended October 31, 2009 and 310% for the six months ended October 31, 2010 as compared to the six months ended October 31, 2009. During the six months ended October 31, 2010 we entered into a contract with National Park Service for plugging non-company related abandoned wells located in the Big South Fork area in Tennessee and Kentucky and recorded revenue of $295,972 for the three months ended October 31, 2010 and $429,417 for the six months ended October 31, 2010. In addition, for the six months ended October 31, 2010, we recorded a full six month's worth of service revenue for our subsidiary, East Tennessee Consultants, Inc. which resulted in revenue of $362,607 as compared to $163,937 recorded during the six months ended October 31, 2009. East Tennessee Consultants, Inc. was acquired on June 18, 2009.

The plugging contract will continue throughout the end of our current fiscal year and we expect to record similar amounts for the next three and six month periods.

DIRECT EXPENSES
---------------

The following tables show the components of our direct expenses for the three and six months ended October 31, 2010 and 2009. Percentages listed in the table reflect margins for each component of direct expenses and percentages of total revenue for each component of other expenses.

                                         For the Three Months Ended
                               ----------------------------------------------
                               October 31,              October 31,
                                  2010        Margin       2009        Margin
                               -----------    ------    -----------    ------
DIRECT EXPENSES

Oil and gas ................   $ 3,611,582      41 %    $     4,333      98 %
Service and drilling .......       341,408      43 %        214,153     (77)%
Depletion expense ..........     1,660,282      n/a         177,183      n/a
                               -----------              -----------
Total direct expenses ......   $ 5,613,272      16 %    $   395,669     (19)%


                                          For the Six Months Ended
                               ----------------------------------------------
                               October 31,              October 31,
                                  2010        Margin       2009        Margin
                               -----------    ------    -----------    ------
DIRECT EXPENSES

Oil and gas ................   $ 5,915,689      46 %    $    28,377      95 %
Service and drilling .......       837,155      17 %        458,653     (88)%
Depletion expense ..........     3,237,130      n/a         294,617      n/a
                               -----------              -----------
Total direct expenses ......   $ 9,989,974      16 %    $   781,647       9 %

We follow the successful efforts method of accounting for our oil and gas activities. Accordingly, costs associated with the acquisition, drilling and equipping of successful exploratory wells are capitalized. During the six months ended October 31, 2010 we capitalized approximately $5,162,143 of costs associated with the acquisition, drilling and equipping of these wells as compared to $21,511 during the six months ended October 31, 2009. However, geological and geophysical costs, delay and surface rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred and are included in the cost of service and drilling revenue. Finally, costs of drilling development wells are capitalized. Upon the sale or retirement of oil and gas properties, the cost thereof and the accumulated depreciation or depletion are removed from the accounts and any gain or loss is credited or charged to operations.

The cost of oil and gas revenues represents direct labor costs of employees associated with these services, as well as costs associated with equipment, parts and repairs. During the three and six months ended October 31, 2010, oil and gas revenue expenses increased $3,603,528 and $5,883,592 from the three and six months ended October 31, 2009, respectively, which was primarily due to the cost of revenues spent to generate oil and gas revenue at our Alaska operations. The oil and gas margins decreased from 98% to 41% and 95% to 46% for the three and six month periods comparing fiscal 2010 to 2011 as during 2010 the producing wells required no new expenditures to produce oil and gas. With the Alaska wells, we needed to spend costs to get them to produce. In the future, we expect these margins will fluctuate between 40% and 95% as new wells come on line.

The cost of service and drilling revenue represents direct labor costs of employees associated with these services, as well as costs associated with equipment, parts and repairs. During the three and six months ended October 31, 2010, service and drilling expenses increased $127,255 and $378,502 from the three and six months ended October 31, 2009, respectively, due to the contract with the National Park Service.

During the three and six months ended October 31, 2009, we spent significant time and expense maintaining and repairing our drilling equipment. This is primarily the reason the three and six months ended October 31, 2009 reflected negative margins. As the plugging contract will continue throughout the fiscal year, we expect similar margins for the next three and six month periods.

Depletion of capitalized costs of proved oil and gas properties is provided on a pooled basis using the units-of-production method based upon proved reserves. Acquisition costs of proved properties are amortized by using total estimated units of proved reserves as the denominator. All other costs are amortized using total estimated units of proved developed reserves. During the three and six months ended October 31, 2010 depletion expense was $1,660,282, or 25% of total revenue, and $3,237,130, or 27% of total revenue, as compared to 53% and 34% for the three and six months ended October 31, 2009. The primary reason for the increase in depletion expense for the three and six months ended October 31, 2010 was the addition of well production due to acquisitions.

As a result of these components, total direct expenses reflected a margin of 16% and 16% for the three and six months ended October 31, 2010. This represented an increase of 35% and 7% over the margin experienced for the three and six months ended October 31, 2009. However, as a result of higher depletion costs, pipeline transportation costs and royalties payable to Alaska, our gross margins on oil and gas sales from our Alaskan operations will generally be less than oil and gas sales from our Appalachian operations. Given that oil and gas sales from our Alaskan operations are expected to represent the majority of our oil and gas sales in future periods, we anticipate that our gross margins will be lower than those which were historically reported before we acquired these assets. However, we do expect to see an increased margin of at least 5% in future quarters due to the reduction of CIPL transportation costs as previously discussed.

SELLING, GENERAL AND ADMINISTRATIVE, DEPRECIATION AND AMORTIZATION AND OTHER INCOME AND EXPENSE
----------------------------------------------------------------------------

The following tables show the components of our selling, general and administrative, depreciation and amortization and other income and expense for the three and six months ended October 31, 2010 and 2009. Percentages listed in the table reflect percentages of total revenue for each component of other expenses.

                                              For the Three Months Ended
                                     -------------------------------------------
                                     October 31,   % of     October 31,   % of
                                        2010      Revenue      2009      Revenue
                                     -----------  -------   -----------  -------
OTHER EXPENSES (INCOME)

Selling, general and administrative  $ 3,148,743     47 %   $ 1,028,840    309 %
Depreciation and amortization .....      615,615      9 %       100,239     30 %
Interest expense, net of interest
 income ...........................      409,249      6 %        (1,240)    <1 %
Gain on derivative securities .....     (781,938)   (12)%             -     n/a
Loan fees and costs ...............          375     <1 %        62,742     19 %
Gain on sale of property and
 equipment ........................       (7,500)    <1 %             -      -
Loss (gain) on acquisitions .......            -      -      (1,057,564)  (317)%
                                     -----------            -----------
Total other expenses (INCOME) ...    $ 3,384,543     51 %   $   133,017     40 %


                                               For the Six Months Ended
                                     -------------------------------------------
                                     October 31,   % of     October 31,   % of
                                        2010      Revenue      2009      Revenue
                                     -----------  -------   -----------  -------
OTHER EXPENSES (REVENUES)

Selling, general and administrative  $ 5,915,416     50 %   $ 1,681,232    195 %
Depreciation and amortization .....    1,029,439      9 %       211,966     25 %
Interest expense, net of interest
 income ...........................      624,034      5 %         3,658     <1 %
Gain on derivative securities .....   (3,687,895)   (31)%             -     n/a
Loan fees and costs ...............       90,755      1 %       115,377     13 %
Loss (gain) on sale of property and
 equipment ........................      (20,000)    <1 %         9,755      1 %
Loss (gain) on acquisitions .......            -      - %    (1,818,764)  (211)%
                                     -----------            -----------
Total other expenses (revenues) ...  $ 3,951,748     33 %   $   203,224     44 %


Selling, general and administrative expense includes salaries, general overhead expenses, insurance costs, professional fees and consulting fees. The increase for the three and six months ended October 31, 2010 as compared to the six months ended October 31, 2009 primarily reflects the addition of our new Alaska acquisition for an additional $1,328,776 and $1,946,131 in costs for the three and six months ended October 31, 2010, respectively. This new layer of expense will continue in future quarters and may increase as further development in Alaska occurs. In addition, $946,599 was booked as compensation expense during the quarter and $1,462,490 was booked during the six months ended October 31, 2010 which reflected the cost of options issued to employees and directors. This quarterly expense will continue to be amortized throughout fiscal 2013. from the three and six months ended October 31, 2009 to the three and six months ended October 31,2010 primarily due to increased work associated with the new acquisitions and the S-1 filing we just completed. In addition, investor relations and public relations increased approximately $112,000 in three and six months ended October 30, 2010 due primarily to our recent listing on The NASDAQ Stock Market.

Depreciation and amortization expenses reflect the usage of our fixed assets over time. The increase in depreciation and amortization for the three and six months ended October 31, 2010 as compared to the three and six months ended October 31, 2009 reflects an increase in the amount of depreciation due to the Alaskan assets. purchase These non-cash expenses will continue at this higher level as the Alaska assets are being depreciated over a range of 30 to 40 years.

Interest expense, net of interest income increased $410,489 and $620,376 in the three and six months ended October 31, 2010 as compared to the three and six months ended October 31, 2009 primarily due to interest expense on the long-term debt to a related party as previously described.

Derivative securities liability fluctuates from quarter to quarter based on changes in the components of the Black-Scholes pricing model including the Company's ending stock price, risk free rates, expected life terms, expected volatility and expected dividend rates. During the three and six months ended October 31, 2010, the Company has recorded non-cash gains of $781,938 and $3,687,895 relating to the change in fair value of these derivative instruments. The application of this accounting treatment on our financial statements in future periods could likewise result in non-cash losses. Accordingly, investors should not place an undue reliance on these non-cash gains as they are not reflective of our operating performance.

As described earlier in this report, and due primarily to the reasons described above, during the three and six months ended October 31, 2010 we recorded net losses of $1,688,676 and $1,005,768, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet the enterprise's needs for cash. At October 31, 2010 we had a working capital deficit of 13,299,026 as compared to a working capital surplus of $1,445,111 at April 30, 2010. This decrease in capital surplus is primarily due to an increase in cash related selling, general and administrative expenses for the six months ended October 31, 2010 of approximately $2,771,694 as well as a $5,734,867 first fiscal half-year investment in oil and gas properties which represents capital expenditures for the reworking of oil and gas wells in Alaska. In addition, current derivative liabilities increase $10,314,861 due to the December 3, 2010 settlement agreement with Prospect as previously discussed. These increases were partially offset by an increase of total revenue of $11,014,885 for the six months ended October 31, 2010 over the six months ended October 31, 2009. As previously discussed, certain of these general and administrative expenses, such as the new Alaska general and administrative expenses, will continue and may even increase in the future as further development occurs.

Net cash provided by operating activities for the six months ended October 31, 2010 period was $3,870,743. This primarily reflects the increase of oil and gas revenue received in excess of the direct costs of oil and gas revenues paid for the period. Net cash used by operating activities for the six months ended October 31, 2009 period was $808,173. This primarily reflects the cash paid for the costs of revenues and selling, general and administrative expense in excess of revenues received for the six month period.

Net cash used by investing activities for the six months ended October 31, 2010 of $5,885,896 is primarily due to the $5,734,867 capital expenditures to rework wells we acquired in Alaska. Net cash provided by investing activities for the six months ended October 31, 2009 of $28,427 reflects the net cash we received from the sale of equipment and oil and gas properties, partially offset by the purchase of additional equipment and oil and gas properties.

Net cash provided by financing activities of $250,858 for the six months ended October 31, 2010 primarily reflects $350,000 in proceeds from borrowing on May 15, 2010 from MEI as previously discussed. Net cash provided by financing activities of $828,018 for the six months ended October 31, 2009 primarily reflects cash received from the proceeds of borrowings of $300,000, sale of stock of $336,875 and cash acquired through acquisitions of $203,993.

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

In addition, our long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and gas business. A material increase in oil prices has recently increased our potential liquidity. At October 31, 2010 oil was priced at $81.45 per barrel versus $77.04 at October 31, 2009.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 1, 2010 we issued 30,000 shares of our common stock under our stock plan valued at $165,900 to Greg Kirkland, an advisor to the Board for services rendered. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act. The recipient was an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company.

On October 29, 2010, we issued 518,510 shares of our common stock upon the cashless exercise of warrants held by Petro Capital III, LP and Petro Capital Advisors, LLC as part of a settlement agreement resolving litigation between us and these two parties. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act. The recipients were accredited investors and had access to business and financial information concerning our company.

On November 17, 2010 we issued 100,000 shares of our common stock valued at $550,000 but recorded at cost of $453,000 as consideration for the purchase of an aircraft as described below. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act. The recipients were accredited investors and had access to business and financial information concerning our company.

On December 3, 2010, we issued 2,013,814 shares of our common stock upon the cashless exercise of warrants held by Prospect Capital Corporation ("Prospect") as part of a settlement agreement resolving a dispute between us and Prospect. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act. The recipients were accredited investors and had access to business and financial information concerning our company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

On November 17, 2010, we purchased a jet aircraft which was owned in part by a consultant to the company in exchange for 100,000 shares of our common stock valued at $4.53. Another one of the sellers is affiliated with that consultant. The third seller is an unrelated party. The Board of Directors made a good faith valuation of the jet at approximately $550,000, based on the value of comparable jets. We plan on leasing the jet when it is not in use by us.

ITEM 6. EXHIBITS.

10.38   Aircraft Purchase Agreement
31.1    Rule 13a-14(a)/15d-14(a) certificate of Chief Executive Officer
31.2    Rule 13a-14(a)/15d-14(a) certificate of Chief Financial Officer
32.1    Section 1350 certification of Chief Executive Officer
32.2    Section 1350 certification of Chief Financial Officer

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MILLER PETROLEUM, INC.

Date: December 10, 2010                By: /s/ Scott M. Boruff
                                           -------------------
                                           Scott M. Boruff
                                           Chief Executive Officer,
                                           principal executive officer


Date: December 10, 2010                By: /s/ Paul W. Boyd
                                           ----------------
                                           Paul W. Boyd
                                           Chief Financial Officer, principal
                                           financial and accounting officer