Form 10-K/A
period 2011-04-30
MILLER ENERGY RESOURCES, INC.
filed 2011-08-09
CIK 785968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

(Amendment No. 1)

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

None
(Title of Class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
	Yes	✓	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
	Yes	✓	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	✓	No

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

EXPLANATORY NOTE

On July 29, 2011 we filed our Annual Report on Form 10-K for the year ended April 30, 2011 (the “2011 10-K”) with the SEC. The 2011 10-K was filed with the SEC prior to KPMG LLP, our independent registered public accounting firm, completing its review of the annual report and issuing their independent accountants’ report on the financial statements, as well as the consent to the use of their report filed as Exhibit 23.3. As a result, the 2011 10-K is deficient. In response to comments from the staff of the SEC, we are filing this Amendment No. 1 to the 2011 10-K which identifies the 2011 10-K as deficient, and we have removed the audit report of KPMG LLP and the consent filed as Exhibit 23.3 from the filing and labeled our financial statements at April 30, 2011 and for the year then ended as unaudited.

By this Amendment No. 1 we are amending our 2011 Form 10-K to include corrections to computational errors in our consolidated statement of cash flows which appeared in the 2011 Form 10-K filed on July 29, 2011. This Amendment No. 1 also includes corrections in text portions of the 2011 Form 10-K to conform the disclosure to the corrections in these computational errors, to correct computational errors in the Summary Compensation Table within Item 11. Executive Compensation, as well as to enhance and clarify disclosure appearing in the notes to the consolidated financial statements. We have also revised the disclosure in Item 9A. to reflect the additional weaknesses in disclosure controls and procedures from the filing of our 2011 10-K. This Amendment No. 1 also includes currently dated certifications which appear as Exhibits 31.1, 31.2, 32.1 and 32.2. Notwithstanding, with respect to Exhibits 32.1 and 32.2, this Amendment No. 1 does not contain audited financial statements at April 30, 2011 and for the year then ended.

We expect to file an amended Annual Report on Form 10-K/A for the year ended April 30, 2011 (Amendment No. 2) containing audited financial statements for fiscal year 2011 as soon as (1) the Audit Committee of our Board of Directors completes its review of the events which led to the filing of the 2011 10-K prior to the completion of KPMG’s review of our 2011 10-K and the issuance of its audit report, and (2) KPMG LLP has completed its review of our fiscal year 2011 financial statements and issues its report thereon. The Audit Committee has engaged Andrews Kurth LLP as special independent legal counsel to conduct a review of the filing. We anticipate that Andrews Kurth LLP will report its findings to the Audit Committee within approximately one week.  This amended Annual Report will remove all references to the deficient filing and to the financial statements as unaudited. We expect that the fiscal year 2011 audited financial statements that will appear in Amendment No. 2 to our 2011 10-K will not contain any material revisions to those appearing in this Amendment No. 1.

MILLER ENERGY RESOURCES, INC.

TABLE OF CONTENTS

Page No.
PART I

Item 1.

Business

4

Item 1A.

Risk Factors

21

Item 1B.

Unresolved Staff Comments

27

Item 2.

Properties

27

Item 3.

Legal Proceedings

27

Item 4.

(Removed And Reserved)

28

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities

29

Item 6.

Selected Financial Data

29

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

30

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

47

Item 8.

Financial Statements and Supplementary Data

47

Item 9.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

47

Item 9A.

Controls and Procedures

47

Item 9b.

Other Information

50

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

51

Item 11.

Executive Compensation

56

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters.

62

Item 13.

Certain Relationships And Related Transactions, And Director Independence

65

Item 14.

Principal Accounting Fees And Services

66

PART IV

Item 15.

Exhibits, Financial Statement Schedules

67

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

•

the weather;

•

inflation;

•

the availability of goods and services;

•

drilling risks;

•

our ability to perform under the terms of the Assignment Oversight Agreement with the Alaska DNR, including meeting the funding commitments of that agreement,

•

fluctuating oil and gas prices and the impact on our results of operations,

•

the impact of the global economic crisis on our business,

•

the impact of natural disasters on our Cook Inlet Basin operations,

•

the imprecise nature of our reserve estimates,

•

our ability to recover proved undeveloped reserves and convert probable and possible reserves to proved reserves,

•

the possibility that present value of future net cash flows will not be the same as the market value,

•

the costs and impact associated with federal and state regulations,

•

changes in existing federal and state regulations,

•

our dependence on third party transportation facilities,

•

insufficient insurance coverage,

•

conflicts of interest related to our dealings with MEI,

•

cashless exercise provisions of outstanding warrants,

•

market overhang related to restricted securities and outstanding options, warrants and convertible notes,

•

adverse impacts on the market price of our common stock from sales by the selling security holders, and

•

Uncertainties related to possible legal and regulatory actions related to the filing of the 2011 Form 10-K.

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

Unless specifically set forth to the contrary, when used in this report, the terms “Miller Energy Resources, Inc.,” the "Company," "we," "us," "ours," and similar terms refers to our Tennessee corporation Miller Energy Resources, Inc., formerly known as Miller Petroleum, Inc., and our subsidiaries, Miller Rig & Equipment, LLC, Miller Drilling TN, LLC and Miller Energy Services, LLC, East Tennessee Consultants, Inc., East Tennessee Consultants II, LLC, Miller Energy GP, LLC, and Cook Inlet Energy, LLC ("CIE").

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

Our exploration and production activities

Historically, we focused our exploration, development, and production efforts in the Appalachian region of eastern Tennessee. During fiscal 2011, we continued to benefit from the increase in our operations through the June 2009 acquisitions of the businesses of Ky-Tenn Oil, Inc., a Kentucky corporation (“KTO”), East Tennessee Consultants, Inc., a Tennessee corporation ("ETC”) and East Tennessee Consultants II, LLC, a Tennessee limited liability company ("LLC”) in our Appalachian region and business in Alaska, which comprise our CIE operations. As of April 30, 2011, we had approximately 699,965 acres of gross oil and gas leases and exploration license rights (679,045 net acres), which includes 534,383 gross acres under our two Susitna Basin Exploration Licenses.

Cook Inlet Basin

Cook Inlet stretches 180 miles from the Gulf of Alaska to Anchorage in south-central Alaska. The Cook Inlet Basin contains large oil and gas deposits including several offshore fields. There are also numerous oil and gas pipelines running around and under the Cook Inlet.

As of April 30, 2011, we own approximately 115,124 gross acres of leasehold interests, the exploration license rights to an additional 534,383 acres and interests in 10 crude oil and five natural gas wells.  The increased acreage from April 30, 2010 is a result of CIE’s successful bids in State of Alaska’s Division of Oil & Gas Cook Inlet Areawide 2010 Competitive Oil and Gas Lease Sale, and the award of Susitna Basin Exploration License No. 4, consisting of 62,909 acres.  The leases, consisting of 17,027 acres, were awarded to CIE on March 1, 2011. All of CIE’s bids completed acreage positions covering prospects acquired in its purchase of Pacific Energy Alaska operations in December 2009. The Susitna Basin Exploration License No. 4 was awarded on April 1, 2011. We also sold leases of 8,829 acres to an Alaska limited liability company, but retained overriding royalty interests.

At the time we acquired the Alaskan operations, all ten oil wells, three gas wells and four injection wells except for one gas were shut-in. By June 30, 2010, four of the oil wells had been returned to production. In addition, CIE owns a 30% working interest in two gas wells operated by Aurora Gas, which have been operated continuously.

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

Assignment Oversight Agreement

On November 5, 2009, CIE entered into an Assignment Oversight Agreement with the Alaska Department of Natural Resources (“Alaska DNR”) which set out certain terms under which the Alaska DNR would approve the assignment of certain specified state oil and gas leases from Pacific Energy Resources to CIE. This agreement remains in place following our acquisition of CIE in December 2009. Generally, the agreement requires CIE to provide the Alaska DNR with additional information and oversight authority to ensure that CIE is acting diligently to develop the oil and gas from Redoubt Shoal, West McArthur River Field and West Foreland Field. Under the terms of the agreement, until the Alaska DNR determines, in its sole discretion, that CIE has completed its development and operation obligations under the assigned leases CIE agreed to the following:

•

file a monthly summary of expenditures by oil and gas field, tied to objectives in  CIE’s business plan and plan of development previously presented to the Alaska DNR,

•

meet monthly with the Alaska DNR to provide an update on operations and progress towards meeting these objectives,

•

notify the Alaska DNR 10 days prior to commitment when CIE is preparing to spend funds on a purchase, project or item of more than $100,000 during the first 12 months, more than $1 million during the second 12 months and more than $5 million thereafter, and

•

submit a new plan of development and plan of operations for the Alaska DNR’s approval on or before December 15, 2009 and submit a plan of development annually thereafter on or before February 1, 2010. CIE timely met both of these deadlines.

The agreement required CIE to obtain financing in the minimum amount of $5.15 million to provide funds to be used for expenditures approved by the Alaska DNR as part of  CIE’s plan of development. The funds are to be used for workover and repair of the wells, repair of the physical infrastructure, construction of a grind and inject plant at the West McArthur River facility, normal operating expenses associated with the leases and infrastructure and other capital project which are to be pre-approved by the Alaska DNR. The agreement also required CIE to demonstrate funding commitments to support restoration of the base production at the Redoubt Unit, including bringing a number of the shut-in wells back on line, which was estimated at $31 million in the agreement but which we have internally increased to $45 million primarily to accommodate the contractual purchase price of a drilling rig. We have provided these funds for the West McArthur River facility using a portion of the proceeds of our capital raising efforts described elsewhere herein.

CIE is prohibited from using any of the proceeds from the operations under the assigned leases of the funding commitments for non-core oil and gas activities under the assigned leases, or any activities outside the assigned leases, without the prior written approval of the Alaska DNR until the parties mutually agree that the full dismantlement obligation under the assigned leases is funded. The assigned leases will be subject to default and termination should CIE fail to submit the information required under the agreement and expenditure of funds for items or activities do not support core oil and gas activities, as reasonably determined by the Alaska DNR.

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

Membership in Cook Inlet Spill Prevention and Response, Inc.

CIE is a member of the Cook Inlet Spill Prevention and Response, Inc., which we refer to as CISPRI. CISPRI is a non-profit corporation formed in 1990 to provide oil spill prevention and response capabilities in Cook Inlet. CISPRI has been designated as a Class "E" Oil Spill Removal Organization by the U.S. Coast Guard, which is the highest level of designation based on spill containment and removal equipment requirements for offshore/ocean response. CISPRI's response zone includes the entire Cook Inlet region, stretching from Palmer to the Barren Islands and out into the Gulf of Alaska. At each annual meeting of CISPRI members adopt a budget for the coming year which includes funds for day to day operational activities of CISPRI, investments in capital equipment and materials to be used in connection with the cleanup activities and research and development and training. The budget is funded though payment of dues by the members and the amount of dues is calculated in accordance with a participation formula. We pay an annual fee of $10,000 together with additional fees based upon the amount of oil we transport.

If a spill is identified as originating from facilities owned or operations conducted by one or more of the members, CISPRI will act to control and clean up the spill of crude oil/synthetic crude oil or refined petroleum products arising from those operations without any further action by the members. Any member that utilizes or receives the benefit of these activities must reimburse CISPRI for all expenses of control and clean up, including costs of equipment, materials and personnel. Each member is required to execute a response action contract providing terms and conditions under which response and cleanup activities will be undertaken. CIE is a party to such an agreement which, in part, requires CIE to maintain worker’s compensation insurance, employers’ liability insurance, comprehensive general and automotive liability insurance covering injury or death or persons and property damage of at least $10 million. CIE is in compliance with this insurance requirement. All members accept responsibility for spills which result from their operations or facilities and have indemnified CISPRI and all other members for all liabilities arising for a spill. This indemnification is not limited by the amount of insurance coverage.

CIE may resign its membership in CISPRI upon 30 days written notice. At the effective date of the resignation, Cook Inlet Energy is obligated to pay all unpaid dues and assessments levied prior to the notice of resignation. Cook Inlet Energy’s membership may be terminated by the Board of Directors of CISPRI upon 60 days notice if its determined CIE is no longer eligible for membership. CIE would not be entitled to a refund of any monies paid to CISPRI.

Appalachian Region

We own approximately 50,458 gross acres of leasehold interests with 195 producing oil wells and 193 producing gas wells in which we own an interest. Wells drilled in this area range from 1,800 to 4,200 feet in depth and the well spacing is generally from 20 to 40 acres per well and are predominately in the Fort Payne formation.

Our oil and gas properties

The following table provides information on our proved reserves at April 30, 2011 and 2010.

	Net Reserves at April 30,
	2011		2010
Reserves category	Oil (MMBbls)	Natural Gas (MMcf)	Oil (MMBbls)	Natural Gas (MMcf)
PROVED
Developed
Cook Inlet	2.371	1.739	2.551	1.085
Appalachian region	0.100	0.750	0.114	0.652

Undeveloped
Cook Inlet	7.536	0.584	7.679	3.722
Appalachian region	—	—	—	—

Total Proved	10.007	3.073	10.344	5.459

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

The following table presents, by operating area, leased acres or acreage subject to the Susitna Basin Exploration Licenses as of April 30, 2011.

	Developed Acres		Undeveloped Acres		Total Acres
Project	Gross	Net	Gross	Net	Gross	Net
Cook Inlet	34,996	32,800	614,511	591,895	649,507	624,695
Appalachian region	13,760	9,468	43,817	30,159	57,577	39,627
Total acreage	48,756	42,268	658,328	622,054	707,084	664,322

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

	Net Undeveloped Acres
Lease/Exploration License	Year of Expiration	Total Acres
Cook Inlet
MHT 9300062 - Olson Creek	2012	5,483
MHT 9300063 - Olson Creek	2012	3,906
ADL 391613 - Olson Creek	2018	107
ADL 391614 - Olson Creek	2018	35
ADL 391615 - Olson Creek	2018	570
ADL 390578 - N Alexander	2012	5,705
ADL 390585 - N Alexander	2012	5,689
ADL 391628 - N Alexander	2018	5,513
ADL 390749 - Otter	2013	2,522
ADL 390579 - Otter	2012	5,760
ADL 391621 - Otter	2018	2,528
ADL 391624 - Otter	2018	2,514
ADL 390078 - Susitna Basin #2 Exploration License	2013	471,474
ADL 391628 - Susitna Basin #4 Exploration License	2021	62,909
ADL 390555 - Tutna	2012	1,280
ADL 390556 - Tutna	2012	2,522
ADL 390557 - Tazlina	2012	2,529
ADL 391608 - Tazlina	2018	5,760
ADL 17602 – Sabre	1967, Held by Unit	896
ADL 18758 - Sabre	1967, Held by Unit	280
ADL 17594	1967, Held by Unit	80
ADL 17597	1967, Held by Unit	2,280
ADL 18730	1967, Held by Unit	480
ADL 18777	1967, Held by Unit	553
Total		591,375
Appalachian region
Lindsay	Held by production	1,535
Edwards-Fowler, Gann	Held by production	81
Butler et al	Held by production	24
Gunsight	Held by production	1,335
Phillips et al from Gunsight acreage	Held by production	901
KTO acreage and wells	Held by production	19,128
ETC acreage and wells	Held by production	3,507
Baker-Senior lease farm out	Held by production	1,020
Other Undeveloped, net	2011 to 2013	2,628
Total		30,159

Total acreage		621,534

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

Our current efforts are focused on reworking certain of the wells in Cook Inlet and ongoing drilling operations in the Appalachian region.  The Company incurred $9.1 million and $5.8 million of development cost in the Cook Inlet region in fiscal years 2011 and 2010, respectively. These costs were primarily related to recompletion and repair of wells that were shut in by Pacific Energy, as well as repair of the physical infrastructure. Three oil wells and four gas wells were producing in Cook Inlet by April 30, 2010 and three oil wells and five gas wells were producing in Cook Inlet during the year ended April 30, 2011.  We do not currently have any ongoing drilling operations in Cook Inlet, other than the workover of the wells in Alaska as described elsewhere herein. Much of the work associated with drilling, completing and connecting wells, including fracturing, logging and pipeline construction is performed by subcontractors, under our direction, specializing in those operations, as is common in the industry. When judged advantageous, we acquire materials and services used in the development process through competitive bidding by approved vendors. We also directly negotiate rates and costs for services and supplies when conditions indicate that such an approach is warranted.

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

As a result of the acquisition of the Alaskan operations in December 2009, CIE is a successor to the September 2003 contract with Tesoro Refining and Marketing Company. Under the terms of this agreement, Tesoro has agreed to purchase at the Drift River Terminal all of the Alaskan Cook Inlet crude oil which is produced from leases on the west side of Cook Inlet for the maximum annual capacity of the lesser of the average proportionate share of the Alaskan Cook Inlet crude oil produced or 40,000 barrels per day. The per barrel pricing is based upon the simple arithmetic average of the published daily New York Mercantile Exchange (“NYMEX”) settlement prices for light sweet crude oil less certain adjustments and deductions. This pricing may be modified upon the mutual agreement of the parties if the volume falls below 9,000 barrels per day or exceeds 24,000 barrels per day. The initial term of the agreement was to December 31, 2008 and thereafter it has automatically renewed in additional one year terms. The agreement may be terminated by either party upon notice 60 days prior to the automatic renewal. All of our present and planned future oil production is from the west side of Cook Inlet, and would be covered by this contract. Sales to Tesoro Refining and Marketing Company under this agreement represented approximately 85% of our total revenue in fiscal 2011.

Currently, all natural gas produced by CIE is used by it to generate heat and power at its production facilities. At such time as gas production exceeds CIE’s internal needs, it can sell the excess production as all of  CIE’s gas wells are connected to the south-central Alaska Railbelt pipeline network through the Cook Inlet Gas Gathering System and/or the Beluga Pipeline, both of which are operated by Marathon Pipelines.

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

	Year Ended April 30,
	2011	2010
Oil production (Bbls)
Cook Inlet
Production (Gross)	312,583	46,445
Average sales price	$83.43	$78.76
Average production cost	$23.03	$54.05
Appalachian region
Production (Gross)	28,502	2,945
Average sales price	$76.25	$71.33
Average production cost	$60.23	$54.64

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

Other ancillary services

The Company also generates ancillary revenue from drilling activities.  While the equipment and personnel on hand are for the benefit of drilling on our own properties, from time to time we optimize unused capacity to perform drilling and related services on behalf of third parties. In fiscal 2011, 35% of our other revenue related to a cleanup project for the U.S. Department of Interior. Drilling wells for Atlas Energy Resources, LLC accounted for approximately 43% of our other revenue for fiscal 2010.

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

•

the disposal of fluids.

The Regulatory Commission of Alaska regulates the intrastate pipeline tariffs and encompasses all pipelines CIE ships through including the CIPL, CIGGS, and Beluga lines. The Regulatory Commission of Alaska must also review and approve most major long-term gas sales contracts to public utilities, and through this mechanism plays the dominant role in determining gas pricing, since Alaska has no spot market for gas. South-central Alaska gas is typically sold under long or short term contracts as opposed to a spot market. For the purposes of reasonably valuing gas reserves, therefore, future gas production is assumed to be sold at contract terms comparable to similarly situated producers.

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

Under the Oil Pollution Act of 1990, CIE is required to fund a citizens advisory group, the Cook Inlet Regional Citizen’s Advisory Council, under which its commitment is approximately $55,000 per year.

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

Consultants

We have entered into two agreements with Bristol Capital, LLC, an affiliate of Bristol Capital Advisors, LLC which is the investment advisor to Bristol Investment Fund, Ltd. (“Bristol”), both an investor in a securities offering we undertook in fiscal 2010 and one of the lenders in our recent debt financing, including the following:

•

On March 12, 2010, we entered into a one year consulting agreement with Bristol  under which it agreed to assist us with strategic planning, management and business operations, introductions to further our business goals, advice and services regarding our growth initiative and other similar services we might request. As compensation for these services we granted Bristol  a five year warrant to purchase 300,000 shares of our common stock at an exercise price of $2.50 and five year options to purchase an additional 300,000 shares of our common stock at an exercise price of $2.50 per share. Bristol is contractually limited under the terms of this consulting agreement so that its beneficial ownership of our common stock cannot exceed 9.9% of our outstanding shares. It may waive this limitation upon 61 days’ notice to us. This agreement was renewed and extended for an additional one year term by an amendment executed April 29, 2011. The amendment revised the compensation issuable to Bristol by removing the exercise price reset provision. We agreed to issue 300,000 additional warrants as consideration for the second year. The additional warrants were granted on May 22, 2011. Additional consideration was also provided in the form of a finder’s fee of three percent (3%) for any mezzanine debt financing secured by us during the term of the agreement, including 3% of the initial borrowing base of $35 million in the Loan Agreement with Guggenheim.  See exhibit 10.49 filed with the current report on June 17, 2011.

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

Employees

At April 30, 2011, we had 70 full-time and one part-time employee.

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

As consideration for these assets we issued KTO 1,000,000 shares of our common stock valued at $320,000 and we granted the seller piggy-back registration rights covering these shares. Pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations , we valued these oil and gas properties at $1,310,019 and recorded a before-tax gain on the transaction of $990,019.

On June 18, 2009, we acquired 100% of the stock of ETC and 100% of the membership interests in LLC from the owners of these entities. Pursuant to ASC 805, we have valued the assets for these companies at $1,862,369 and have recorded a before-tax gain on the transaction of $1,409,609. As consideration for these companies we issued the sellers, who were unrelated third parties, 1,000,000 shares of our common stock valued at $250,000. We granted the sellers registration rights covering these shares.

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

On December 10, 2009, CIE acquired, through a Delaware Chapter 11 bankruptcy proceeding, former Alaskan operations of Pacific Energy Resources.  The acquisition included onshore and offshore oil and gas production facilities.   We acquired total reserves of over 13.2 million barrels of oil and 15.5 BCF of natural gas, including total proved reserves of 5.6 million barrels of oil and 3.7 BCF of natural gas as reported by the Pacific Energy in their most recent reserve report of January 1, 2009. The fair value of the Alaska reserves that we acquired is over $327 million dollars, including $119 million dollars of proven reserves, $185 million of probable reserves and $23 million of possible reserves, as stated in its reserve report as of January 1, 2009. The purchased operations included the West McArthur River oil field, the West Foreland natural gas field, and the Redoubt unit with the Osprey offshore platform, all located along the west side of the Cook Inlet. We also acquired 602,000 acres of oil and gas leases, including 471,474 acres under the Susitna Basin Exploration License as well as completed 3D seismic geology and other production facilities, together with:

•

all easements, wells and tangible assets,

•

all oil and gas or proceeds from the sale of oil and gas produced in connection with the acquired assets from the closing date,

•

all contracts, unitization, communization and pooling declarations, orders and agreements,

•

all permits, records, royalty interests, partnership and joint venture interests,

•

to the extent assignable, all rights to indemnities,

•

all leases for real property used by the seller in connection with the operation of the acquired assets,

•

escrow accounts and bonds deposited with government entities with respect to the acquired assets,

•

all surety bonds, plugging bonds, abandonment bonds, standby trust agreements, escrow accounts for plugging, abandonment, decommissioning, removal and restoration obligations, together with security deposits,

•

all imbalances owed to the sellers by a third party at the closing, as well as all oil and gas in pipelines and tanks or held by or for the account of the sellers related to the assets acquired, and

In this transaction, CIE assumed certain liabilities related to the acquired assets, including:

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

At closing we paid Pacific Energy Resources $2.25 million and provided $2.22 million for bonds, contract cure payments and other federal and State of Alaska requirements to operate the facilities. Under the terms of the purchase agreement, Donkel Oil & Gas, LLC was granted a 0.5% overriding royalty interest in the oil and gas leases acquired by CIE, a 1% overriding royalty interest on Pacific Energy’s working interest in all exploration oil and gas leases acquired by CIE in the transaction, and a 0.5% overriding royalty interest owned by Pacific Energy on the leases that comprise the Cosmopolitan Unit and Falls Creek. In addition, Donkel Oil & Gas, LLC received a 1% overriding royalty interest on  CIE’s working interest in any oil and gas lease which arises from certain properties included in an exploration license, which includes one lease, together with a 1% overriding royalty on our working interest in two additional oil and gas leases.

On December 10, 2009, we acquired 100% of the membership interests in CIE. As consideration, we issued the sellers, who were unrelated third parties, four year stock warrants to purchase 3,500,000 shares of our common stock at exercise prices ranging from $0.01 to $2.00 per share. In addition, we are required to deliver $250,000 in cash to satisfy certain expenses as well as reimbursement for reasonable out of pocket expenses. Under the terms of the stock purchase agreement, the sellers agreed not to engage in competing oil and gas operations for a period of three years following the closing date. We also agreed that each of the sellers, Messrs. David M. Hall, Walter J. Wilcox II and Troy Stafford, would continue their employment with the acquired company for at least three years from the closing date of the transaction at their specifically defined compensation and benefit levels. In addition, Mr. Hall was appointed as a member of our Board of Directors and as Chief Executive Officer of  CIE.

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

As described elsewhere in this report, we have restated our consolidated statement of cash flows for the year ended April 30, 2011 as well as restated our unaudited consolidated financial statements for our first three quarters of fiscal year 2011. The restatement process was highly time and resource-intensive and involved substantial attention from management and significant accounting costs.  Furthermore, we cannot guarantee that we will have no inquiries from the SEC or the NYSE regarding our restated financial statements or matters relating thereto. Any future inquiries from the SEC as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant additional amount of our resources in addition to those resources already consumed in connection with the restatement itself. Further, many companies that have been required to restate their historical financial statements have experienced a decline in stock price and stockholder lawsuits related thereto.

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

As described later in this report, we are subject to lawsuits seeking millions of dollars in damages against us. While we believe these suits to be of an essentially frivolous nature, litigation is inherently unpredictable, and any damages that could ultimately be paid by us in relation to any of these lawsuits are subject to significant uncertainty.  The timing and progression of each case is also unpredictable; it may take years for the case to make its way to trial and through various appeals.  The total amounts that will ultimately be paid by us in relation to all obligations relating to these lawsuits are subject to significant uncertainty and the ultimate exposure and cost to us will be dependent on many factors, including the time spent litigating each case and the attorneys’ fees incurred by us in defending the cases. Our financial statements contained herein do not contain any reserves for any potential damages associated with this pending litigation. If we should not be successful in our defense of this pending litigation, our results of operations in future periods could be materially adversely impacted.

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

CIE’s operations are subject to oversight by the Alaska DNR and the CIE oil and gas leases could be terminated if it fails to uphold the terms of the Assignment Oversight Agreement. If these leases were terminated, we would be unable to continue our operations as they are presently conducted and could be liable for significant additional costs associated with decommissioning the Osprey platform.

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

The impacts of non-cash gains and losses from derivative accounting in future periods could materially impact our financial results.

As of April 30, 2011, we have warrants with “full-ratchet” or reset provisions, which means that the exercise or conversion price adjusts to pricing in subsequent sales or issuances. These instruments require liability classification and mark to market accounting with changes in the estimated fair value recorded to our consolidated statement of operations in “Loss on derivatives, net.” As of April 30, 2011, we have recorded a long-term derivative liability of $2,732,659. In addition, we recognized a non-cash gain on warrant derivative securities of $1,297,544 in fiscal 2011, as compared to a non-cash loss of $13,299,430 in fiscal 2010. In fiscal 2011, we also recorded a loss on commodity derivatives of $2,305,118, resulting in a net loss on derivatives of $1,007,574. Beginning in the first quarter of fiscal 2012, we expect to record either a gain or loss based upon the market price of our common stock. The amount of quarterly non-cash gains or losses we will record in future periods is unknown at this time as the measurement is based upon the fair market value of our common stock on the measurement date. It is likely, however, that these non-cash gains or losses will continue to have a material impact on our financial results in future periods.

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

Production facilities

CIE operates two onshore production facilities and one offshore platform located on or near the West Foreland field, which is a small peninsula located in a remote area on the west side of Cook Inlet. The West Foreland is accessible by barge and fixed wing aircraft, and is not tied in with the Alaskan road system or electrical grid. CIE maintains its own 10-mile road system and local electrical system.

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

On May 17, 2011 we were served with a lawsuit filed in the United States District Court for the Eastern District of Tennessee at Knoxville by Troy D. Stafford, the former Chief Financial Officer of our wholly owned subsidiary, CIE, LLC (“CIE”). The suit, styled Troy D. Stafford v. Miller Petroleum, Inc., Civil Action No. 3-11CV-206, claims that we terminated Mr. Stafford’s employment without cause in contravention of the terms of the

Purchase and Sale Agreement between us and the sellers of CIE (“PSA”), failed or refused to pay his salary, severance, percentage of purchase price, expenses or stock warrant and violated a duty of good faith and fair dealing. The suit seeks damages in excess of $3,000,000, which includes $2,686,700 of damages for loss of vested warrants. We believe the all of the asserted claims are baseless, particularly in view of the fact that we issued the warrants in accordance with the terms of the PSA. We believe that we had appropriate cause to fire Mr. Stafford after discovering that he had breached certain representations and warranties in the PSA, and had acted in violation of our Code of Conduct. We intend to vigorously defend this action.

On June 15, 2011, a breach of contract lawsuit was filed against us and CIE in the United States District Court for the Eastern District of Pennsylvania styled VAI, Inc. v. Miller Energy Resources, Inc., f/k/a Miller Petroleum, Inc. and CIE, LLC.  The Plaintiff alleges three causes of action against the Defendants: (1) breach of contract, (2) unfair enrichment, and (3) breach of the implied covenant of good faith and fair dealing.  The case seeks damages in warrants to purchase our common stock and monetary damages for certain fees and expenses.  The Sale Agreement with David Hall, Walter “JR” Wilcox, and Troy Stafford dated December 10, 2009 contains indemnification provisions relevant to this claim. We have retained counsel and are currently drafting a responsive pleading.

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

Results of Operations

Fiscal 2011 as compared to fiscal 2010.

Fiscal 2011 as compared to fiscal 2010 was a year of growth and development. We recorded a loss of $3,879,749, for fiscal 2011 which compares to net income of $250,940,568 for fiscal 2010. As seen below, if you exclude interest income and expense, income tax expense and depletion, depreciation and amortization (“DD&A”) from the numbers, fiscal 2011 shows this adjusted earnings before interest, income taxes, depreciation, depletion and amortization (“EBITDA”) to be a positive $3,142,532 as compared to an EBITDA of $439,172,941 for fiscal 2010.  Revenues increased $16,974,865 between the years while costs and expenses increased $20,744,218. Other income dropped significantly from $446,930,429 in fiscal 2010 to $4,921,656 in fiscal 2011 as fiscal 2010 had large one-time acquisition gains driving this total as compared to fiscal 2011.  The major components of our Consolidated Statement of Income for fiscal 2011 and 2010 are as follows:

	For the Year Ended April 30,
	2011	2010	% Change

Revenues	$22,841,869	$5,867,004	289%
Costs and expenses	(37,924,325)	(17,180,107)	121%
Other income	4,921,656	446,930,429	(99)%
Income tax benefit (expense)	6,281,051	(184,676,760)	(103)%
Net income (loss)	$(3,879,749)	$250,940,566	(102)%

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

Reconciliation of EBITDA for fiscal 2011 and 2010 is as follows:

	For the Year Ended April 30,
	2001	2010

Net income (loss)	$(3,879,749)	$250,940,566
Add (deduct):
Interest income	(546,274)	(25,616)
Interest expense	990,235	156,617
Income tax expense (benefits)	(6,281,051)	184,676,760
Depreciation, depletion and amortization	12,859,371	3,424,614
EBITDA	$3,142,532	$439,172,941

The following table shows the components of our revenues for fiscal 2011 and 2010, together with their percentages of total revenue in each year and percentage change on a year-over-year basis.

	For the Year Ended April 30,
	2011	2010	% Change
Revenues
Oil sales	$19,999,423	$4,064,909	392%
Natural gas sales	525,694	372,306	41%
Other revenue	2,316,752	1,429,789	62%
Total revenues	$22,841,869	$5,867,004	289%

Oil and gas revenue represents revenues generated from the sale of oil and natural gas produced from the wells in which we have an ownership interest. Oil and gas revenue is recognized as income as production is extracted and sold. We reported a 392% increase in oil revenues for fiscal 2011 over 2010. The increase was primarily due to the addition of the Alaskan oil well production during fiscal 2011 which accounted for revenues of approximately $19.4 million for the year then ended. In addition, we produced 397,113 Mcf of gas in fiscal 2011 in Alaska but we did not sell this as substantially all was used in our Alaska oil production.

The increase in our oil and gas revenue from fiscal 2010 to 2011 was primarily due to increased production from the Alaska acquisition as well as increased oil and gas prices. For fiscal 2011 we sold 312,583 barrels of oil and sold at an average price of $83.43 per barrel in Alaska and we sold 28,502 barrels of oil at an average price of $76.25 per barrel in Tennessee.  We also produced 397,113 Mcf of natural gas in Alaska which we converted 208,954 Mcf to electricity and used internally and banked 188,159 Mcf for future use, and produced and sold 288,983 Mcf in Tennessee at an average of $2.67 per Mcf. In 2010 we produced 49,390 barrels of oil and sold at an average price of $78.76 per barrel in Alaska and $71.33 in Tennessee. We also produced 154,291 Mcf of natural gas in Alaska which we primarily converted to electricity and used internally and produced 202,283 and sold Mcf and sold at $3.96 per Mcf in Tennessee during fiscal 2010.

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

	For the Year Ended April 30,
	2011	2010	% Change
Costs and Expenses
Oil and gas operating	$9,702,548	$2,737,774	254%
Cost of other revenue	807,739	754,559	7%
General and administrative	14,554,667	10,263,160	42%
Depletion, depreciation and amortization	12,859,371	3,424,614	275%
Total costs and expenses	$37,924,325	$17,180,107	121%

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

Our central business activity is exploration and production and the cost of other revenue represents costs of services to third parties as a result of excess capacity, and are primarily derived from the direct labor costs of employees associated with these services, as well as costs associated with equipment, parts and repairs. Fiscal 2011 showed $807,739 for this component, up 7% from $754,559 in fiscal 2010. During fiscal 2011, we drilled three wells for ourselves and also entered into a contract with the U.S. Department of Interior for plugging non-company related abandoned wells located in the Big South Fork area in Tennessee and Kentucky.  During fiscal 2010, we drilled 10 wells for Atlas Energy, and in preparation for the Atlas Energy drilling contract we spent significant time and expense maintaining and repairing our drilling equipment in fiscal 2010 which contributed to the costs for that year

General and administrative expense includes salaries, general overhead expenses, insurance costs, professional fees and consulting fees. Salaries were $2,580,444 for fiscal 2011, which was an increase of $1,263,251, as compared to fiscal 2010, and was primarily due to the increased staff in Alaska. Professional fees were $3,203,782 for fiscal 2011, which is an increase of $180,902 or 6% due primarily to increased costs associated with the new acquisitions and onetime costs associated with a registration statement filed with the SEC, as well as increases in investor relations and public relations expenses.  In addition, we incurred expenses of $5,125,647 in non-cash items, which were recorded as compensation expense during fiscal 2011, an increase of $1,750,839, or 52%, from the non-cash compensation amount recorded for fiscal 2010 of $3,374,808. These expenses were associated primarily with director and employee equity awards granted or vesting during the year. This new layer of expense will continue in future periods and may increase as further development in Alaska occurs. As we continue to grow our business, particularly in Alaska, we expect these general and administrative expenses will continue to rise in fiscal 2012, however, we are unable at this time to quantify the amount of these expected increases.

Depletion, depreciation and amortization expense increased 275% to $12,859,371 in fiscal 2011 from fiscal 2010.  We capitalize costs of proved oil and gas properties and record depreciation, depletion and amortization provide on a pooled basis using the units-of-production method based upon proved reserves.  During fiscal 2011, depletion, depreciation and amortization expense was 56% of total revenue, as compared to $3,424,614 or 58% of total revenue for fiscal 2010. The primary reason for the increase in expense for fiscal 2011 was the addition of wells and equipment as a result of the Alaska business combination. These non-cash expenses will continue at this higher level as the Alaska assets are being depleted over a range of 30 to 40 years.

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

	For the Year Ended April 30,
	2011	% of Revenue	2010	% of Revenue
Interest expense, net of interest income	$(443,961)	(2)%	$(131,001)	(2)%
Loss on derivative securities	(1,007,574)	(4)%	(13,299,430)	(227)%
Other expense, net	(537,157)	(2)%	(751,064)	(13)%
Gain on acquisitions	6,910,348	30%	461,111,924	NM
Total	$4,921,656	22%	$446,930,429	NM

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

At April 30, 2011 we had a working capital deficit of $7,691,517 as compared to a working capital surplus of $239,384 at April 30, 2010. This decrease in capital surplus is primarily due to an increase in trade payables of $3,917,674, an increase in accrued expenses of $3,388,480 and an increase in notes payable of $2,000,000, partially offset by an increase in state tax credits receivable of $2,513,336.

From April 30, 2010 to April 30, 2011, cash decreased from $2,994,634 to $1,558,933. This decrease was primarily due from an increase in cash used in investment activities of $11,313,999, partially offset by increases in cash provided by operations of $7,734,027 and cash provided by financing activities of $2,144,271.

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

As previously discussed, on November 5, 2009, CIE, LLC entered into an Assignment Oversight Agreement with the Alaska DNR which set out certain terms under which the Alaska DNR would approve the assignment of certain specified state oil and gas leases from Pacific Energy Resources CIE. The agreement required CIE to obtain financing in the minimum amount of $5,150,000 to provide funds to be used for expenditures approved by the Alaska DNR as part of  CIE’s plan of development. We have subsequently provided these funds for the West McArthur River facility using a portion of the proceeds of our capital raising efforts described elsewhere herein.

Cash flows

Net cash provided by operating activities for fiscal 2011 was $7,734,027. This primarily reflects a gain on acquisitions of $6,910,348, and losses on derivative securities of $1,007,574, along with increases in accounts payable and accrued liabilities of $7,306,153, which were partially offset by operating losses of $15,082,456 for fiscal 2011.

Net cash used by operating activities for fiscal 2010 was $730,466. This primarily reflects the cash paid for the operating expenses and selling, general and administrative expense in excess of revenues received for the period, which included the gain from the Alaska transaction, but partially offset by the issuance of equity for services, compensation and financing costs of $4,514,190.

Net cash used in investing activities for fiscal 2011 of $11,313,999 is primarily due to additions to property and improvements of $825,463 and capital expenditures for oil and gas properties of $10,488,536.

Net cash used by investing activities for fiscal 2010 of $9,443,653 is primarily due to the cash we paid for the Alaska assets of $4,541,252 and the purchase of oil and gas properties of $4,153,222, which were primarily costs associated with well startups.

Net cash provided by financing activities of $2,144,271 for fiscal 2011 primarily reflects the proceeds from borrowings of $5,500,000, which were partially offset payments on notes payable of $3,500,000; and restricted cash of $1,121,245.

Net cash provided by financing activities of $13,122,167 for fiscal 2010 primarily reflects the net cash received from the sale of stock of $9,646,478, proceeds received from borrowings of $5,576,444 which was partially offset by payments on notes payable of $3,762,980.

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

Impact of Derivative Accounting

Generally, warrants, with “full-ratchet” or reset provisions, which mean that the exercise or conversion price adjusts to pricing in subsequent sales or issuances, require liability classification and mark to market accounting. The amount of non-cash gains or losses we record is based upon the fair market value of our common stock on the measurement date.

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

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures , establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.

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

Equity-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model. ASC 718, Compensation – Stock Compensation , requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected terms, and expected forfeiture rates, to value equity-based compensation. We currently use a Black-Scholes pricing model to calculate the fair value of our stock options and warrants. We primarily use historical data to determine the assumptions to be used in the Black-Scholes model. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. This accounting guidance requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

Recent Accounting Pronouncements

ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This guidance also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. Additionally, this guidance requires acquisition-related costs to be expensed in the period in which the costs were incurred and the services are received instead of including such costs as part of the acquisition price. This guidance makes various other amendments to authoritative literature intended to provide additional guidance or to conform the guidance in that literature to that provided in this Statement. Our acquisition of the Ky-Tenn Oil, Inc and Cook Inlet assets and the stock and membership interests of East Tennessee Consultants, Inc. and East Tennessee Consultants II, LLC were recorded in accordance with this guidance.

We determined that all other issued, but not yet effective accounting pronouncements are inapplicable or insignificant to us and once adopted are not expected to have a material impact on our financial position.

Restatement of Unaudited Interim Consolidated Financial Statements

The Company has restated its unaudited consolidated balance sheets as of July 31, 2010, October 31, 2010 and January 31, 2011 and our unaudited consolidated statements of operations for the quarterly and year to date periods then ended. In each of the first two quarters of fiscal 2011, we failed to properly record depletion, depreciation and amortization expense related to leasehold costs, wells and equipment, fixed assets and asset retirement obligations and did not properly record the state tax credits expected from our Alaska operations. In the third quarter of fiscal 2011, it was determined that we inappropriately recorded revenue on a gross basis for overriding royalty interests (rather than recording revenue on a net basis). The correction of this classification error resulted in a decrease to “oil and gas revenue” and “oil and gas operating” of $824,746, $1,036,987, and $1,429,499, respectively, for the quarters ended July 31, 2010, October 31, 2010, and January 31, 2011. We also determined that we failed to properly record sufficient compensation expense on equity awards, did not properly calculate the liability for our derivative instruments, and did not properly consolidate an entity we control. The consolidation of MEI resulted in a decrease to notes payable, an increase to stockholders’ equity, and minor adjustments to cash, other assets and accrued expenses.

The corrections recorded to restate the unaudited consolidated financial statements as of July 31, 2010 include errors related to 2010 that were identified during the review of our 2011 fiscal third quarter.  Such errors were originally corrected in the Company’s restated unaudited consolidated financial statements for the first quarter ended July 31, 2010.  After identifying additional errors, we determined that the aggregate impact of such errors was material to the unaudited consolidated financial statements for the quarter ended July 31, 2010.  Accordingly, the 2010 consolidated financial statements were revised to correct these errors, which are considered immaterial to 2010.  Such corrections to our unaudited consolidated financial statements for the quarter ended July 31, 2010 resulted in a decrease to “general and administrative” of $1,107,000 and a decrease to “depreciation, depletion, and amortization” of $715,306.

The following is a summary presentation of corrections made to the Company’s unaudited consolidated balance sheet as of July 31, 2010, previously filed on Form 10-Q for the quarter ended July 31, 2010:

	July 31, 2010		July 31, 2010
	As Reported	Corrections	As Restated
ASSETS

Cash and cash equivalents	$472,543	$243,793	$716,336
Restricted cash	126,379	—	126,379
Accounts receivable, net	1,489,620	—	1,489,620
State production credits receivable	1,603,358	—	1,603,358
Inventory	767,678	—	767,678
Prepaid expenses	177,556	698,813	876,369
Oil and gas properties, net	483,238,369	(239,865)	482,998,504
Equipment, net	7,243,536	37,529	7,281,065
Land	526,500	—	526,500
Restricted cash, non-current	2,070,445	—	2,070,445
Other assets	599,550	(302,916)	296,634

TOTAL ASSETS	$498,315,534	$437,354	$498,752,888

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$5,244,203	$—	$5,244,203
Accrued expenses	440,570	278,227	718,797
Derivative liability	14,523,830	(531,412)	13,992,418
Unearned revenue	41,442	—	41,442
Deferred income taxes	184,367,963	(697,373)	183,670,590
Asset retirement obligation	16,301,020	(39,962)	16,261,058
Notes payable	3,104,744	(2,219,323)	885,421
Total Liabilities	224,023,772	(3,209,843)	220,813,929

STOCKHOLDERS’ EQUITY
Common stock	3,339	—	3,339
Additional paid-in capital	28,733,128	756,947	29,490,075
Retained earnings	245,555,295	2,890,250	248,445,545
Total Stockholders’ Equity	274,291,762	3,647,197	277,938,959

TOTAL LIAB. AND STOCKHOLDERS’ EQUITY	$498,315,534	$437,354	$498,752,888

The following is a summary presentation of corrections made to the Company’s unaudited consolidated statement of operations for the three month period ended July 31, 2010, previously filed on Form 10-Q for the quarter ended July 31, 2010:

	For the Three Months Ended July 31, 2010 As Reported	Corrections	For the Three Months Ended July 31, 2010 As Restated
REVENUES
Oil and gas revenue	$4,791,179	$(824,746)	$3,966,433
Other revenue	409,068	—	409,068
Total	5,200,247	(824,746)	4,375,501

COSTS AND EXPENSES
Oil and gas operating	2,304,107	(579,194)	1,724,913
Cost of other revenue	495,747	(245,552)	250,195
General and administrative	3,769,415	(458,978)	3,310,437
Depreciation, depletion and amortization	3,736,177	(757,821)	2,978,356
Total	10,305,446	(2,041,545)	8,263,901

LOSS FROM OPERATIONS	(5,105,199)	1,216,799	$(3,888,400)

OTHER INCOME(EXPENSE)
Interest income	4,553	—	4,553
Interest expense	(219,338)	—	(219,338)
Gain (loss) on derivatives, net	2,905,957	(1,100)	2,904,857
Other expense, net	(77,880)	(638,468)	(716,348)
Total	2,613,292	(639,568)	1,973,724

INCOME (LOSS) BEFORE INCOME TAXES	(2,491,907)	577,231	(1,914,676)
INCOME TAX BENEFIT (EXPENSE)	(69,791)	835,611	765,820
NET LOSS	$(2,561,698)	$1,412,842	$(1,148,856)
LOSS PER SHARE
Basic	$(0.08)	$0.04	$(0.04)
Diluted	$(0.08)	$0.04	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	32,835,722		32,835,722
Diluted	32,835,722		32,835,722

The following is a summary presentation of corrections made to the Company’s unaudited consolidated balance sheet as of October 31, 2010, previously filed on Form 10-Q for the quarter ended October 31, 2010:

	October 31, 2010 As Reported	Corrections	October 31, 2010 As Restated
ASSETS

Cash and cash equivalents	$986,547	$243,793	$1,230,340
Restricted cash	126,697	—	126,697
Accounts receivable, net	1,726,215	—	1,726,215
State production credits receivable	2,167,044	—	2,167,044
Inventory	627,746	—	627,746
Prepaid expenses	1,487,444	415,510	1,902,954
Oil and gas properties, net	481,630,866	(257,899)	481,372,967
Equipment, net	7,087,429	73,688	7,161,117
Land	526,500	—	526,500
Restricted cash, non-current	2,314,517	—	2,314,517
Other assets	476,050	(302,916)	173,134
TOTAL ASSETS	$499,157,055	$172,176	$499,329,231

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable	$8,604,077	$—	$8,604,077
Accrued expenses	399,517	278,227	677,744
Derivative liability	13,741,892	(271,928)	13,469,964
Unearned revenue	108,473	—	108,473
Deferred income taxes	184,468,878	(3,421,479)	181,047,399
Asset retirement obligation	16,544,505	(39,962)	16,504,543
Notes payable	2,284,871	(2,284,871)	—
Total	226,152,213	(5,740,013)	220,412,200

STOCKHOLDERS’ EQUITY
Common stock	3,617	—	3,617
Additional paid-in capital	30,939,449	3,614,577	34,554,026
Retained earnings	242,061,776	2,297,612	244,359,388
Total	273,004,842	5,912,189	278,917,031

TOTAL LIAB. AND STOCKHOLDERS’ EQUITY	$499,157,055	$172,176	$499,329,231

The following is a summary presentation of corrections made to the Company’s unaudited consolidated statement of operations for the three month period ended October 31, 2010, previously filed on Form 10-Q for the quarter ended October 31, 2010:

	For the Three Months Ended Oct. 31, 2010 As Reported	Corrections	For the Three Months Ended Oct. 31, 2010 As Restated
REVENUES
Oil and gas revenue	$6,081,793	$(1,036,987)	$5,044,806
Other revenue	593,869	—	593,869
Total	6,675,662	(1,036,987)	5,638,675

COSTS AND EXPENSES
Oil and gas operating	3,611,582	(893,150)	2,718,432
Cost of other revenue	341,408	(143,837)	197,571
General and administrative	3,078,951	791,779	3,870,730
Depreciation, depletion and amortization	3,517,056	(18,125)	3,498,931
Total	10,548,997	(263,333)	10,285,664

LOSS FROM OPERATIONS	(3,873,335)	(773,654)	(4,646,989)

OTHER INCOME (EXPENSE)
Interest income	1,174	—	1,174
Interest expense	(410,422)	—	(410,422)
Gain (loss) on derivatives, net	781,938	(2,543,090)	(1,761,152)
Other income, net	7,125	—	7,125
Total	379,815	(2,543,090)	(2,163,275)

LOSS BEFORE INCOME TAXES	(3,493,520)	(3,316,744)	(6,810,264)
INCOME TAX BENEFIT	—	2,724,106	2,724,106
NET LOSS	$(3,493,520)	$(592,638)	$(4,086,158)

LOSS PER SHARE
Basic	$(0.10)	$(0.02)	$(0.12)
Diluted	$(0.10)	$(0.02)	$(0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	34,314,794		34,314,794
Diluted	34,314,794		34,314,794

The following is a summary presentation of corrections made to the Company’s unaudited consolidated balance sheet as of January 31, 2011, previously filed on Form 10-Q for the quarter ended January 31, 2011:

	January 31, 2011 As Reported	Corrections	January 31, 2011 As Restated
ASSETS

Cash and cash equivalents	$3,158,946	$243,793	$3,402,739
Restricted cash	290,531	—	290,531
Accounts receivable, net	1,487,669	—	1,487,669
State production credits receivable	5,417,126	—	5,417,126
Inventory	528,573	—	528,573
Prepaid expenses	1,926,357	132,207	2,058,564
Oil and gas properties, net	480,387,148	(287,058)	480,100,090
Equipment, net	8,016,302	105,719	8,122,021
Land	526,500	—	526,500
Restricted cash, non-current	2,299,538	—	2,299,538
Other assets	289,009	(289,009)	—
TOTAL ASSETS	$504,327,699	$(94,348)	$504,233,351

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable	$9,183,616	$—	$9,183,616
Accrued expenses	766,507	278,247	1,044,754
Derivative liability	1,261,291	1,960,274	3,221,565
Unearned revenue	41,443	—	41,443
Deferred income taxes	184,468,878	(3,479,612)	180,989,266
Asset retirement obligation	16,913,376	(39,962)	16,873,414
Notes payable	4,850,419	(2,350,419)	2,500,000
Total	217,485,530	(3,631,472)	213,854,058

STOCKHOLDERS’ EQUITY
Common stock	3,941	—	3,941
Additional paid-in capital	43,866,501	2,236,633	46,103,134
Retained earnings	242,971,727	1,300,491	244,272,218
Total	286,842,169	3,537,124	290,379,293

TOTAL LIAB. AND STOCKHOLDERS’ EQUITY	$504,327,699	$(94,348)	$504,233,351

The following is a summary presentation of corrections made to the Company’s unaudited consolidated statement of operations for the three month period ended January 31, 2011, previously filed on Form 10-Q for the quarter ended January 31, 2011:

	For the Three Months Ended Jan. 31, 2011 As Reported	Corrections	For the Three Months Ended Jan. 31, 2011 As Restated
REVENUES
Oil and gas revenue	$7,039,457	$(1,429,499)	$5,609,958
Other revenue	775,664	—	775,664
Total	7,815,121	(1,429,499)	6,385,622

COSTS AND EXPENSES
Oil and gas operating	2,994,888	(1,163,822)	1,831,066
Cost of other revenue	691,504	(265,677)	425,827
General and administrative	1,204,116	549,135	1,753,251
Depreciation, depletion and amortization	3,357,654	(2,872)	3,354,782
Total	8,248,162	(883,236)	7,364,926

LOSS FROM OPERATIONS	(433,041)	(546,263)	(979,304)

OTHER INCOME (EXPENSE)
Interest income	9,253	—	9,253
Interest expense	(111,162)	—	(111,162)
Gain on derivatives, net	1,444,900	(508,971)	935,929
Total	1,342,991	(508,971)	834,020

LOSS BEFORE INCOME TAXES	909,950	(1,055,234)	(145,284)
INCOME TAX BENEFIT	—	58,113	58,113
NET INCOME (LOSS)	$909,950	$(997,121)	$(87,171)

INCOME (LOSS) PER SHARE
Basic	$0.02	$(0.02)	$(0.00)
Diluted	$0.02	$(0.02)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	34,314,794		34,314,794
Diluted	34,314,794		34,314,794

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

ITEM 9A.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, at the end of the period covered by our report for the quarter ended January 31, 2011 filed on Form 10-Q (the "Q3 Evaluation Date"). Prior to the filing of such report with the Securities and Exchange Commission, on March 17, 2011 the Audit Committee of the Board of Directors determined that our unaudited consolidated balance sheet at July 31, 2010, and our unaudited consolidated statement of operations for the three-month period ended July 31, 2010, as well as our unaudited consolidated balance sheet at October 31, 2010, and our unaudited consolidated statement of operations for the three and six month periods ended October 31, 2010 could no longer be relied upon as a result of misstatements in those financial statements. In each of the first two quarters of fiscal 2011, we failed to properly record depreciation, depletion and amortization expense related to leasehold costs, wells and equipment, fixed assets and asset retirement obligations and did not properly record the state production credits expected from our Alaska operations. We have corrected these accounting misstatements in Item 7 contained in this report.

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

In addition, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, at the end of the period covered by this report (the “Evaluation Date”). Subsequent to the Evaluation Date, but prior to the filing of this report with the Securities and Exchange Commission, on July 28, 2011 the Audit Committee of the Board of Directors determined that that our unaudited consolidated balance sheets at July 31, 2010, October 31, 2010 and January 31, 2011 and our unaudited consolidated statements of operations for the quarterly and year to date periods then ended, could no longer be relied upon as a result of errors in those financial statements. In the third quarter of fiscal 2011, it was determined that we inappropriately recorded revenue on a gross basis for overriding royalty interests (rather than recording revenue on a net basis). The correction of this classification error resulted in a decrease to “oil and gas revenue” and “oil and gas operating” of $824,746, $1,036,987, and $1,429,499, respectively, for the quarters ended July 31, 2010, October 31, 2010, and January 31, 2011. We also determined that we failed to properly record sufficient compensation expense on equity awards, did not properly calculate the liability for our derivative instruments, and did not properly consolidate an entity we control. The consolidation of MEI resulted in a decrease to notes payable, an increase to stockholders’ equity, and minor adjustments to cash, other assets and accrued expenses. The corrections recorded to restate the unaudited consolidated financial statements as of July 31, 2010 include errors related to 2010 that were identified during the review of our 2011 fiscal third quarter.  Such errors were originally corrected in the Company’s restated unaudited consolidated financial statements for the first quarter ended July 31, 2010.  After identifying additional errors, we determined that the aggregate impact of such errors was material to the unaudited consolidated financial statements for the quarter ended July 31, 2010.  Accordingly, the 2010 consolidated financial statements were revised to correct these errors, which are considered immaterial to 2010.  Such corrections applied to our unaudited consolidated financial statements for the quarter ended July 31, 2010 resulted in a decrease to “general and administrative” of $1,107,000 and a decrease to “depreciation, depletion, and amortization” of $715,306. Accordingly, our unaudited consolidated balance sheets at July 31, 2010, October 31, 2010 and January 31, 2011 and the unaudited consolidated statements of operations for the quarterly and year to date periods then ended contained in the January 31, 2011 Form 10-Q will be restated.

As described in note 18, the Company also has reflected an immaterial correction of an error in the accompanying April 30, 2010 consolidated balance sheet and in the accompanying consolidated statements of operations, stockholders’ equity and cash flows for the year ended April 30, 2010. We failed to properly record depreciation, depletion and amortization expenses related to leasehold costs, wells and equipment, fixed assets and asset retirement obligations, did not properly record the state production credits expected from our Alaska operations, did not properly calculate the liability for our derivative instruments, and did not properly consolidate an entity we control. The consolidation of MEI resulted in a decrease to notes payable of $1,803,775, an increase to stockholders’ equity of $1,509,369, and minor adjustments to cash, other assets and accrued expenses. The 2010 immaterial error corrections originally corrected in the Company’s restated unaudited consolidated financial statements for the first quarter ended July 31, 2010, subsequently corrected in the 2010 consolidated financial statements, resulted in a decrease to “income tax expense” of $1,107,000, an increase to “equipment, net” of $414,444, an increase to “depreciation, depletion, and amortization” of $715,306, an increase to the “asset retirement obligation” of $395,532, and a decrease to “oil and gas properties, net” of $1,841,218.  We also recorded a reclassification between “equipment, net” and “oil and gas properties, net” in the amount of $108,000,000 to appropriately classify such assets on our consolidated balance sheet.

As described in note 17, the Company has restated its unaudited consolidated statement of cash flows for the year ended April 30, 2011, as contained in the Form 10-K filed by the Company on July 29, 2011, due to computational errors in such statement.

Furthermore, the Company has reflected an immaterial correction of an error in the accompanying April 30, 2011 unaudited consolidated balance sheet and in the accompanying unaudited consolidated statement of operations for the year ended April 30, 2011, as contained in the Form 10-K filed by the Company on July 29, 2011, to increase income tax benefit and decrease deferred tax liability by $560,000, due to the failure to reflect the tax effect of certain misstatements that were corrected by the Company and reflected in the accompanying consolidated financial statements.

On July 29, 2011 we filed our Annual Report on Form 10-K for the year ended April 30, 2011 (the “2011 10-K”) with the SEC. The 2011 10-K was filed with the SEC prior to KPMG LLP, our independent registered public accounting firm, completing its review of the annual report and issuing their independent accountants’ report on the financial statements, as well as the consent to the use of their report filed as Exhibit 23.3. On July 30, 2011, the Audit Committee of our Board of Directors determined that our consolidated balance sheet at April 30, 2011, and our consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (collectively, the “2011 Financial Statements”), as well as the report of KPMG LLP dated July 29, 2011 on such statements, all as included in our 2011 10-K, should not be relied upon. The filing of the 2011 10-K prior to the completion of the review by KPMG LLP and the issuance of its report was a material weakness in our disclosure controls and procedures and in our internal control over financial reporting.

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

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Name	Age	Position
Deloy Miller	64	Chairman of the Board of Directors and Chief Operating Officer
Scott M. Boruff	48	Chief Executive Officer and Director
David J. Voyticky	42	President, Director
Paul W. Boyd	53	Chief Financial Officer
David M. Hall	42	Chief Executive Officer of CIE and Director
Herman E. Gettelfinger [3]	78	Director
Jonathan S. Gross[2,3]	52	Director
General Merrill A. McPeak [1,2]	75	Lead Outside Director
Charles M. Stivers [1,2]	49	Director
Don A. Turkleson[1,3]	56	Director

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

David M. Hall. Mr. Hall has served as Chief Executive Officer of our CIE subsidiary and member of our Board of Directors since December 2009. Mr. Hall was the former Vice President and General Manager of Alaska Operations, Pacific Energy Resources Ltd. from January 2008 to December 2009. Before that time, from 2000 to 2008, he served as the Production Foreman and Lead Operator in Alaska for Forest Oil Corp, rising to Production Manager for all of Alaska operation for Forest Oil.

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

Name (a)	Fees Paid or Earned in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)

David J. Voyticky [1]	$0	$0	$296,661	$0	$0	$0	$296,661
Herman E. Gettelfinger	0	0	0	0	0	0	0
Jonathan S. Gross[2]	0	0	296,661	0	0	0	296,661
Merrill A. McPeak[3]	0	0	296,661	0	0	0	296,661
Charles M. Stivers	0	0	0	0	0	0	0
Don A. Turkleson[4]	0	0	307,807	0	0	0	307,807

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

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.” The value attributable to any option awards in the following table is computed in accordance with ASC Topic 718. The value of the securities issued reflects the aggregate grant date fair value computed in accordance with ASC Topic 718 assuming the following weighted averages:

Term (in years)	3.8
Volatility	72%
Risk-free interest rates	1.5%
Dividend yield	0.00

Summary Compensation Table

NAME AND PRINCIPAL POSITION (A)	YEAR (B)	SALARY ($) (C)	BONUS ($) (D)	STOCK AWARDS ($) (E)	OPTION AWARDS ($) (F)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($) (G)	NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($) (H)	ALL OTHER COMPENSATION ($) (I)	TOTAL ($) (J)

Scott M. Boruff [1]	2011	341,146	1,084,047	888,875	5,302,161	0	0	12,704	7,628,933
	2010	260,228	576,547	578,000	1,786,920	0	0	12,640	3,214,335

Paul W. Boyd [2]	2011	177,346	91,000	0	0	0	0	6,000	274,346
	2010	133,943	0	0	1,325,634	0	0	6,000	1,465,577

Deloy Miller [3]	2011	200,000	60,000	0	0	0	0	1,277	261,277
	2010	203,846	0	0	1,244,083	0	0	1,161	1,449,090

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

Miller Petroleum, Inc. Stock Plan

In April 2010 our Board of Directors authorized the Miller Petroleum, Inc. Stock Plan which was subsequently approved by our shareholders at a special meeting held on April 27, 1010. The purpose of this plan, which is administered by the Compensation Committee of the Board of Directors, is to further the success of our company by making our common stock available to our employees through grants of incentive stock options, non-qualified stock options and restricted stock. We believe that the plan provides an incentive to such persons to continue in our service, to perform at and above targeted levels, and to give them a greater interest as shareholders in our success. We have reserved 3,000,000 shares of our common stock for issuance under this plan. Options and restricted stock awards may be granted under the plan only to our employees, officers or directors, or to members of any advisory panel or board established at the direction of the Board. In determining the persons to whom options or restricted stock awards will be granted and the number of shares to be covered by each option or award, the Compensation Committee may take into account the nature of the services rendered by the respective persons, their present and potential contributions to our and such other factors as the Compensation Committee in its discretion may believe relevant. The term of options granted under the stock option plan may not exceed 10 years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for stock options cannot be less than fair market value on the date of grant. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. As of April 30, 2011, we have granted options or awarded shares in the amount of 2,800,000 shares of our common stock under the plan.

Miller Petroleum, Inc. 2011 Equity Compensation Plan

In December 2010 our Board of Directors authorized the Miller Petroleum, Inc. 2011 Equity Compensation Plan which was subsequently approved by our shareholders at our fiscal 2010 annual meeting held on March 11, 2011. The purpose of this plan, which is administered by the Compensation Committee of the Board of Directors, is to further the success of our company by making our common stock available to our employees through grants of incentive stock options, non-qualified stock options and restricted stock. We believe that the plan provides an incentive to such persons to continue in our service, to perform at and above targeted levels, and to give them a greater interest as shareholders in our success. We have reserved 8,250,000 shares of our common stock for issuance under this plan. Options and restricted stock awards may be granted under the plan only to our employees, officers or directors, or consultants. In determining the persons to whom options or restricted stock awards will be granted and the number of shares to be covered by each option or award, the Compensation Committee may take into account the nature of the services rendered by the respective persons, their present and potential contributions to our and such other factors as the Compensation Committee in its discretion may believe relevant. The term of options granted under the stock option plan may not exceed 10 years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for stock options cannot be less than fair market value on the date of grant. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. As of April 30, 2011, we have granted options or awarded shares in the amount of 2,800,000 shares of our common stock under the plan.

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

Director Independence

Messrs. Stivers, Gettelfinger, Gross, McPeak and Turkleson are considered independent within The New York Stock Exchange’s director independence standards pursuant to Corporate Governance Standard 303A.02.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for audit services provided by KPMG LLP and Sherb & Co., LLP for 2011 and 2010. There were no audit-related, tax or other services provided.

	2011	2010

Audit Fees	$451,005	$128,500

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes accounting and reporting consultations and review of SEC registration statements, other filings and other offerings.

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

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Reorganization dated December 20, 1996 between Triple Chip Systems, Inc. and Miller Petroleum, Inc. (1)
3.1	Certificate of Incorporation (2)
3.2	Certificate of Amendment of Certificate of Incorporation (2)
3.3	Certificate of Amendment of Certificate of Incorporation (2)
3.4	Certificate of Ownership and Merger and Articles of Merger between Triple Chip Systems, Inc. and Miller Petroleum, Inc. (3)
3.5	Amended and Restated Charter of Miller Petroleum, Inc. (18)
3.6	Amended and Restated Bylaws of Miller Petroleum, Inc. (18)
3.7	Articles of Amendment to the Bylaws of Miller Petroleum, Inc. (29)
3.8	Articles of Amendment to the Charter of Miller Petroleum, Inc. (30)
4.1	Form of Stock Purchase Warrant issued May 4, 2005 to Prospect Energy Corporation (4)
4.2	Form of Stock Purchase Warrant issued May 4, 2005 to Petro Capital III, L.P. (4)
4.3	Form of Stock Purchase Warrant issued May 4, 2005 to Petrol Capital Advisors, LLC (4)
4.4	Form of Stock Purchase Warrant issued December 31, 2005 to Petro Capital III, L.P. (5)
4.5	Form of Stock Purchase Warrant issued December 31, 2005 to Prospect Energy Corporation (5)
4.6	Form of Stock Purchase Warrant issued December 31, 2005 to Petro Capital Advisors, LLC (5)
4.7	Form of warrant issued to Cresta Capital Corporation (12)
4.8	Form of option granted to Paul W. Boyd (12)
4.9	Form of warrant issued to David M. Hall, Walter J. Wilcox, II and Troy Stafford (15)
4.10	6% Convertible Secured Promissory Note (15)
4.11	Form of common stock purchase warrant for March 2010 private placement (21)
4.12	Form of common stock purchase warrant issued to purchasers in the Miller Energy Income Fund 2009-A, LP offering (21)
4.13	Form of common stock purchase warrant issued to Sutter Securities Incorporated (21)
10.1	Purchase and Sale Agreement dated December 16, 1997 between AKS Energy Corporation and Miller Petroleum, Inc. (6)
10.2	Assumption Agreement dated December 16, 1997 between AKS Energy Corporation and Miller Petroleum, Inc. (6)
10.3	Purchase and Sale Agreement dated September 6, 2000 between NAMI Resources Company, LLC and Miller Petroleum, Inc. (7)
10.4	Employment Agreement as of August 1, 2008 with Scott M. Boruff (8)
10.5	Amendment to Employment Agreement with Scott M. Boruff dated September 9, 2008 (9)
10.6	Form of Registration Rights Agreement dated May 4, 2005 by and among Miller Petroleum, Inc., Petro Energy Corporation, Petrol Capital III, L.P. and Petro Capital Advisors, LLC. (4)
10.7	Farmout Agreement dated September 3, 1999 between Tengasco, Inc. and Miller Petroleum, Inc. (3)
10.8	Registration Rights Agreement dated May 4, 2005 (4)
10.9	Purchase and Sale Agreement dated June 13, 2008 between Atlas Energy Resources, LLC and Miller Petroleum, Inc. (8)
10.10	Termination Agreement, General Release and Covenant No To Sue Dated June 13, 2008 with Cresta Capital Strategies, LLC (12)
10.11	Agreement dated June 8, 2009 between Ky-Tenn Oil, Inc. and Miller Petroleum, Inc. (13)
10.12	Agreement dated June 18, 2009 for Sale of Capital Stock of East Tennessee Consultants, Inc. and Sale of Membership Interests of East Tennessee Consultants II, LLC (14)
10.13	Agreement for Sale of Membership Interest in Cook Inlet Energy, LLC (15)
10.14	Form of Securities Purchase Agreement for December 2009 private placement (16)
10.15	First Secured Promissory Note from Miller Petroleum, Inc. to Miller Energy Income 2009-A, LP (17)
10.16	Second Secured Promissory Note from Miller Petroleum, Inc. to Miller Energy Income 2009-A, LP (17)

10.17	Loan and Security Agreement between Miller Petroleum, Inc and Miller Energy Income 2009-A, LP (17)
10.18	Escrow Agreement (17)
10.19	Form of Securities Purchase Agreement for March 2010 private placement (21)
10.20	Form of Registration Rights Agreement for March 2010 private placement (21)
10.21	Finder’s Agreement with Sutter Securities Incorporated dated December 28, 2009 (21)
10.22	Finder’s Agreement with Sutter Securities Incorporated dated March 18, 2010 (21)
10.23	Miller Petroleum, Inc. Stock Plan (18)
10.24	Consulting Agreement dated March 12, 2010 with Bristol Capital, LLC (21)
10.25	Marketing Agreement dated August 1, 2009 with The Dimirak Companies (21)
10.26	Consulting Agreement dated February 1, 2010 with Tyler Energy Consulting Group (21)
10.27	Letter Agreement dated November 5, 2009 between Vulcan Capital Corporation, LLC and Miller Petroleum, Inc. (21)
10.28	Assignment Oversight Agreement dated November 5, 2009 between Cook Inlet Energy, LLC and The State of Alaska Department of Natural Resources (21)
10.29	Cook Inlet Energy, LLC Master Services Agreement with Fairweather E&P Services, Inc. dated January 1, 2010 (21)
10.30	Purchase and Sale Agreement by and between Cook Inlet Energy, LLC and Pacific Energy Alaska Operating LLC and Pacific Energy Alaska Holdings, LLC dated as of November 24, 2009 (20)
10.31	Cook Inlet Spill Prevention and Response, Inc. Bylaws and Response Action Contract (21)
10.32	Separation Agreement and General Release with Ford F. Graham (19)
10.33	Third Secured Promissory Note from Miller Petroleum, Inc. to Miller Energy Income 2009-A, LP (22)
10.34	Letter from the State of Alaska to Cook Inlet Energy, LLC announcing acceptance of terms for the extension of Susitna Exploration License #2 (23)
10.35	Settlement Agreement between Petro Capital III, LP, Petro Capital Advisors, LLC, and Miller Petroleum, Inc. (24)
10.36	Settlement Agreement between Cook Inlet Pipe Line Company and Cook Inlet Energy, LLC (25)
10.37	Settlement Agreement between Prospect Capital Corporation and Miller Petroleum, Inc. (26)
10.38	Aircraft Purchase Agreement between The Heavener Company Leasing, LLC, Bristol Capital Advisors, LLC, Bristol Capital, LLC and Miller Petroleum, Inc. (27)
10.39	Promissory Note from Miller Petroleum, Inc. to PlainsCapital Bank (28)
10.40	Guaranty from Deloy Miller to PlainsCapital Bank (28)
10.41	Guaranty from Scott Boruff to Plains Capital Bank (28)
10.42	Amended and Restated Employment Agreement with Scott M. Boruff (28)
10.43	Performance Bond Agreement between the State of Alaska and Cook Inlet Energy, LLC (29)
10.44	2011 Equity Compensation Plan (29)
10.45	Employment Agreement with Paul W. Boyd (29)
10.46	Employment Agreement with David J. Voyticky (31)
10.47	Contract of Construction and Sale between Miller Energy Resources, Inc. and Voorhees Equipment and Consulting, Inc. (32)
10.48	Collateral Assignment of Rig Contract between Miller Energy Resources, Inc. and Guggenheim Corporate Funding, LLC (32)
10.49	Loan Agreement between Miller Energy Resources, Inc. and Guggenheim Corporate Funding, LLC, Citibank, N.A. and Bristol Investment Fund, Ltd. (33)
10.50	Shareholders’ Agreement between Deloy Miller, Scott M. Boruff, David J. Voyticky, David M. Hall, Paul W. Boyd and Miller Energy Resources, Inc. (33)
10.51	Guarantee and Collateral Agreement between Miller Energy Resources, Inc. and its subsidiaries, and Guggenheim Corporate Funding, LLC (33)
10.52	First Amendment to Consulting Agreement between Miller Energy Resources, Inc. and Bristol Capital, LLC (33)
10.53	Lease between Miller Energy Resources, Inc. and Pellissippi Pointe II, LLC**
10.54	Form of Assignment of Membership Interest in Pellissippi Pointe, LLC**
10.55	Form of Assignment of Membership Interest in Pellissippi Pointe II, LLC**
14.1	Amended and Restated Code of Business Conduct and Ethics **
21.1	Subsidiaries of the registrant **
23.1	Consent of Ralph E. Davis Associates, Inc. **
23.2	Consent of Lee Keeling and Associates, Inc. **

23.3	[Intentionally Omitted]
23.4	Consent of Sherb & Co., LLP **
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of Chief Financial Officer *
99.1	Reserve Report of Ralph E. Davis Associates, Inc. at April 30, 2011 on Cook Inlet assets **
99.2	Reserve Reports of Lee Keeling and Associates, Inc. at April 30, 2011 on Appalachian region assets **

———————

*

filed herewith

**

previously filed

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

Date: August 8, 2011

MILLER ENERGY RESOURCES, INC.

By:	/s/ SCOTT BORUFF
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DELOY MILLER	Chairman of the Board, Chief Operating Officer	August 8, 2011
Deloy Miller

/s/ SCOTT M. BORUFF	Chief Executive Officer, director, principal	August 8, 2011
Scott M. Boruff	executive officer

/s/ PAUL W. BOYD	Chief Financial Officer, principal financial and	August 8, 2011
Paul W. Boyd	accounting officer

/s/ DAVID J. VOYTICKY	President, Director	August 8, 2011
David J. Voyticky

/s/ HERMAN GETTLEFINGER	Director	August 8, 2011
Herman Gettlefinger

/s/ JONATHAN S. GROSS	Director	August 8, 2011
Jonathan S. Gross

/s/ DAVID M. HALL	Director	August 8, 2011
David M. Hall

/s/ MERRILL A. MCPEAK	Director	August 8, 2011
Merrill A. McPeak

/s/ CHARLES STIVERS	Director	August 8, 2011
Charles Stivers

/s/ DON A. TURKLESON	Director	August 8, 2011
Don A. Turkleson

MILLER ENERGY RESOURCES, INC.

FORM 10-K/A

(AMENDMENT NO. 1)

Report of Independent Registered Public Accounting Firm

on the Consolidated Balance Sheet at April 30, 2011 and the Consolidated Statements of Operations,

Stockholders’ Equity and Cash Flows for the year ended April 30, 2011 has been intentionally omitted.

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

/s/ Sherb & Co., LLP
SHERB & CO, LLP
Certified Public Accountants

New York, New York
July 25, 2010

MILLER ENERGY RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	April 30, 2011	April 30, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,558,933	$2,994,634
Restricted cash	202,980	126,064
Accounts receivable, net
Related parties	27,822	47,446
Customers and other	1,619,720	1,444,844
State production credits receivable	3,620,336	1,107,000
Inventory	1,043,960	275,610
Prepaid expenses	231,724	1,503,755
Total	8,305,475	7,499,353

Oil and Gas Properties
Cost	496,308,182	485,925,420
Less accumulated depletion	(14,439,233)	(3,156,420)
Oil and gas properties, net	481,868,949	482,769,000

Equipment
Cost	10,292,514	9,196,979
Less accumulated depreciation and amortization	(2,003,053)	(1,961,756)
Equipment, net	8,289,461	7,235,223

Other Assets
Land	526,500	526,500
Restricted cash, non-current	10,026,516	2,071,839
Other assets	63,907	240,056
Total other assets	10,616,923	2,838,395
Total Assets	$509,080,808	$500,341,971

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$7,496,786	$3,579,112
Accrued expenses	4,185,087	796,608
Current portion of derivative liability	2,305,118	2,884,249
Current portion of notes payable	2,000,000	—
Total	15,986,991	7,259,969

Long-term Liabilities
Deferred income taxes	178,326,065	184,607,116
Asset retirement obligation	17,293,718	16,017,572
Non-current portion of derivative liability	2,732,659	14,013,026
Notes payable	—	1,239,399
Total	198,352,442	215,877,113
Total Liabilities	214,339,433	223,137,082

Equity
Common stock, par value $0.0001 per share (500,000,000 shares authorized, 39,880,251 and 32,224,894 shares issued as of April 30, 2011 and 2010, respectively)	3,988	3,222
Additional paid-in capital	49,012,755	27,597,286
Retained earnings	245,724,632	249,604,381
Total Stockholders' Equity	294,741,375	277,204,889
Total Liabilities and Equity	$509,080,808	$500,341,971

See accompanying Notes to Consolidated Financial Statements.

MILLER ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	April 30, 2011	April 30, 2010
	(Unaudited)
Revenues
Oil sales	$19,999,423	$4,064,909
Natural gas sales	525,694	372,306
Other revenue	2,316,752	1,429,789
Total	22,841,869	5,867,004

Costs and Expenses
Oil and gas operating	9,702,548	2,737,774
Cost of other revenue	807,739	754,559
General and administrative	14,554,667	10,263,160
Depreciation, depletion and amortization	12,859,371	3,424,614
Total	37,924,325	17,180,107
Operating Loss	(15,082,456)	(11,313,103)

Other Income (Expense)
Interest income	546,274	25,616
Interest expense	(990,235)	(156,617)
Loss on derivatives, net	(1,007,574)	(13,299,430)
Gain on acquisitions	6,910,348	461,111,924
Other expense, net	(537,157)	(751,064)
Total	4,921,656	446,930,429

Income (Loss) Before Income Taxes	(10,160,800)	435,617,326
Income tax expense (benefit)	(6,281,051)	184,676,760
Net Income (Loss)	$(3,879,749)	$250,940,566

Income (Loss) per Share
Basic	$(0.11)	$11.65
Diluted	$(0.11)	$8.34

Average Number of Common Shares Outstanding
Basic	36,112,286	21,537,677
Diluted	36,112,286	30,092,017

See accompanying Notes to Consolidated Financial Statements.

MILLER ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital (Unaudited)	Retained Earnings (Deficit) (Unaudited)	Total (Unaudited)
	Common Stock
	Shares (Unaudited)	Amount (Unaudited)
Balance at April 30, 2009	15,974,356	$1,597	$8,555,324	$(1,336,185)	$7,220,736
Net income	—	—	—	250,940,566	250,940,566
Sale of equity for cash	7,893,432	789	7,799,827	—	7,800,616
Issuance of equity for acquisitions	2,000,000	200	2,641,455	—	2,641,655
Issuance of equity for compensation	100,000	10	1,662,210	—	1,662,220
Issuance of equity for financing cost	1,679,250	168	2,961,757	—	2,961,925
Exercise of equity rights	2,017,847	202	281,798	—	282,000
Issuance of equity for services	469,100	47	1,735,861	—	1,735,908
Beneficial conversion features	—	—	809,263	—	809,263
Conversion of notes	2,090,909	209	1,149,791	—	1,150,000
Balance at April 30, 2010	32,224,894	3,222	27,597,286	249,604,381	277,204,889

Net loss	—	—	—	(3,879,749)	(3,879,749)
Issuance of equity for services	30,000	3	1,880,553	—	1,880,556
Issuance of equity for equipment	100,000	10	452,990	—	453,000
Issuance of equity for compensation	162,500	17	4,516,071	—	4,516,088
Exercise of equity rights	4,262,858	426	12,861,165	—	12,861,591
Conversion of notes	3,099,999	310	1,704,690	—	1,705,000
Balance at April 30, 2011	39,880,251	$3,988	$49,012,755	$245,724,632	$294,741,375

See accompanying Notes to Consolidated Financial Statements.

MILLER ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended April 30,
	2011	2010
	(As Restated) (Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(3,879,749)	$250,940,566
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	12,859,371	3,424,614
Gain on acquisitions	(6,910,348)	(461,111,924)
Loss on sale of equipment	625,948	—
Write off of prepaid offering cost	—	666,476
Issuance of equity for services	609,559	1,735,908
Issuance of equity for compensation	4,516,088	1,638,900
Issuance of equity for financing cost	—	1,139,382
Deferred income taxes	(6,281,051)	184,676,760
Loss on derivative instruments, net	1,007,574	13,299,430
Changes in operating assets and liabilities, net of effects of business acquisitions:
Receivables, net	(2,668,588)	(2,428,816)
Inventory	(768,350)	(222,291)
Prepaid expenses	1,272,031	(1,257,726)
Other assets	176,149	2,821,643
Accounts payable and accrued expenses	7,306,153	3,675,742
Asset retirement obligation	(130,760)	270,890
Net cash provided (used) by operating activities	7,734,027	(730,446)

Cash Flows from Investing Activities
Purchase of equipment and improvements	(825,463)	(824,179)
Proceeds from sale of properties and equipment	—	75,000
Capital expenditures for oil and gas properties	(10,488,536)	(4,153,222)
Purchase of Alaska business	—	(4,541,252)
Net cash used by investing activities	(11,313,999)	(9,443,653)

Cash Flows from Financing Activities
Payments on notes payable	(3,500,000)	(3,762,980)
Debt acquisition costs	—	(619,359)
Proceeds from borrowing	5,500,000	5,576,444
Proceeds from sale of stock, net	—	9,646,478
Cash acquired through acquisition	—	203,993
Exercise of equity rights	1,265,516	282,000
Restricted cash	(1,121,245)	1,795,591
Net cash provided by financing activities	2,144,271	13,122,167
Net Increase (Decrease) in Cash and Cash Equivalents	(1,435,701)	2,948,068

Cash and Cash Equivalents at Beginning of Period	2,994,634	46,566
Cash and Cash Equivalents at End of Period	$1,558,933	$2,994,634

Cash paid for interest	$824,055	$603,034

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries Miller Drilling TN, LLC, Miller Rig & Equipment, LLC, Miller Energy Services, LLC, East Tennessee Consultants II, LLC, East Tennessee Consultants, Inc., Miller Energy GP, LLC, and Cook Inlet Energy, LLC. The consolidated financial statements also include the accounts of Miller Energy Income 2009-A, LP as a result of the Company maintaining control of such entity. All significant intercompany accounts and transactions have been eliminated.

Risks and Uncertainties

Factors that could affect the Company’s future operating results and cause actual results to vary materially from management’s expectation include, but are not limited to: the capital intensive nature of our business and our ability to maintain and secure adequate capital to fully develop our operations and assets; our ability to perform under the terms of the Alaska Oversight Agreement with the Alaska Department of Natural Resources, including meeting the funding requirements of that agreement; the imprecise nature of our reserve estimates; our ability to recover proved undeveloped reserves and convert probable and possible reserves to proved reserves; fluctuating oil and natural gas prices; changes in environmental or regulatory requirements; our ability to control expenses; and the impact of changes in accounting principles.  Negative developments in these or other risk factors could have a significant adverse effect on the Company’s financial position, results of operations and cash flows.

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

Oil and gas reserve estimates for our Tennessee operations are developed from information provided by the Company's management to Lee Keeling & Associates, Inc. of Tulsa, Oklahoma. Oil and gas reserve estimates for Alaska operations are developed from information provided by the Company's management to Ralph E. Davis Associates, Inc. of Houston, Texas. Future production may vary materially from estimated oil and gas proved reserves. Actual future prices may vary significantly from price assumptions used for determining proved reserves and for financial reporting.

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

Asset retirement obligations associated with the retirement of tangible long-lived assets are recognized as liabilities with an increase to the carrying amounts of the related long-lived assets in the period incurred. Asset retirement obligation liabilities include certain estimates.  These include the estimates of fair value, future cash outflows, credit adjusted risk-free rate, retirement costs, inflation rates and the estimated timing of abandonment. These estimates are determined by Company management, in addition to outside consulting providing estimates for certain projects. Additionally, management estimates future rates of inflation based on current economic trends and risk and a credit adjusted discount rate based on current borrowings.  The estimated lives of properties are used to determine the term of the asset retirement obligation.

The fair value of stock options and warrants at the date of grant to employees and members of our Board of Directors is estimated on the date of grant based on the Black-Scholes options pricing model utilizing assumptions for the risk free interest rate, volatility, and expected term. As a result, if factors change and the Company uses different assumptions, the Company's share-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzes its historical forfeiture rate, the remaining term of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

The Company uses derivative instruments to manage its exposure to cash flow variability resulting from commodity price risk. Derivatives that do not satisfy the normal purchases and sales exception criteria are carried on the balance sheet at fair value. In addition, the fair value of certain warrants outstanding which have “ratchet” or reset provisions (whereby the exercise or conversion price adjusts to pricing in subsequent sales or issuances in certain instances) is based on judgment as to expected future volatility of our common stock.

Deferred tax assets and liabilities are measured using enacted tax rates estimated to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company also records a valuation allowance if it is deemed more likely than not that its deferred tax assets will not be realized.

Actual results for the above may differ from estimates and assumptions of future events.

Reclassifications

Certain amounts and balances pertaining to the April 30, 2010 financial statements have been reclassified to conform to the April 30, 2011 financial statement presentations. As described in note 16, the Company has reflected an immaterial correction of an error in the accompanying April 30, 2010 consolidated balance sheet and in the accompanying consolidated statements of operations, stockholders’ equity and cash flows for the year ended April 30, 2010.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Current restricted cash balances represent amounts held in escrow to secure Company credit cards.  Non-current restricted cash balances represent amounts held in escrow to provide for the future plugging and abandonment of wells, including the possible dismantling of our off-shore rig.

Allowance for Doubtful Accounts

We routinely assess the recoverability of all material trade and other receivables to determine their collectability. The Company charges uncollectible accounts receivable against the allowance for uncollectible accounts when it determines collection will no longer be pursued. The Company deems all accounts receivable to be

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

collectible at April 30, 2011 and 2010 and therefore has no allowance for doubtful accounts established for its accounts receivable.

Inventory

Inventory consists primarily of crude oil in tanks and is carried at the lower of cost or market. The cost of crude oil inventory includes production costs and depreciation, depletion and amortization (“DD&A”) expense.

Oil and Gas Properties

The Company follows the successful efforts method of accounting for oil and gas properties. Exploration costs such as exploratory geological and geophysical costs, delay rentals and exploration overhead are charged against earnings as incurred. Acquisition costs and costs of drilling exploratory wells are capitalized pending determination of whether proved reserves can be attributed to the area as a result of drilling the well. If management determines that commercial quantities of hydrocarbons have not been discovered, capitalized costs associated with exploratory wells are charged to exploration expense. Acquisition costs of unproved properties are assessed for impairment during the holding period and transferred to proved oil and gas properties to the extent the costs are associated with successful exploration activities. Significant undeveloped leases are assessed individually for impairment, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated. Costs of expired or abandoned leases are charged to expense, while costs of productive leases are transferred to proved oil and gas properties. Costs of maintaining and retaining unproved properties and impairment of unsuccessful leases are included in oil and gas operating expense.

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

Other  Equipment

Other equipment includes automobiles, trucks, an airplane, office furniture, computer equipment and buildings. These items are recorded at cost and are depreciated on the straight-line method based on expected lives of the individual assets or group of assets, which range from five to forty years.

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

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

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

Derivative Instruments

The Company uses derivative instruments to manage its exposure to cash flow variability resulting from commodity price risk. Derivatives that do not satisfy the normal purchases and sales exception criteria are carried on the balance sheet at fair value as either a current or non-current asset or liability, depending on the derivative position and the expected timing of settlement. Where the Company has the contractual right and intends to net settle, derivative assets and liabilities are reported on a net basis.

Effective May 1, 2009, the Company adopted the provisions of EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company’s Own Stock , which was codified into ASC 815, Derivatives and Hedging ..  ASC 815 requires the Company to record the fair value of warrants that include ”ratchet” or reset provisions (whereby the exercise or conversion price adjusts to the pricing of certain subsequent equity transactions) as a liability and to record changes in such fair value estimates in the statement of operations. The fair value of such warrants issued and outstanding as of May 1, 2009 was not material.

Revenues

Oil and natural gas revenue is recognized as production is extracted and sold. The Company follows the sales method of accounting for natural-gas production imbalances. If the Company’s sales volumes for a well exceed the estimated remaining recoverable reserves of the well, a liability is recognized. No receivables are recorded for those wells on which the Company has taken less than its proportionate share of production. Turnkey contracts not completed at year-end are reported on the completed contract method of accounting. There were no uncompleted contracts at the end of fiscal 2011 and 2010. Other revenue is recognized at the time it is both earned and we have a contractual right to receive the revenue.

Share-Based Compensation

We record share-based payments at fair value and record compensation expense for all share-based awards granted, modified, repurchased or cancelled in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation ..

ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This guidance requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is then recognized over the period during which an employee is required to provide service in exchange for the award.

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

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

Earnings Per Share

The Company presents "basic" earnings per share and, if applicable, "diluted" earnings per share pursuant to ASC 260, Earnings Per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased, if net income is positive, to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, had been exercised.  There were no dilutive shares during fiscal year 2011 and 8,554,340 during fiscal year 2010.

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

(2)

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, accounts receivable and commodity derivative contracts. The Company places its cash investments, which at times may exceed federally insured amounts, in highly rated financial institutions.

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

The Company periodically enters into oil derivative instruments that fluctuate with the price of a barrel of oil. The Company does not apply hedge accounting and recognizes all gains and losses on such instruments in earnings in the period in which they occur.

As of April 30, 2011 and 2010, we had $11,538,429 and $4,942,537 in restricted and unrestricted cash balances in excess of the $250,000 limit insured by the Federal Deposit Insurance Corporation.

(3)

Major Customers

The Company depends upon local purchasers of hydrocarbons to purchase its products in the areas where its properties are located.  Tesoro Corporation currently purchases all oil from our Alaska production facilities and

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

accounts for $19,378,730 or 85% of the Company’s total revenue in fiscal 2011 and $1,143,667 or 71% of accounts receivable as of April 30, 2011.

The U.S. Department of Interior has contracted with us to perform clean up on certain wells in National Parks. The Department of Interior accounted for $817,643, which was 35% of the other revenue for the year ended April 30, 2011.

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

In 2009 we formed both Miller Energy GP, LLC and Miller Energy Income 2009-A, LP (“MEI”). MEI was organized to provide the capital required to invest in various types of oil and gas ventures including the acquisition of oil and gas leases, royalty interests, overriding royalty interests, working interests, mineral interests, real estate, producing and non-producing wells, reserves, oil and gas related equipment including transportation lines and potential investments in entities that invest in such assets except for other investment partnerships sponsored by affiliates of MEI. The Company, through a subsidiary, owns 1% of MEI, however due to the shared management of the Company and MEI, we consolidate this entity.

On August 1, 2009, we entered into a marketing agreement with The Dimirak Companies, an affiliate of Dimirak Financial Corp. and Dimirak Securities Corporation, a broker-dealer and member of FINRA. Mr. Boruff, our CEO, is a director and 49% owner of Dimirak Securities Corporation. Under the terms of this agreement, we engaged The Dimirak Companies to serve as our exclusive marketing agent in a $20 million income fund and a $25.5 million drilling offering, which included the MEI offering. The term of the agreement will expire upon the termination of the offerings. We agreed to pay The Dimirak Companies a monthly consulting fee of $5,000, a marketing fee of 2% of the gross proceeds received in the offerings or within 24 months from the expiration of the term of the agreement, a wholesaling fee of 2% of the proceeds and a reimbursement of pre-approved expenses. The agreement contains customary indemnification, non-circumvention and confidentiality clauses. During fiscal 2011 and 2010 we paid The Dimirak Companies and their affiliates a total of $69,932 and $25,468, respectively, under the terms of this agreement.   The Company also has receivables from The Dimirak Companies of $0 and $7,496 as of April 30, 2011 and 2010, respectively.

(5)

Equipment

Equipment is summarized as follows:

	April 30, 2011	April 30, 2010
Machinery and equipment	$5,454,923	$5,034,663
Vehicles	1,618,322	1,402,095
Aircraft	453,000	—
Buildings	2,682,810	2,682,810
Office equipment	83,459	77,411
	10,292,514	9,196,979
Less accumulated depreciation	(2,003,053)	(1,961,756)
Total Equipment	$8,289,461	$7,235,223

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

(6)

Derivative Instruments

During the year ended April 30, 2011, the Company entered into commodity derivative financial instruments for 300 barrels of oil per day from January 1, 2011 to December 31, 2011 and from May 1, 2011 to April 30, 2012, respectively. These instruments are used to manage the inherent uncertainty of future revenues due to oil price volatility. The hedges are priced at $92.13 and $108.25, respectively, per barrel of oil.  The Company has elected not to designate any of its derivative instruments for hedge accounting treatment. As a result, both realized and unrealized gains and losses are recognized in the statement of operations. The liability recorded for these instruments as of April 30, 2011 is $2,305,118, which is also the unrealized loss for the year ended April 30, 2011.

At April 30, 2010, the Company had 3,747,055 warrants outstanding that contained “ratchet” or reset provisions (whereby the exercise or conversion price adjust to the pricing of certain subsequent equity transactions), including 2,630,000 issued in connection with a debt financing in May 2005, 817,055 issued in connection with an equity transaction in March 2010, and 300,000 issued pursuant to a consulting arrangement in March 2010.  At April 30, 2010, the Company had recorded a liability of $16,897,275, representing the fair value of the warrants on that date.

During the year ended April 30, 2011, 2,630,000 of the warrants were forfeited as part of a settlement agreement (see note 9) and the reset provision for 300,000 warrants was removed from the underlying consulting agreement. As a result, there are 817,055 warrants with reset provisions outstanding as of April 30, 2011. Such warrants have an exercise price of $5.28 per share and an expiration date of March 26, 2015. The fair value of the warrants at April 30, 2011 was estimated to be $2,732,659 using the Black-Scholes model with the following assumptions: risk-free rate of 1.4%, expected volatility of 76.9%, and an expected term of 3.91 years.

During the years ended April 30, 2011 and 2010, the Company recognized losses of $1,297,544 and $13,299,430, respectively, relating to the change in the estimated fair value of the warrants.

(7)

  Debt    Obligations

The Company had the following debt obligations at April 30, 2011 and 2010:

	April 30, 2011	April 30, 2010

6% convertible secured promissory notes, secured by 35,235 leased acres, bearing interest at 6.00%, due December 4, 2016	$—	$1,705,000

6% short-term PlainsCapital Bank notes, secured by Company stock owned by the CEO and Chairman of the Company, due July 5, 2011	2,000,000	—

	2,000,000	1,705,000

Less: current maturities	(2,000,000)	—
Less: debt discount	—	(465,601)

Notes payable, less current portion	$—	$1,239,399

On December 27, 2010, we obtained a $5,000,000 line of credit from PlainsCapital.  Our Chairman and CEO pledged personally owned Company stock to secure this 6% short-term bank note, due July 5, 2011.  As of April 30, 2011, the principal balance of the note was $2,000,000. The note was paid in full subsequent to year end.

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

In December 2009, the Company issued $2,855,000 as 6% convertible secured promissory notes. These convertible secured notes bore interest at 6% per annum with an original maturity in December 2016. The convertible secured notes, including any accrued and unpaid interest, were convertible into common stock at $0.55 per share, at the option of the holder. During the year ended April 30, 2010, notes for $1,150,000 were converted into 2,090,909 shares of common stock. The conversion price was below market at the time of this debt raise, and as a result the fair value of beneficial conversion feature was computed to be $809,263. This beneficial conversion feature was recorded as a debt discount and was amortized over the term of the debt. The amortization expense recorded for the years ended April 30, 2011 and 2010 was $465,601 and $343,662, respectively.  During the year ended April 30, 2011, the remaining notes were exchanged into 3,099,999 shares of the Company’s common stock. $343,662,

(8)

Asset Retirement Obligations

The changes in the Company's asset retirement obligations are as follows:

	April 30, 2011	April 30, 2010

Asset retirement obligation, beginning of period	$16,017,572	$57,246
Obligation acquired through acquisitions	—	15,645,565
Accretion expense	1,406,906	314,761
Revisions	(130,760)	—

Asset retirement obligation, end of period	$17,293,718	$16,017,572

(9)

Equity

During the year ended April 30, 2011, we issued a total of 7,655,357 common shares, consisting of 4,262,858 shares issued from the exercise of equity rights, 3,099,999 shares issued from the conversion of $1,705,000 of debt obligations (see note 7), 162,500 shares issued for compensation (see note 10), and 130,000 shares issued for equipment and services.

On October 1, 2010, the Company issued 30,000 shares of our common stock to an advisor for services already rendered.  The closing price of our common stock on that date was $5.53, resulting in non-cash expense of $165,900.

On November 17, 2010, we issued 100,000 shares of common stock to acquire a jet from three sellers, one of which is a consultant to the Company and another of which is affiliated with that consultant.  The Company valued the transaction at $453,000 based on the fair value of the shares.

On October 29, 2010, we entered into a settlement agreement with Petro Capital III, LP and Petro Capital Advisors, LLC (collectively, “Petro”) and resolved litigation that had been pending in federal court in Texas.  The settlement agreement resulted in the Company issuing a total of 518,510 shares of its common stock to Petro.  The Company recognized a loss of approximately $182,000 on this settlement.

On December 3, 2010, we entered into a settlement agreement with Prospect Capital Corporation (“Prospect”) whereby we issued 2,013,814 shares of our common stock in exchange for Petro forfeiting warrants to purchase 2,148,050 shares of our common stock.  There was no gain or loss recognized as a result of this settlement.

On April 29, 2011, the Company modified an existing warrant agreement to remove the exercise price reset provision.  The warrant agreement is for 300,000 shares with an exercise price of $2.50 per share and an expiration date of March 12, 2015.  The estimated fair value on April 29, 2011, immediately prior to the modification, was $1,270,997.  Key assumptions utilized in the Black-Scholes calculated fair value as of April 29, 2011, included a risk free rate of 1.4%, expected volatility of 76.9%, and an expected term of 3.91 years.  The estimated fair value of $1,270,997 was reclassified from liabilities to equity on the modification date.

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

On October 1, 2010, the Company issued 100,000 warrants to an advisor.  The warrants have an exercise price of $5.53 per share and an expiration date of October 1, 2020.  The warrants had a grant date fair value of $443,669, which was determined using the Black-Scholes pricing model.  Key assumptions utilized in the Black-Scholes model as of April 30, 2011 included a risk free rate of 1.6%, expected volatility of 78.6%, and an expected term of 10 years.

During the year ended April 30, 2010, we issued a total of 16,250,538 shares, consisting of sales of 7,893,432 shares of our common stock for net proceeds of $7,800,616, 2,090,909 shares issued from the conversion of $1,150,000 in debt obligations (see note 7), 2,017,847 shares issued from the exercise of equity rights, 2,000,000 shares issued as acquisition consideration (see note 14), 1,679,250 shares issued for financing costs, 469,100 shares issued for services, and 100,000 shares issued for compensation (see note 10).

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

In March 2010, we sold for $5,017,002, 1,433,432 shares of common stock and 716,716 warrants exercisable at $2.50 a share. The fair value of this derivative amounted to $542,094 at inception; hence such value was allocated to a derivative liability. In addition these equities sold have registration rights penalties, which if the Company had not filed a registration statement to register such shares to be freely tradable within 30 days then the Company was subject to a 2% percent a month penalty for a total penalty of 12% of this equity raise. As a result of the untimely registration of such shares, the Company accrued the registration penalty of $616,727 as of April 30, 2011. The Company also incurred $361,190 of direct costs related to this equity raise and issued 100,339 of warrants to consultants for this sale of equity.  The terms of the exercise reset provision on the 817,055 warrants expire in March 2015, hence the related fair value of this derivative of $2,732,659 has been recorded as a non-current liability. The Company utilized the Black-Scholes pricing model with the following weighted average assumptions: risk free rate of 1.4%, expected life terms of one year, an expected volatility of 76% and a dividend rate of 0.0%.

In March 2010, the Company sold 95,000 shares of common stock in a private transaction resulting in $326,800 of gross proceeds to the Company.

Between August 2009 and April 2010, MEI sold 61.35 units of securities to 23 accredited investors in transactions exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) and Regulation D of that act. Each unit consisted of a $50,000 limited partnership interest in MEI, together with 25,000 shares of our common stock and a five year warrant to purchase an additional 25,000 shares of our common stock with an exercise price of $1.00 per share.  In order to receive our securities as part of the offering, investors in MEI were required to purchase at least one unit. We issued a total of 1,329,250 shares of our common stock and 1,329,250 warrants to purchase additional shares of our common stock.  The common stock issued was valued at $1,803,775 based on the net proceeds received.  The warrants were valued at $913,150.

On October 29, 2009, February 2, 1010, March 29, 2010, and April 5, 2010, we issued 469,100 shares of our common stock to third party service providers for services rendered.  The shares were valued based on the closing price of our common stock on each respective grant date.

On November 3, 2009, the Company borrowed $350,000, with a term of sixty days. We also issued 350,000 shares of our common stock as an inducement for such loan.  The fair value of the shares issued was $245,000 based on the closing price of our common stock on the transaction date.

On December 10, 2009, we issued a warrant to purchase 1,000,000 fully vested common shares to our former CEO. The warrants were valued at $579,074 using the Black-Scholes pricing model.

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

(10)

Share-Based Compensation

The Company’s Equity Compensation Plan (the “Plan”) enables the Company to offer its employees, officers, directors and consultants an opportunity to acquire a proprietary interest in the Company, and to enable the Company to attract, retain, motivate and reward such persons in order to promote the success of the Company.  The 2010 and 2011 Plans, respectively, authorized 3,000,000 and 8,250,000 shares of common stock.  The Plan allows for the issuance of incentive stock options and nonqualified stock options.  Stock options may not be granted with an exercise price less than the fair market value on the grant date.  For stockholders that own more than 10% of the Company’s common stock, incentive stock options granted must have an exercise price that is at least 10% higher than the fair market value on the grant date.  Stock options granted under the Plan have a term of 10 years except for incentive  stock options granted to stockholders that own more than 10% of the Company’s common stock.  Such options have a term of 5 years.  Vesting provisions are determined by the Compensation Committee of the Board of Directors (“Compensation Committee”).  All awards issued under the Plan must be approved by the Compensation Committee.  At April 30, 2011, there were 4,975,000 additional shares available for the Company to grant under the 2011 Plan.

Risk-free interest rate:

The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant.

Expected term:

We use the simplified method to estimate the expected term of stock options due to the fact we experienced significant structural changes to our business in connection with the December 2009 acquisition of our Alaska properties.  Due to these significant structural changes we do not believe that our historical exercise data provides a reasonable basis for estimating the expected term for the current share options granted.  The simplified method assumes that employees will exercise share options evenly between the period when the share options are vested and ending on the date when the share options would expire.

Expected volatility :

In addition to our own historical volatility, we also consider the historical volatility of our peer group to estimate our future volatility, due to the significance of the structural changes that resulted from the Alaska business combination.  This is due to the fact that we do not believe that our historical volatility is the best indicator of future volatility.  Accordingly, we have weighted both our historical volatility and our peer group’s historical volatility to estimate our future volatility.  The weight we allocate to the historical volatility of our peer group will continue to decline over time as more of our own historical volatility information becomes available.  The historical volatility of our peer group was considered for all grant dates subsequent to March 22, 2010, which is the date we filed our Form 10-Q for the third quarter ended January 31, 2010, which is the first filing that reported the financial impact of the Alaska business combination.

Expected dividend:

We have not estimated any dividend yield as we currently do not pay a dividend and do not anticipate paying a dividend over the expected term.

The Company recorded $3,627,299 and $1,084,220 of employee non-cash compensation expense related to stock options for the 2011 and 2010 fiscal years.  The Company also recorded $888,859 and $578,000 related to 162,500 and 100,000 shares of common stock issued to our CEO in accordance with a variable incentive compensation provision in his employment contract, resulting in total employee share-based non-cash compensation of $4,516,088 and $1,662,220 for the years ended April 30, 2011 and 2010, respectively.  Employee share-based non-cash compensation expense is included in our consolidated statement of operations in “general and administrative” which is the same financial statement caption where we recognize cash compensation paid to these employees. The impact on our basic earnings (loss) per share that resulted from employee share-based non-cash compensation is $(0.13) and $(0.08) for the years ended April 30, 2011 and 2010, respectively.  The grant date fair

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

value of employee stock options and warrants granted during 2011 and 2010 was $7,816,511 and $9,956,168, respectively.  The weighted average grant date fair value of employee stock options and warrants granted during the 2011 and 2010 fiscal years was $2.39 and $3.56, respectively.  We estimated the grant date fair value of employee stock options and warrants using the Black-Scholes pricing model with the following weighted average assumptions:

	2011	2010

Risk-free interest rates	1.5%	1.6%
Term (in years)	3.8	2.9
Volatility	72%	133%
Dividend yield	0%	0%

During the years ended April 30, 2011 and 2010, the Company also recorded $609,559 and $151,095 of non-employee non-cash equity related expense for services, of which $443,669 and $151,095 related to warrants.  These expenses are included in our consolidated statement of operations in “general and administrative”  and are recognized over the requisite service period.  The grant date fair value of non-employee warrants granted during 2011 and 2010 was $443,669 and $1,133,211, respectively. The weighted average grant date fair value of non-employee warrants issued for services during the 2011 and 2010 fiscal years was $4.44 and $3.78, respectively.

We estimated the grant date fair value of non-employee stock warrants issued for services using the Black-Scholes pricing model with the following weighted average assumptions:

	2011	2010

Risk-free interest rates	1.6%	2.6%
Term (in years)	10.0	5.0
Volatility	79%	64%
Dividend yield	0%	0%

In addition to employee stock options and warrants and non-employee warrants, the Company issued 7,588,805 warrants in 2010 in connection with acquisitions, debt financings, and equity financings.  Such warrants are included in the summarized stock option and warrant information below.

A summary of the stock options and warrants as of April 30, 2011 and 2010 and changes during the periods is presented below:

	2011		2010
	Number of Options and Warrants	Weighted Average Exercise Price	Number of Options and Warrants	Weighted Average Exercise Price
Balance at beginning of year	12,306,305	$2.44	4,090,000	$0.88
Granted	3,275,000	5.82	10,688,805	2.62
Exercised	4,360,534	0.58	2,397,500	0.03
Expired	—	—	75,000	5.67
Cancelled	140,816	4.59	0	0.96
Balance at end of year	11,079,955	3.98	12,306,305	2.44

Options exercisable at April 30	5,146,625	$2.67	6,843,805	$1.50

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

The following table summarizes stock options and warrants outstanding and exercisable as of April 30, 2011:

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

The aggregate intrinsic value of stock options and warrants exercised during the 2011 and 2010 fiscal years was $20,430,348 and $3,752,093, respectively.  The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that had an exercise price below the quoted price on the exercise date.  During the 2011 and 2010 fiscal years we received cash of $1,265,516 and $282,000 for options exercised.  As of April 30, 2011, we have unrecognized non-cash share-based compensation expense of $12,933,935 with a weighted average vesting term of 4.0 years, over which the expense will be recognized.

(11)

Income Tax

The components of income tax expense (benefit) are as follows:

	April 30, 2011	April 30, 2010
Federal:
Current	$—	$—
Deferred	(1,992,811)	143,512,841
Total	(1,992,811)	143,512,841
State
Current	—	—
Deferred	(4,288,240)	41,163,919
Total	(4,288,240)	41,163,919
Total income tax expense (benefit)	$(6,281,051)	$184,676,760

A reconciliation of the provision for income taxes as reported and the amount computed by multiplying income before taxes by the U.S. federal statutory rate of 35% was as follows:

	April 30, 2011	April 30, 2010

Provision calculated at federal statutory rate	$(3,556,280)	$152,169,910
State and local income taxes, net of federal benefit	(569,303)	26,756,546
Change in effective state tax rate	(2,247,185)	—
Change in valuation allowance	—	5,750,304
Other, net	91,717	—
Total expense (benefit)	$(6,281,051)	$184,676,760

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

Significant components of the Company’s net deferred tax assets (liabilities) consist of the following:

	April 30, 2011	April 30, 2010
Deferred tax assets:
Unrealized derivative loss	$889,956	$115,626
Asset retirement obligation	7,243,811	6,550,632
Net operating loss carryforwards	7,696,072	5,924,403
Stock options and warrants	2,555,108	762,914
Other	9,098	5,504
Gross deferred tax assets	18,394,045	13,359,079

Deferred tax liabilities:
Oil and gas properties and equipment in excess of tax basis	(196,616,917)	(197,513,472)
Other	(103,193)	(452,723)
Gross deferred tax liabilities	(196,720,110)	(197,966,195)
Net deferred tax liability	$(178,326,065)	$(184,607,116)

At April 30, 2011, the Company had net operating loss carryforwards for federal income tax purposes of approximately $21 million with expiration through 2023.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. As management believes, based on assessment of both positive and negative evidence and objective and subjective evidence, that it is more likely than not that all of the deferred tax assets will be realized, the Company does not maintain a valuation allowance against deferred tax assets at April 30, 2011 or 2010.

The Company has not identified any uncertain tax positions as of April 30, 2011.  The Company conducts business solely in the United States and, as a result, files income tax returns in the U.S. federal jurisdiction and in Alaska and Tennessee. The taxable years ended April 30, 2010, 2009 and 2008 remain open to examination by the taxing jurisdictions to which the Company is subject. Additional years may be subject to examination to the extent that the Company’s net operating loss carry-forwards are utilized in an open tax year. Generally, for tax years which produce net operating losses, capital losses or tax credit carry-forwards ("tax attributes"), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The Company is not currently subject to any U.S. federal, state or local income tax examinations for any tax years.

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

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

On November 5, 2009, CIE entered into an Assignment Oversight Agreement with the Alaska DNR which set our certain terms under which the Alaska DNR would approve the assignment of certain specified state oil and gas leases from Pacific Energy Resources to CIE. This agreement remains in place following our acquisition of Cook Inlet Energy in December 2009. Generally, the agreement requires CIE to provide the Alaska DNR with additional information and oversight authority to ensure that CIE is acting diligently to develop the oil and gas from Redoubt Shoal, West McArthur River Field and West Foreland Field. Under the terms of the agreement, until the Alaska DNR determines, in its sole discretion, that Cook Inlet Energy has completed its development and operation obligations under the assigned leases, CIE agreed to the following:

•

file a monthly summary of expenditures by oil and gas filed, tied to objectives in  CIE’s business plan and plan of development previously presented to the Alaska DNR,

•

meet monthly with the Alaska DNR to provide an update on operations and progress towards meeting these objectives,

•

notify the Alaska DNR 10 days prior to commitment when CIE is preparing to spend funds on a purchase, project or item of more than $100,000 during the first 12 months, more than $1 million during the second 12 months and more than $5 million thereafter, and

•

submit a new plan of development and plan of operations for the Alaska DNR’s approval on or before December 15, 2009 and submit a plan of development annually thereafter on or before February 1, 2010. CIE timely met both of these deadlines.

The agreement required CIE to obtain financing in the minimum amount of $5,150,000 to provide funds to be used for expenditures approved by the Alaska DNR as part of CIE’s plan of development. The funds are to be used for workover and repair of the wells, repair of the physical infrastructure, construction of a grind and inject plant at the West McArthur River facility, normal operating expenses associated with the leases and infrastructure and other capital project which are to be pre-approved by the Alaska DNR. The agreement also required CIE to demonstrate funding commitments to support restoration of the base production at the Redoubt Unit, including bringing a number of the shut-in wells back on line, which was estimated at $31 million in the agreement but which we have internally increased to $35 million to accommodate the purchase of a drilling right. We have subsequently provided these funds for the West McArthur River facility using a portion of the proceeds of our capital raising efforts described elsewhere herein, and intend to seek alternative sources of funding for the balance of the necessary capital.

CIE is prohibited from using any of the proceeds from the operations under the assigned leases of the funding commitments for non-core oil and gas activities under the assigned leases, or any activities outside the assigned leases, without the prior written approval of the Alaska DNR until the parties mutually agree that the full dismantlement obligation under the assigned leases is funded. The assigned leases will be subject to default and termination should CIE fail to submit the information required under the agreement and expenditure of funds for items or activities do not support core oil and gas activities, as reasonably determined by the Alaska DNR.

(13)

Alaska Production Credits

During the year ended April 30, 2011, the Company qualified for several credits under Alaska statute 43.55.023:

•

43.55.023(a)(1) Qualified capital expenditure credit on or before June 30, 2010 (20%)

•

43.55.023(l)(1) Qualified capital expenditure credit after June 30, 2010 (40%)

•

43.55.023(a)(2) Qualified capital exploration credit on or before June 30, 2010 (20%)

•

43.55.023(l)(2) Qualified capital exploration credit after June 30, 2010 (40%)

•

43.55.023(b) Carried-forward annual loss credit (25%)

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

The Company recognizes a receivable when the amount of the credit is reasonably estimable and receipt is probable of occurrence (based on actual qualifying expenditures incurred). For expenditure and exploration based credits, the credit is recorded as a reduction to the related assets. For carried-forward annual loss credits, the credit is recorded as a reduction to the Alaska production tax. To the extent the credit amount exceeds the Alaska production tax, the credit is recorded as a reduction to general and administrative expenses.

During the year ended April 30, 2011, the Company recorded $1,761,192 related to the carried-forward annual loss credit, which was recorded in the consolidated statement of operations as a reduction to “general and administrative.” As of April 30, 2011, the Company has reduced the basis of capitalized assets by $3,658,354 for expenditure and exploration credits. Such reductions are recorded on our consolidated balance sheet in “oil and gas properties.” As of April 30, 2011, the Company had an outstanding receivable balance from Alaska in the amount of $3,620,336 for a credit application submitted on April 19, 2011.

(14)

Acquisitions

Ky-Tenn Oil, Inc.

On June 8, 2009, we closed on the purchase of Ky-Tenn Oil, Inc. ("KTO").   We issued 1,000,000 shares of our common stock to complete this acquisition, which was valued at $320,000 on the date of acquisition. The business includes approximately 35,325 leased acres located on the Chattanooga Shale and 153 natural gas and oil producing wells as well as $194,400 in restricted bond certificates for well reclamation with a related liability. A third-party expert  was engaged to perform a valuation to determine the estimated fair value of the business acquired. The report was prepared utilizing methods and procedures regularly used by petroleum engineers to estimate oil and gas reserves for properties of this type and character. In accordance with ASC 810, Business Combinations the $990,019 (pre-tax) difference between the estimated fair value of the acquired business less the fair value of our common stock consideration, as determined by the closing price on the date the transaction was executed, was recorded in our consolidated statement of operations as “gain on acquisitions.”

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

East Tennessee Consultants, Inc.

On June 18, 2009 , the Company acquired 100% of the stock of East Tennessee Consultants, Inc., a Tennessee corporation ("ETC") and 100% of the membership interests in East Tennessee Consultants II, LLC, a Tennessee limited liability company ("LLC"). The business combination included 221 producing oil and gas wells and consisted of approximately 4,442 acres.   We issued 1,000,000 shares of our common stock as purchase price consideration, which was valued at $250,000 based on the closing price of our common stock on the date the transaction was executed.  In accordance with ASC 810, the $1,409,609 (pre-tax) difference between the estimated fair value of the acquired business less the fair value of our common stock consideration, as determined by the closing price on the date the transaction was executed, was recorded in our consolidated statement of operations in “gain on acquisitions.”

The business combination included the following balance sheet items:

Assets		Liabilities and equity
Cash	$203,993	Accounts payable	$202,760
Receivables	24,904	Deferred tax	580,864
Fixed assets, net	313,458	Value of shares issued	250,000
Oil and gas properties	1,319,140	Gain on acquisition	828,745
Other assets	874
Total assets	$1,862,369	Total liabilities and equity	$1,862,369

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

For the year ended April 30, 2010, the acquisition of this business increased the Company’s revenues by $808,159 and increased costs of revenues by $381,674. The impact of this business combination on all other line items within our consolidated statement of operations were not significant.

Cook Inlet Energy LLC and Pacific Energy Resources

On December 10, 2009, the Company acquired the Alaskan business of Pacific Energy Resources (“Pacific Energy”) valued at more than $479 million through a Delaware Chapter 11 Bankruptcy proceeding. The Company acquired the Alaskan business, which include onshore and offshore production facilities, $215 million in proven energy reserves, $122 million in probable energy reserves and $31 million in possible energy reserves, providing total reserves of $368 million. The purchased operations include the West McArthur River oil field, the West Foreland natural gas field, and the Redoubt unit with the Osprey offshore platform, all located along the west side of the Cook Inlet. Also included in the purchase are 602,000 acres of oil and gas leases and licenses as well as completed 3D seismic geology and other production facilities. At closing the Company paid Pacific Energy $2.25 million in cash and provided $2.22 million for bonds, contract cure payments and other federal and state of Alaska requirements to operate the facilities. The Company will operate the facilities through its recently acquired wholly-owned subsidiary, Cook Inlet Energy LLC ("CIE"), which has been approved by the state of Alaska as the long-term operator for the Alaskan oil and gas wells.

On December 10, 2009, the Company acquired 100% of the membership interests in CIE. As consideration for this company we issued the sellers, who were unrelated third parties, stock warrants to purchase 3,500,000 shares of our common stock. The warrants were issued in three tranches with vesting features ranging from immediate to four years and with exercise prices ranging from $0.01 to $2.00;  the fair value of the warrants issued were determined to be $2,071,657 and were expensed as a cost of the transaction. In addition, the Company was obligated to deliver $250,000 in cash by March 10, 2010 to satisfy certain expenses as well as reimbursement for reasonable out of pocket expenses. As of the date of this filing, this obligation is still outstanding. Under the terms of the stock purchase agreement, the sellers agreed not to engage in oil and gas operations for a period of three years following the closing date. We also agreed that each of the sellers, Messrs. David M. Hall, Walter J. Wilcox II and Troy Stafford, would continue their employment with the acquired company for at least three years from the closing date of the transaction. However, subsequent to the balance sheet date, Mr. Stafford left the Company. In addition, Mr. Hall was appointed as a member of the Company's Board of Directors and as Chief Executive Officer of CIE.

Calculation of the bargain purchase gain is as follows:

Inventory	$212,228
Fixed assets	2,516,500
Oil & gas properties	476,035,281
Restricted cash	1,789,995
Asset retirement liability	(15,289,994)
Accounts payable	(2,230,057)
Cash paid at closing	(2,250,000)
Fair value of equity issued	(2,071,657)
Pre-tax gain	458,712,296
Deferred taxes	(184,703,207)
After-tax gain	$274,009,089

On March 11, 2011, the Company entered into a Performance Bond Agreement under its Assignment Oversight Agreement with the state of Alaska.  Under the Performance Bond Agreement, the Company is required to post a total bond of $18 million for the dismantling and abandonment of the properties.  The Performance Bond Agreement also stipulates that $6 million held by the state in an escrow account will be credited towards the $18 million.  Until this point in time, the Company could not verify that they had legal rights to the escrow account.  As a result, the Company recorded a $6.9 million (which includes $0.9 million of accrued interest) gain on acquisition during the year ended April 30, 2011.

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

Under the agreement with the State, the Company is obligated to pay the remaining $12 million obligation through annual payments to the State as follows:

Payment Due:	Payment Amount
July 1, 2013	$1,000,000
July 1, 2014	1,500,000
July 1, 2015	2,000,000
July 1, 2016	2,500,000
July 1, 2017	2,000,000
July 1, 2018	1,500,000
July 1, 2019	1,500,000

The Company has not presented pro-forma information related to this acquisition due to the lack of accounting records available to the Company from Pacific Energy.  However, management believes the usefulness of such information would have been limited since most of the assets were not operational at the date of acquisition.

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

On June 15, 2011, a breach of contract lawsuit was filed against us and CIE in the United States District Court for the Eastern District of Pennsylvania styled VAI, Inc. v. Miller Energy Resources, Inc., f/k/a Miller Petroleum, Inc. and Cook Inlet Energy, LLC .. The Plaintiff alleges three causes of action: (1) breach of contract, (2) unfair enrichment, and (3) breach of the implied covenant of good faith and fair dealing. The case seeks damages in warrants to purchase our common stock and monetary damages for certain fees and expenses. The Sale Agreement with David Hall, Walter “JR” Wilcox, and Troy Stafford dated December 10, 2009 contains indemnification provisions relevant to this claim. We have retained counsel and are currently drafting a responsive pleading.

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

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

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

The fair value of our financial instruments at April 30, 2011 and 2010 follows:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant derivatives	$—	$16,897,275	$—
Commodity derivatives	—	—	—
April 30, 2010	$—	$16,897,275	$—

Warrant derivatives	$—	$2,732,659	$—
Commodity derivatives	—	2,305,118	—
April 30, 2011	$—	$5,037,777	$—

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

(17)

Restatement

The Company has restated its unaudited consolidated statement of cash flows for the year ended April 30, 2011, as contained in the Form 10-K filed by the Company on July 29, 2011, due to computational errors in such statement.

The following is a summary presentation of corrections made to the Company’s unaudited consolidated statement of cash flows for the year ended April 30, 2011, previously filed on Form 10-K for the year ended April 30, 2011:

	April 30, 2011		April 30, 2011
	As Reported	Corrections	As Restated
Cash Flows from Operating Activities
Net loss	$(4,439,749)	$560,000	$(3,879,749)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	(12,859,371)	25,718,742	12,859,371
Gain on acquisitions	6,910,348	(13,820,696)	(6,910,348)
Loss on sale of equipment	—	625,948	625,948
Issuance of equity for services	609,556	3	609,559
Issuance of equity for compensation	(4,516,088)	9,032,176	4,516,088
Deferred income taxes	(5,721,052)	(559,999)	(6,281,051)
Loss on derivative instruments, net	(1,007,574)	2,015,148	1,007,574
Changes in operating assets and liabilities, net of effects of business acquisitions
Receivables, net	(2,668,588)	—	(2,668,588)
Inventory	(768,350)	—	(768,350)
Prepaid expenses	1,272,031	—	1,272,031
Other assets	176,149	—	176,149
Accounts payable and accrued expenses	10,420,544	(3,114,391)	7,306,153
Asset retirement obligation	1,276,146	(1,406,906)	(130,760)
Net cash provided (used) by operating activities	(15,472,640)	23,206,667	7,734,027

Cash Flows from Investing Activities
Purchase of equipment and improvements	(642,535)	(182,928)	(825,463)
Capital expenditures for oil and gas properties	(12,515,649)	2,027,113	(10,488,536)
Net cash used by investing activities	(13,158,184)	1,844,185	(11,313,999)

Cash Flows from Financing Activities
Payments on notes payable	(3,500,000)	—	(3,500,000)
Proceeds from borrowing	5,500,000	—	5,500,000
Exercise of equity rights	—	1,265,516	1,265,516
Restricted cash	(1,121,245)	—	(1,121,245)
Net cash provided by financing activities	878,755	1,265,516	2,144,271
Net decrease in Cash and Cash Equivalents	(1,435,701)	—	(1,435,701)

Cash and Cash Equivalents at Beginning of Period	2,994,634	—	2,994,634
Cash and Cash Equivalents at End of Period	$1,558,933	$—	$1,558,933

Cash paid for interest	$824,055	$—	$824,055

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

(18)

Correction of Immaterial Errors

The Company has reflected an immaterial correction of an error in the accompanying April 30, 2011 unaudited consolidated balance sheet and in the accompanying unaudited consolidated statement of operations for the year ended April 30, 2011, as contained in the Form 10-K filed by the Company on July 29, 2011, to increase income tax benefit and decrease deferred tax liability by $560,000, due to the failure to reflect the tax effect of certain misstatements that were corrected by the Company and reflected in the accompanying consolidated financial statements.

The Company also made an immaterial correction of an error in its consolidated financial statements as of and for the year ended April 30, 2010.  We failed to properly record depletion, depreciation and amortization expenses related to leasehold costs, wells and equipment, fixed assets and asset retirement obligations, did not properly record the state tax credits expected from our Alaska operations, did not properly calculate the liability for our derivative instruments, and did not properly consolidate an entity we control. The consolidation of MEI resulted in an decrease to notes payable of $1,803,775, an increase to stockholders’ equity of $1,509,369, and minor adjustments to cash, other assets and accrued expenses.

The 2010 immaterial error corrections include errors related to 2010 that were identified during the review of our 2011 fiscal third quarter.  Such errors were originally corrected in the Company’s restated unaudited consolidated financial statements for the first quarter ended July 31, 2010.  After identifying additional errors related to our fiscal 2011 interim periods, we determined that the aggregate impact of the errors were material to the 2011 interim unaudited consolidated financial statements.  Accordingly, the 2010 consolidated financial statements were revised to correct these errors, which are considered immaterial to 2010.  Such corrections resulted in a decrease to “income tax expense” of $1,107,000, an increase to “equipment, net” of $414,444, an increase to “depreciation, depletion and amortization” of $715,306, an increase to the “asset retirement obligation” of $395,532, and a decrease to “oil and gas properties, net” of $1,841,218.  We also recorded a reclassification between “equipment, net” and “oil and gas properties, net” in the amount of $108,000,000 to appropriately classify such assets on our consolidated balance sheet.

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

The following is a summary presentation of corrections made to the Company’s consolidated balance sheet as of April 30, 2010, previously filed on Form 10-K for the year ended April 30, 2010:

	April 30, 2010		April 30, 2010
	As Reported	Corrections	As Adjusted
ASSETS

Cash and cash equivalents	$2,750,841	$243,793	$2,994,634
Restricted cash	126,064	—	126,064
Accounts receivable, net	1,492,290	—	1,492,290
State production credits receivable	—	1,107,000	1,107,000
Inventory	275,610	—	275,610
Prepaid expenses	521,639	982,116	1,503,755
Oil and gas properties, net	376,216,621	106,552,379	482,769,000
Equipment, net	114,820,779	(107,585,556)	7,235,223
Land	526,500	—	526,500
Restricted cash, non-current	2,071,839	—	2,071,839
Other assets	1,649,972	(1,409,916)	240,056
TOTAL ASSETS	$500,452,155	$(110,184)	$500,341,971

LIABILITIES AND EQUITY

Accounts payable	$3,579,112	$—	$3,579,112
Accrued expenses	528,381	268,227	796,608
Derivative liability	17,429,787	(532,512)	16,897,275
Notes payable	3,043,174	(1,803,775)	1,239,399
Deferred income taxes	184,468,878	138,238	184,607,116
Asset retirement obligation	15,662,002	355,570	16,017,572
Total Liabilities	224,711,334	(1,574,252)	223,137,082

STOCKHOLDERS’ EQUITY
Common stock	3,223	(1)	3,222
Additional paid-in capital	27,620,605	(23,319)	27,597,286
Retained earnings	248,116,993	1,487,388	249,604,381
Total Stockholders’ Equity	275,740,821	1,464,068	277,204,889

TOTAL LIAB. AND STOCKHOLDERS’ EQUITY	$500,452,155	$(110,184)	$500,341,971

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

The following is a summary presentation of corrections made to the Company’s consolidated statement of operations for the year ended April 30, 2010, previously filed on Form 10-K for the year ended April 30, 2010:

	For the Year Ended April 30, 2010 As Reported	Corrections	For the Year Ended April 30, 2010 As Adjusted
Revenues
Oil and gas sales	$4,437,215	$—	$4,437,215
Other revenue	1,429,789	—	1,429,789
Total	5,867,004	—	5,867,004

Costs and Expenses
Oil and gas operating	2,583,383	154,391	2,737,774
Cost of other revenue	1,342,509	(587,950)	754,559
General and administrative	10,345,216	(82,056)	10,263,160
Depreciation, depletion and amortization	2,709,308	715,306	3,424,614
Total	16,980,416	199,691	17,180,107

Operating Loss	(11,113,412)	(199,691)	(11,313,103)

Other Income (Expense)
Interest income	25,616	—	25,616
Interest expense	(527,355)	370,738	(156,617)
Loss on derivatives, net	(15,861,007)	2,561,577	(13,299,430)
Other expense, net	(751,064)	—	(751,064)
Gain on acquisitions	461,111,924	—	461,111,924
Income tax expense	(183,431,522)	(1,245,238)	(184,676,760)
Net Income	$249,453,180	$1,487,386	$250,940,566
Income per Share
Basic	$11.58	$0.07	$11.65
Diluted	$8.29	$0.05	$8.34

Average Number of Common Shares Outstanding
Basic	21,537,677		21,537,677
Diluted	30,092,017		30,092,017

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

The following is a summary presentation of corrections made to the Company’s consolidated statement of cash flows as of April 30, 2010, previously filed on Form 10-K for the year ended April 30, 2010:

	April 30, 2010		April 30, 2010
	As Reported	Corrections	As Adjusted
Cash Flows from Operating Activities
Net income	$249,453,180	$1,487,386	$250,940,566
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation, depletion and amortization	2,709,308	715,306	3,424,614
Gain on acquisitions	(461,111,924)	—	(461,111,924)
Gain on sale of equipment	9,755	(9,755)	—
Write off of prepaid offering cost	666,476	—	666,476
Issuance of equity for services	1,735,908	—	1,735,908
Issuance of equity for compensation	1,662,220	(23,320)	1,638,900
Issuance of equity for financing cost	494,758	644,624	1,139,382
Deferred income taxes	184,468,100	208,660	184,676,760
Loss on derivative instruments, net	17,429,787	(4,130,357)	13,299,430
Changes in operating assets and liabilities, net of effects of business acquisitions
Receivables, net	(1,347,593)	(1,081,223)	(2,428,816)
Inventory	(434,519)	212,228	(222,291)
Prepaid expenses	(275,610)	(982,116)	(1,257,726)
Other assets	(1,030,613)	3,852,256	2,821,643
Accounts payable and accrued expenses	3,410,615	265,127	3,675,742
Asset retirement obligation	—	270,890	270,890
Net cash used by operating activities	(2,160,152)	1,429,706	(730,446)

Cash Flows from Investing Activities
Purchase of equipment and improvements	(409,735)	(414,444)	(824,179)
Proceeds from sale of properties and equipment	75,000	—	75,000
Capital expenditures for oil and gas properties	(5,600,843)	1,447,621	(4,153,222)
Purchase of Alaska business	(4,541,252)	—	(4,541,252)
Net cash used by financing activities	(10,476,830)	1,033,177	(9,443,653)

Cash Flows from Financing Activities
Payments on notes payable	(2,309,205)	(1,453,775)	(3,762,980)
Asset retirement liability	415,315	(415,315)	—
Deferred financing assets	(619,359)	—	(619,359)
Proceeds from borrowing	5,926,444	(350,000)	5,576,444
Proceeds from sale of stock, net	9,646,478	—	9,646,478
Cash acquired through acquisition	203,993	—	203,993
Exercise of equity rights	282,000	—	282,000
Restricted cash	1,795,591	—	1,795,591
Net cash provided by financing activities	15,341,257	(2,219,090)	13,122,167
Net increase in Cash and Cash Equivalents	2,704,275	243,793	2,948,068

Cash and Cash Equivalents at Beginning of Period	46,566	—	46,566
Cash and Cash Equivalents at End of Period	$2,750,841	$243,793	$2,994,634

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

(19)

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

Upon an event of default under the Loan Agreement, all amounts outstanding become immediately due and payable, the Lenders may stop making advances under the Credit Facility and may terminate the agreement.  An “event of default” includes, among other things, our failure to pay any amounts when due, our failure to perform under or observe any term, covenant or provision of the Loan Agreement, the occurrence of a Material Adverse Change (as that term is defined in the Loan Agreement), the seizure of or levy upon our assets or properties, our insolvency or bankruptcy, judgments against us in excess of certain amounts, defaults under certain other agreements, the limitation or termination of the any of the guarantors, which includes the Company and all of its subsidiaries, under the Guarantee and Collateral Agreement described below, the death or incapacitation of either Mr. Scott Boruff or Mr. David Hall, or if either of them cease to be substantially involved in our operations or the breach or termination of the Shareholders Agreement described below.

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

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

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

The following tables show our capital and operational costs for fiscal years 2011 and 2010:

a. Capitalized Costs Relating to Oil and Gas Producing Activities at April 30, 2011 and 2010 are as follows:

	2011	2010
Natural gas and oil properties:
Proved properties	$344,249,686	$333,665,792
Unproved properties	152,058,496	152,259,628
	496,308,182	485,925,420
Accumulated depletion	(14,439,233)	(3,156,420)
Net capitalized costs	$481,868,949	$482,769,000

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

b. Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities:

	2011	2010
Property Acquisition Costs
Proved properties	$—	$2,052,191
Unproved properties	1,009,383	1,610,939
Acquisition Costs	1,009,383	3,663,130
Exploration costs	—	—
Development costs	10,264,742	4,153,222
Total	$11,274,125	$7,816,352

c. Results of Operations for Producing Activities:

	2011	2010
Production revenues	$20,525,117	$4,437,215
Oil and gas operating costs	(9,702,548)	(2,737,774)
Depreciation and amortization	(11,001,868)	(1,741,150)
Results of operations for producing activities (excluding corporate overhead and interest costs)	$(179,299)	$(41,709)

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

	Oil (Bbls)	Gas (Mcf)
Proved reserves
Balance, April 30, 2009	53,443	1,863,537
Discoveries and extensions	—	—
Revisions of previous estimates	65,341	(1,082,409)
Acquisitions	10,288,075	4,831,879
Production	(62,436)	(154,291)
Balance, April 30, 2010	10,344,423	5,458,716
Discoveries and extensions	—	1,309,700
Revisions of previous estimates	(64,201)	(15,244)
Sales of reserves in place	—	(3,341,510)
Production	(272,832)	(338,845)
Balance, April 30, 2011	10,007,390	3,072,817

Proved developed producing reserves at April 30, 2011	1,684,990	1,150,017
Proved developed producing reserves at April 30, 2010	1,803,272	1,704,552

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

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

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

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

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

Standardized measures of discounted future net cash flows at April 30, 2011 and 2010 are as follows:

	2011	2010
Future cash flows	$732,001,880	$662,581,771
Future production costs and taxes	(126,059,693)	(123,878,652)
Future development costs	(93,248,900)	(50,225,000)
Future income tax expense	(88,078,971)	(96,926,186)
Future cash flows	424,614,316	391,551,933
Discount at 10% for timing of cash flows	(177,677,524)	(153,355,924)
Discounted future net cash flows from proved reserves	$246,936,792	$238,196,009

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

	April 30,
	2011	2010
Balance, beginning of year	$238,196,009	$1,534,809
Sales, Net of production costs and taxes	(10,822,569)	(1,699,441)
Changes in prices and production costs	26,422,939	298,305,982
Extensions, discoveries and improved recovery, less related costs	4,591,800	—
Purchase of reserves in place	—	314,651,961
Changes in estimated future development costs	(41,744,912)	(44,887,301)
Development costs incurred	10,264,742	4,153,222
Revisions of previous quantity estimates	26,689,166	(293,698,655)
Net changes in income taxes	8,847,215	(95,381,293)
Sales of reserves in place	(1,470,797)	—
Accretion of discount	33,512,220	307,970
Changes in timing and other	(47,549,021)	54,908,755
Balance, end of year	$246,936,792	$238,196,009