Form 10-K/A
period 2011-04-30
MILLER ENERGY RESOURCES, INC.
filed 2011-08-29
CIK 785968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

On July 29, 2011, we filed our Annual Report on Form 10-K for the year ended April 30, 2011 (the “2011 10-K”) with the SEC (“the July 29 Filing”). The July 29 Filing was filed with the SEC prior to KPMG LLP, our independent registered public accounting firm, completing its audit of the 2011 consolidated financial statements and issuing their independent accountants’ report thereon, or issuing its consent to the use of their report filed as Exhibit 23.3. As a result, the 2011 10-K was deficient. In response to comments from the staff of the SEC, on August 8, 2011 we filed Amendment No. 1 to the 2011 10-K which amended and restated our 2011 10-K and identified the 2011 10-K as deficient, removed the audit report of KPMG LLP and the consent filed as Exhibit 23.3 from the filing and labeled our consolidated financial statements at April 30, 2011 and for the year then ended as unaudited.

Amendment No. 1 also amended our 2011 Form 10-K to include corrections to computational errors in our consolidated statement of cash flows which appeared in the  July 29 Filing. Amendment No. 1 also included corrections to text portions of the July 29 Filing to conform the disclosure to the corrections in these computational errors, to correct computational errors in the Summary Compensation Table within Item 11. Executive Compensation, as well as to enhance and clarify disclosure appearing in the notes to the consolidated financial statements. We also revised the disclosure in Item 9A. to reflect the additional material weaknesses in disclosure controls and procedures from the  July 29 Filing. We disclosed in Amendment No. 1 to our 2011 Form 10-K that we expected to file an amended Annual Report on Form 10-K/A for the year ended April 30, 2011 (Amendment No. 2) containing audited consolidated financial statements for fiscal year 2011 as soon as (1) the Audit Committee of our Board of Directors completed its review of the events which led to the filing of the 2011 10-K prior to the completion of KPMG’s review of our 2011 10-K and the issuance of its audit report, and (2) KPMG LLP had completed its audit of our fiscal year 2011 consolidated financial statements and issued its report thereon.

These actions have been completed. The Audit Committee of the Board of Directors completed its review of the July 29 Filing on August 9, 2011. The Audit Committee was assisted in its review by Andrews Kurth LLP, independent counsel for the Audit Committee. The Audit Committee believes that its review, which employed the services of a team of independent professionals and involved the review of documentation and records and the conduct of interviews, was both extensive and thorough. Based on its review of the events which led to July 29 Filing, the Audit Committee concluded that the decision to authorize the July 29 Filing was made by members of management, all of whom incorrectly believed that KPMG completed its audit of the 2011 consolidated financial statements and review of the Form 10-K. KPMG had not completed the audit at the time the filing of the Form 10-K was made on July 29, 2011. The Audit Committee further concluded, based on its review, that:

•

The July 29 Filing was the result of a mistake by Company personnel.

•

This mistake resulted from Company personnel believing that KPMG’s audit of the consolidated financial statements and review of the Form 10-K were complete.

•

None of the Company personnel involved in the July 29 Filing intentionally or knowingly violated any Federal securities regulations.

•

After the Company personnel involved in the July 29 Filing learned of the mistake, they promptly undertook to implement immediate and appropriate remedial action.

By this Amendment No. 2 we are amending and restating our 2011 Form 10-K to remove all references to the financial statements as unaudited and to include the report of KPMG LLP on our consolidated financial statements as of and for the year ended April 30, 2011.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. In addition, as promulgated by Section 404(a) of the Sarbanes-Oxley Act of 2002 (“SOX”), SEC rules require that management evaluate the effectiveness, as of the end of the fiscal year, of the Company’s internal control over financial reporting on a suitable, recognized framework that is established by a body or group that has followed the due process procedures, including broad distribution of the framework for public comments. Further, as the result of our transition from a smaller reporting company to an accelerated filer during fiscal 2011, we became subject to the SEC rules promulgated by Section 404(b) of SOX which requires that our independent registered public accounting firm issue an attestation report on our internal control over financial reporting at April 30, 2011. Historically, we have internally conducted the evaluation of our internal control over financial reporting in accordance with Section 404(a) of SOX. However, given the significant growth of the Company in a relatively short period of time since our last fiscal year, the Company engaged an outside consulting firm to assist us in developing and implementing additional internal control over financial reporting. However, our work to further implement SOX was not sufficiently advanced in order for us to complete the evaluation on a timely basis with respect to the year ended April 30, 2011. As a result, our management did not complete its assessment of the effectiveness of our internal control over financial reporting at April 30, 2011 in accordance with SEC rules, our independent registered public accounting firm has not been able to render an opinion on the effectiveness of our internal control over financial reporting, and our Form 10-K is considered deficient. We have revised the disclosure in Item 1A. to add a risk factor and revised the disclosure in Item 9A. to clarify our assessment of the Company’s controls and procedures. This Amendment No. 2 includes currently dated certifications which appear as Exhibits 31.1, 31.2, 32.1 and 32.2. Notwithstanding, with respect to Exhibits 32.1 and 32.2, this Amendment No. 2 does not contain the opinion of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

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

Financial Statements and Supplementary Data

42

Item 9.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

42

Item 9A.

Controls and Procedures

42

Item 9B.

Other Information

44

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

45

Item 11.

Executive Compensation

50

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters.

56

Item 13.

Certain Relationships And Related Transactions, And Director Independence

59

Item 14.

Principal Accounting Fees And Services

60

PART IV

Item 15.

Exhibits, Financial Statement Schedules

61

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

Our exploration and production activities

Historically, we focused our exploration, development, and production efforts in the Appalachian region of eastern Tennessee. During fiscal 2011, we continued to benefit from the increase in our operations through the June 2009 acquisitions of the businesses of Ky-Tenn Oil, Inc., a Kentucky corporation (“KTO”), East Tennessee Consultants, Inc., a Tennessee corporation ("ETC”) and East Tennessee Consultants II, LLC, a Tennessee limited liability company ("LLC”) in our Appalachian region and business in Alaska, which comprise our CIE operations. As of April 30, 2011, we had approximately 699,965 acres of gross oil and gas leases and exploration license rights (621,534 net acres), which includes 534,383 gross acres under our two Susitna Basin Exploration Licenses.

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

Our oil and gas properties

The following table provides information on our proved reserves at April 30, 2011 and 2010.

	Net Reserves at April 30,
	2011		2010
Reserves category	Oil (MMBbls)	Natural Gas (Bcf)	Oil (MMBbls)	Natural Gas (Bcf)
PROVED
Developed
Cook Inlet	2.371	1.739	2.551	1.085
Appalachian region	0.100	0.750	0.114	0.652

Undeveloped
Cook Inlet	7.536	0.584	7.679	3.722
Appalachian region	—	—	—	—

Total Proved	10.007	3.073	10.344	5.459

When used in this table, MMBbls means million barrels of oil and Bcf means billion cubic feet. We also use a number of terms when describing our reserves. “Proved reserves” are the quantities of oil and gas that, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible. We provide information on two types of proved reserves - developed and undeveloped. “Proved developed reserves” are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods and “proved undeveloped reserves” are reasonably certain reserves in drilling units immediately adjacent to the drilling unit containing a producing well as well as areas beyond one offsetting drilling unit from a producing well. “Unproved reserves” are based on geological and/or engineering data similar to that used in estimates of proved reserves, but technical, contractual, or regulatory uncertainties preclude such reserves being classified as proved. They are sub-classified as probable and possible. Probable reserves are attributed to known accumulations and usually claim a 50% confidence level of recovery. Possible reserves are attributed to known accumulations that have a less likely chance of being recovered than probable reserves. This term is often used for reserves which are claimed to have at least a 10% certainty of being produced. Reasons for classifying reserves as possible include varying interpretations of geology, reserves not producible at commercial rates, uncertainty due to reserve infill (seepage from adjacent areas) and projected reserves based on future recovery methods.

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

The following table presents, by operating area, leased acres or acreage subject to the Susitna Basin Exploration Licenses as of April 30, 2011.

	Developed Acres		Undeveloped Acres		Total Acres
Project	Gross	Net	Gross	Net	Gross	Net
Cook Inlet	34,996	32,800	614,511	591,375	649,507	624,175
Appalachian region	13,760	9,468	36,698	30,159	50,458	39,627
Total acreage	48,756	42,268	651,209	621,534	699,965	663,802

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

As consideration for these assets we issued KTO 1,000,000 shares of our common stock valued at $320,000 and we granted the seller piggy-back registration rights covering these shares. Pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations, we valued these oil and gas properties at $1,310,019 and recorded a pre-tax gain on the transaction of $990,019.

On June 18, 2009, we acquired 100% of the stock of ETC and 100% of the membership interests in LLC from the owners of these entities. Pursuant to ASC 805, we have valued the assets for these companies at $1,862,369 and have recorded a pre-tax gain on the transaction of $1,409,609. As consideration for these companies we issued the sellers, who were unrelated third parties, 1,000,000 shares of our common stock valued at $250,000. We granted the sellers registration rights covering these shares.

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

On December 10, 2009, CIE acquired, through a Delaware Chapter 11 bankruptcy proceeding, former Alaskan operations of Pacific Energy Resources.  The acquisition included onshore and offshore oil and gas production facilities. We acquired total reserves of over 13.2 million barrels of oil and 15.5 BCF of natural gas, including total proved reserves of 5.6 million barrels of oil and 3.7 BCF of natural gas as reported by the Pacific Energy in their most recent reserve report of January 1, 2009. The fair value of the Alaska reserves that we acquired is $368 million, including $215 million of proven reserves, $122 million of probable reserves and $31 million of possible reserves, as stated in its reserve report as of January 1, 2009. The purchased operations included the West McArthur River oil field, the West Foreland natural gas field, and the Redoubt unit with the Osprey offshore platform, all located along the west side of the Cook Inlet. We also acquired 602,000 acres of oil and gas leases, including 471,474 acres under the Susitna Basin Exploration License as well as completed 3D seismic geology and other production facilities, together with:

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

On June 24, 2011, we acquired a 48% minority interest in each of two limited liability companies, Pellissippi Pointe, LLC and Pellissippi Pointe II, LLC for a total cash consideration of $399,934. We have also agreed to indemnify the sellers of the membership interests with respect to their guaranties of the construction loans held by the Pellissippi Pointe entities, but have not become direct guarantors of the loans ourselves.  The gross outstanding amount under the loans is $5,193,699.  The Pellissippi Pointe entities own two office buildings in West Knoxville, Tennessee. We will be moving our corporate headquarters into the building located at 9721 Cogdill Road, Knoxville, TN as soon as the space is ready for our occupancy.  We have executed a five year lease for the space, and with the addition of us, the building will be fully occupied by tenants. The forms of assignment of membership interest, and the lease are filed as exhibits to this annual report.

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

The staff of the SEC has determined that certain of our Forms 8-K related to acquisitions we made in fiscal year 2010 and our Form 10-K for fiscal year 2011 are materially deficient which will adversely impact our ability to raise additional capital.

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

Furthermore, in connection with our Annual Report on Form 10-K for the year ended April 30, 2011, as an accelerated filer, we were required to evaluate and assess our internal control over financial reporting, as required by Section 404 of the Sarbanes−Oxley Act of 2002 (“SOX 404”), as of the end of the period covered by our Annual Report on Form 10−K for the year ended April 30, 2011. Given the significant growth in the Company in a relatively short period of time, the Company engaged an outside consulting firm to assist us in preparing to implement SOX 404. However, our work to implement SOX 404 was not sufficiently advanced in order for us to complete the evaluation on a timely basis with respect to the year ended April 30, 2011. As a result, our management did not complete its assessment of the effectiveness of our internal control over financial reporting at April 30, 2011 in accordance with SEC rules, our independent registered public accounting firm has not been able to render an opinion on the effectiveness of our internal control over financial reporting, and our Form 10-K is considered deficient.

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

Until such time as we are able to rectify both the deficient filings with respect to our Form 8-K related to the acquisitions we made in fiscal 2010 and with respect to this Annual Report on Form 10-K, our ability to register additional capital will be materially impacted. It is currently expected that we will not be able to rectify the deficient filings until we file our fiscal 2012 Annual Report on Form 10-K.

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

We may be subject to regulatory actions surrounding the filing of the 2011 10-K

On July 30, 2011, the Audit Committee of our Board of Directors determined that our consolidated balance sheet at April 30, 2011, and our consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (collectively, the “2011 Financial Statements”), as well as the report of KPMG LLP dated July 29, 2011 on such statements, all as included in our 2011 Form 10-K, should not be relied upon. The 2011 Form 10-K was filed with the SEC on July 29, 2011 prior to KPMG LLP completing its audit of the 2011 consolidated financial statements and issuing their independent accountants’ report thereon, or issuing its consent to the use of their report filed as Exhibit 23.3. This Amendment No. 2 to the 2011 Form 10-K includes revisions to the unaudited 2011 Financial Statements as well as the audit report of KPMG LLP on the 2011 Financial Statements and its consent to the use of their report as Exhibit 23.3 hereto.  We have received a request from the SEC for a more detailed explanation regarding the specific circumstances that lead to the filing of the 2011 Form 10-K that included the audit report and consent from KPMG LLP prior to the completion of their audit. Although we have provided the requested explanation to the SEC and are fully cooperating with the staff, we cannot predict the nature of any regulatory responses or actions that may be required of us surrounding the filing of the 2011 Form 10-K.  Such responses could divert management’s time and attention from the operation of our business and could result in increased legal fees and fines.

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

ITEM 3.

LEGAL PROCEEDINGS.

On August 18, 2011, a lawsuit was filed against us in the United States District Court for the Eastern District of Tennessee. The case is styled Yingtao Liu, Individually and on behalf of all others similarly situated v. Miller Energy Resources, Inc. f/k/a Miller Petroleum, Inc., Scott M. Boruff, Paul W. Boyd, Deloy Miller, David J. Voyticky, Herman Gettelfinger, Jonathan S. Gross, David M. Hall, Merrill A. McPeak, Charles Stivers, and Don A. Turkleson .. The Company has not yet been served with the suit, and cannot predict when or whether effective service may be made. The Plaintiff alleges two causes of action against the Defendants: (1) violation of Section 10(b) and Rule 10b-5 of the Exchange Act, (2) violation of Section 20(a) of the Exchange Act. The case seeks unspecified money damages against the Company and the other defendants, and payment of the Plaintiffs’ attorney’s fees. We have engaged DLA Piper LLP to defend us in this action.

On August 16, 2011, a lawsuit was filed against us in the United States District Court for the Eastern District of Tennessee. The case, styled James D. DiCenso, Individually and on behalf of all others similarly situated v. Miller Energy Resources, Inc. f/k/a Miller Petroleum, Inc., Deloy Miller, Scott M. Boruff, and Paul W. Boyd and David J. Voyticky .. The Company has not yet been served with the suit, and cannot predict when or whether effective service may be made. The Plaintiff alleges two causes of action against the Defendants: (1) violation of Section 10(b) and Rule 10b-5 of the Exchange Act, (2) violation of Section 20(a) of the Exchange Act. The case seeks unspecified money damages against the Company and the other defendants, and payment of the Plaintiffs’ attorney’s fees. We have retained DLA Piper LLP to defend us in this action.

On August 12, 2011, a lawsuit was filed against us in the United States District Court for the Eastern District of Tennessee. The case, styled Ruben Husu, Individually and on behalf of all others similarly situated v. Miller Energy Resources, Inc. f/k/a Miller Petroleum, Inc., Scott M. Boruff, and Paul W. Boyd was filed on August 12, 2011.  The Company has not yet been served with the suit, and cannot predict when or whether effective service may be made. The Plaintiff alleges two causes of action against the Defendants: (1) violation of Section 10(b) and Rule 10b-5 of the Exchange Act, (2) violation of Section 20(a) of the Exchange Act. The case seeks unspecified money damages against the Company and the other defendants, and payment of the Plaintiffs’ attorney’s fees. We have retained DLA Piper LLP to defend us in this action.

On August 3, 2011, a breach of contract case was filed against us in the United States District Court for the Eastern District of Tennessee. The case, styled CNX Gas Company, LLC v. Miller Energy Resources, Inc., Chevron Appalachia, LLC as successor in interest to Atlas America, LLC Cresta Capital Strategies, LLC and Scott Boruff , arises from the same allegations as the previous action filed in state court and voluntarily dismissed on July 28, 2011. The federal case seeks unspecified money damages from us for breach of contract; however, unlike the previous action, it does not seek specific performance of the assignments at issue. The Plaintiff claims that the other defendants tortiously interfered with, or induced the breach of, the letter of intent between us and the Plaintiff. We are drafting a responsive pleading and intend to vigorously defend this suit.

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

On May 17, 2011 we were served with a lawsuit filed in the United States District Court for the Eastern District of Tennessee at Knoxville by Troy D. Stafford, the former Chief Financial Officer of our wholly owned subsidiary, CIE .. The suit, styled Troy D. Stafford v. Miller Petroleum, Inc., Civil Action No. 3-11CV-206, claims that we terminated Mr. Stafford’s employment without cause in contravention of the terms of the Purchase and Sale Agreement between us and the sellers of CIE (“PSA”), failed or refused to pay his salary, severance, percentage of purchase price, expenses or stock warrant and violated a duty of good faith and fair dealing. The suit seeks damages in excess of $3,000,000, which includes $2,686,700 of damages for loss of vested warrants. We believe the all of the asserted claims are baseless, particularly in view of the fact that we issued the warrants in accordance with the terms of the PSA. We believe that we had appropriate cause to fire Mr. Stafford after discovering that he had breached certain representations and warranties in the PSA, and had acted in violation of our Code of Conduct. We intend to vigorously defend this action.

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

Currently, we are continuing to develop the acreage we acquired during fiscal 2010 and 2011. These acquisitions have grown our Alaskan acreage position to approximately 649,507 acres of gross oil and gas leases and exploration license rights (591,375 net acres), which includes 471,474 acres under the Susitna Basin Exploration License No. 2 and 62,909 acres under the Susitna Basin Exploration License No. 4 (also referred to as our North Susitna Exploration License). We are continuing to assess and add strategic acreage to our Alaska leases and licenses. Our Tennessee leases consist of 50,458 acres, making our total gross acreage 699,965 acres.

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

•

We were awarded our North Susitna exploration license (No. 4), and along with leases won at auction, these new properties result in an increase of 79,936 acres.

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

Results of Operations

Fiscal 2011 as compared to fiscal 2010.

Fiscal 2011 as compared to fiscal 2010 was a year of growth and development. We recorded a loss of $3,879,749, for fiscal 2011 which compares to net income of $250,940,566 for fiscal 2010. As seen below, if you exclude interest income and expense, income tax expense and depletion, depreciation and amortization (“DD&A”) from the numbers, fiscal 2011 shows this adjusted earnings before interest, income taxes, depreciation, depletion and amortization (“EBITDA”) to be a positive $3,142,532 as compared to an EBITDA of $439,172,941 for fiscal 2010.  Revenues increased $16,974,865 between the years while costs and expenses increased $20,744,218. Other income dropped significantly from $446,930,429 in fiscal 2010 to $4,921,656 in fiscal 2011 as fiscal 2010 had large one-time acquisition gains driving this total as compared to fiscal 2011.  The major components of our Consolidated Statement of Income for fiscal 2011 and 2010 are as follows:

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

Reconciliation of EBITDA for fiscal 2011 and 2010 is as follows:

	For the Year Ended April 30,
	2011	2010

Net income (loss)	$(3,879,749)	$250,940,566
Add (deduct):
Interest income	(546,274)	(25,616)
Interest expense	990,235	156,617
Income tax expense (benefits)	(6,281,051)	184,676,760
Depreciation, depletion and amortization	12,859,371	3,424,614
EBITDA	$3,142,532	$439,172,941

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

As a result of these components, total costs and expenses were $37,924,325, which reflected an operating loss of $15,082,456 for fiscal 2011. This compares to an operating loss of $11,313,103 for fiscal 2010.

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

At April 30, 2011 we had a working capital deficit of $7,691,517 as compared to a working capital surplus of $239,384 at April 30, 2010. This decrease in capital surplus is primarily due to an increase in trade payables of $3,917,674, an increase in accrued expenses of $3,388,479 and an increase in notes payable of $2,000,000, partially offset by an increase in state tax credits receivable of $2,513,336.

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

As previously discussed, on November 5, 2009, CIE entered into an Assignment Oversight Agreement with the Alaska DNR which set out certain terms under which the Alaska DNR would approve the assignment of certain specified state oil and gas leases from Pacific Energy Resources CIE. The agreement required CIE to obtain financing in the minimum amount of $5,150,000 to provide funds to be used for expenditures approved by the Alaska DNR as part of  CIE’s plan of development. We have subsequently provided these funds for the West McArthur River facility using a portion of the proceeds of our capital raising efforts described elsewhere herein.

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

•

Between December 2009 and January 2010 we sold 6,015,000 shares of our common stock in private transactions to accredited investors for $1.00 per share. This was a discount of 16.67% from market value on the date of determination. The $5,657,000 in net cash proceeds from this offering, after payment of offering costs, commissions and finder’s fees, was used for general corporate purposes, including reducing debt and partially financing the Alaska asset acquisition. We paid Sutter Securities Incorporated, a FINRA member firm, cash compensation of $200,000 as well as a non-

accountable sum of $10,000 for its legal fees and expenses and issued it five-year warrants to purchase an aggregate of 280,000 shares of our common stock at exercise prices ranging from $1.35 to $1.815 per share. We also paid finder’s fees of $123,000 and issued five-year warrants to purchase an aggregate of 52,500 shares of our common stock at exercise price of $1.35 per share. In addition, we paid Seaside 88 Advisors, LLC, the general partner of one of the purchasers of the shares, a non-accountable sum of $25,000. The warrants are exercisable on a cashless basis. If we make any subsequent sales of our securities within one year to any purchaser introduced to us by Sutter Securities Incorporated, we are obligated to pay that firm a finder’s fee on those sales. Under the terms of the Securities Purchase Agreements we agreed that until 12 months from the closing date, if in connection with a Subsequent Financing (as defined in the Securities Purchase Agreement), either our company or any of our subsidiaries should issue any common stock or common stock equivalents entitling any person or entity to acquire shares of common stock at an effective price per share less than the per share purchase price of $1.00 (subject to reverse and forward stock splits and the like), that we will issue to the purchaser of this current stock sale, a number of additional shares of common stock to the aforementioned purchasers to prevent the follow-on investment from being a dilutive issuance. If shares are issued for a consideration other than cash, the per share selling price shall be the fair value of such consideration as determined in good faith by the Board of Directors. We also granted the purchasers of stock certain piggy back registration rights until such time as the purchasers are able to resell the shares of common stock purchased in the offering pursuant to Rule 144 of the Securities Act until the requirement for adequate public information on our company is no longer applicable.

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

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.

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

Equity-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model. ASC 718, Compensation – Stock Compensation, requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected terms, and expected forfeiture rates, to value equity-based compensation. We currently use a Black-Scholes pricing model to calculate the fair value of our stock options and warrants. We primarily use historical data to determine the assumptions to be used in the Black-Scholes model. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. This accounting guidance requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in pages F-1 through F-42, which appear at the end of this annual report.

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

In conducting its evaluation, management considered the material weaknesses described below in Management’s Report on Internal Control over Financial Reporting.

In the fourth quarter of fiscal 2011, it was determined that we inappropriately recorded revenue on a gross basis for overriding royalty interests (rather than recording revenue on a net basis). The correction of this classification error resulted in a decrease to “oil and gas revenue” and “oil and gas operating” of $824,746, $1,036,987, and $1,429,499, respectively, for the quarters ended July 31, 2010, October 31, 2010, and January 31, 2011. We also determined that we failed to properly record sufficient compensation expense on equity awards, did not properly calculate the liability for our derivative instruments, and did not properly consolidate an entity we control. The consolidation of MEI resulted in a decrease to notes payable, an increase to stockholders’ equity, and minor adjustments to cash, other assets and accrued expenses.

As described in note 17 to the consolidated financial statements, the Company has restated its consolidated statement of cash flows for the year ended April 30, 2011, as contained in the Form 10-K filed by the Company on July 29, 2011, due to computational errors in such statement.

As described elsewhere herein, the 2011 Form 10-K was filed with the SEC prior to KPMG LLP, our independent registered public accounting firm, completing its audit of our consolidated financial statements and issuing their independent accountants’ report thereon, or issuing its consent to the use of their report filed as Exhibit 23.3. On July 30, 2011, the Audit Committee of our Board of Directors determined that our consolidated balance sheet at April 30, 2011, and our consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, as well as the report of KPMG LLP dated July 29, 2011 on such statements, all as included in our 2011 Form 10-K, should not be relied upon.

As a result of the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date we did not maintain disclosure controls and procedures that were effective in providing reasonable assurances that information required to be disclosed in our reports filed under the Securities Exchange act of 1934 was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. In addition, as promulgated by Section 404(a) of the Sarbanes-Oxley Act of 2002 (“SOX”), SEC rules require that management evaluate the effectiveness, as of the end of the fiscal year, of the Company’s internal control over financial reporting on a suitable, recognized framework that is established by a body or group that has followed the due process procedures, including broad distribution of the framework for public comments. Further, as the result of our transition from a smaller reporting company to an accelerated filer during fiscal 2011, we became subject to the SEC rules promulgated by Section 404(b) of SOX which requires that our independent registered public accounting firm issue an attestation report on our internal control over financial reporting at April 30, 2011. Historically, we have internally conducted the evaluation of our internal control over financial reporting in accordance with Section 404(a) of SOX. However, given the significant growth of the Company in a relatively short period of time since our last fiscal year, the Company engaged an outside consulting firm to assist us in developing and implementing additional internal control over financial reporting. However, our work to further implement SOX was not sufficiently advanced in order for us to complete the evaluation on a timely basis with respect to the year ended April 30, 2011. As a result, our management did not complete its assessment of the effectiveness of our internal control over financial reporting at April 30, 2011 in accordance with SEC rules.

Notwithstanding our inability to complete an assessment of our internal controls over financial reporting, the following material weaknesses have been identified in our internal control over financial reporting as of April 30, 2011:

•

We do not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of U.S. GAAP and SEC reporting requirements commensurate with our financial reporting requirements.

•

We do not maintain sufficient policies, procedures and controls to prevent and/or detect material misstatements in our financial statements.

As a result of the above material weaknesses, material adjustments to the Company’s consolidated financial statements were required for each of the Company’s reported quarterly and annual periods in fiscal 2011 (see Supplemental Quarterly Financial Information on page F-36 regarding the financial statement captions impacted by the above material weaknesses).

•

Adequate controls are not in place to ensure that the Company maintains compliance with various SEC rules and regulations regarding reporting. As a result, the Company filed its Form 10-K prior to its independent registered public accounting firm completing its audit of our consolidated financial statements and rendering its opinion thereon, and management of the Company did not complete its assessment of the Company’s internal control over financial reporting in accordance with SEC rules and regulations.

Accordingly, management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2011, based on the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

However, since management has not completed its assessment, we cannot provide assurance that the material weaknesses described above constitute a complete list of deficiencies. Had management completed its assessment, additional internal control weaknesses as of April 30, 2011 may have been detected. In addition, because management did not complete its assessment, our independent registered public accounting firm was unable to render an opinion on the effectiveness of our internal control over financial reporting.

Company Remediation Plan

To remediate these material weaknesses, during fiscal year 2012, we will:

•

Assess our current deficiencies and utilize third party consultants to formulate recommendations to remediate them, with respect to Sarbanes Oxley compliance, compliance with the rules and regulations of the New York Stock Exchange and overall financial reporting controls to assure compliance with GAAP and SEC requirements, including controls and procedures regarding the filing of reports with the SEC.

•

Initiate a process to hire additional personnel and/or contractors with public company accounting and reporting knowledge to implement adequate policies, procedures and controls.

While management believes that the remediation efforts described above may be sufficient to remediate the material weaknesses, there is no assurance that they will do so or that additional remediation efforts will not be necessary.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name (a)	Fees Paid or Earned in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)

David J. Voyticky [1]	0	$0	296,661	0	0	0	296,661
Herman E. Gettelfinger	0	0	0	0	0	0	0
Jonathan S. Gross[2]	0	0	296,661	0	0	0	296,661
Merrill A. McPeak[3]	0	0	296,661	0	0	0	296,661
Charles M. Stivers	0	0	0	0	0	0	0
Don A. Turkleson[4]	0	0	307,807	0	0	0	307,807

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

———————

1

Mr. Boruff has served as our Chief Executive Officer since August 2008 and the terms of his compensation are set forth in his employment agreement which is described later in this section. Mr. Boruff is entitled to a bonus each year equal to 100% of his base salary and 100,000 shares of our common stock for continued employment and if we meet certain revenue and earnings before income taxes, depreciation and amortization, or EBITDA, milestones. These milestones were met in each of 2011and 2010. Mr. Boruff’s bonus in 2011 and 2010 included $577,000 and $578,000, respectively, attributable to the value of 100,000 shares of our common stock issued to him. The value of stock awards and option awards in each of 2011 and 2010 represents the value of restricted stock awards and option grants made to him in each of those years under the terms of his employment agreement. All other compensation for both 2011 and 2010 included an auto allowance of $1,000 per month plus $704 and $640, respectively, of compensation derived from personal use of a company vehicle. The amount of Mr. Boruff’s compensation excludes fees paid to Dimirak Securities Corporation, a broker-dealer and member of FINRA, and its related parties under the terms of a Marketing Agreement. Mr. Boruff is a director and owns 49% of Dimirak Securities Corporation. See Item 14. Certain Relationships and Related Transactions and Director Independence appearing later in this annual report. Mr. Boruff’s compensation for 2010 excludes the value of options granted to him in April 2010 which had not yet vested.

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

At the time he joined our company we granted Mr. Boyd two year options to purchase 250,000 shares of our common stock at an exercise price of $0.40 per share, of which options to purchase 125,000 shares vested on the date of grant and the remaining options vested on March 31, 2010. In addition, in February 2010 our Board granted Mr. Boyd five year options to purchase 25,000 shares of our common stock at an exercise price of $2.52 per share which options vested on May 19, 2010. In addition, in April 2010 the Compensation Committee of the Board of Directors granted Mr. Boyd options under our stock option plan to purchase 350,000 shares of our common stock with an exercise price of $5.94 per share as additional compensation. These options vest over three years in arrears commencing April 27, 2011, and are subject to continued employment.  Also, in May 2011 the Compensation Committee of the Board of Directors granted Mr. Boyd options under our stock option plan to purchase 175,000 shares of our common stock with an exercise price of $5.89 per share as additional compensation. These options vest over three years commencing May 27, 2011, and are subject to continued employment. The Compensation Committee determined to make this award of additional compensation to Mr. Boyd in recognition of his past performance and a desire to retain him throughout the three year vesting period. Mr. Boyd’s total cash and equity compensation for 2011 was $274,346.

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

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Reorganization dated December 20, 1996 between Triple Chip Systems, Inc. and Miller Petroleum, Inc. (1)
3.1	Certificate of Incorporation (2)
3.2	Certificate of Amendment of Certificate of Incorporation (2)
3.3	Certificate of Amendment of Certificate of Incorporation (2)
3.4	Certificate of Ownership and Merger and Articles of Merger between Triple Chip Systems, Inc. and Miller Petroleum, Inc. (3)
3.5	Amended and Restated Charter of Miller Petroleum, Inc. (18)
3.6	Amended and Restated Bylaws of Miller Petroleum, Inc. (18)
3.7	Articles of Amendment to the Bylaws of Miller Petroleum, Inc. (29)
3.8	Articles of Amendment to the Charter of Miller Petroleum, Inc. (30)
4.1	Form of Stock Purchase Warrant issued May 4, 2005 to Prospect Energy Corporation (4)
4.2	Form of Stock Purchase Warrant issued May 4, 2005 to Petro Capital III, L.P. (4)
4.3	Form of Stock Purchase Warrant issued May 4, 2005 to Petrol Capital Advisors, LLC (4)
4.4	Form of Stock Purchase Warrant issued December 31, 2005 to Petro Capital III, L.P. (5)
4.5	Form of Stock Purchase Warrant issued December 31, 2005 to Prospect Energy Corporation (5)
4.6	Form of Stock Purchase Warrant issued December 31, 2005 to Petro Capital Advisors, LLC (5)
4.7	Form of warrant issued to Cresta Capital Corporation (12)
4.8	Form of option granted to Paul W. Boyd (12)
4.9	Form of warrant issued to David M. Hall, Walter J. Wilcox, II and Troy Stafford (15)
4.10	6% Convertible Secured Promissory Note (15)
4.11	Form of common stock purchase warrant for March 2010 private placement (21)
4.12	Form of common stock purchase warrant issued to purchasers in the Miller Energy Income Fund 2009-A, LP offering (21)
4.13	Form of common stock purchase warrant issued to Sutter Securities Incorporated (21)
10.1	Purchase and Sale Agreement dated December 16, 1997 between AKS Energy Corporation and Miller Petroleum, Inc. (6)
10.2	Assumption Agreement dated December 16, 1997 between AKS Energy Corporation and Miller Petroleum, Inc. (6)
10.3	Purchase and Sale Agreement dated September 6, 2000 between NAMI Resources Company, LLC and Miller Petroleum, Inc. (7)
10.4	Employment Agreement as of August 1, 2008 with Scott M. Boruff (8)
10.5	Amendment to Employment Agreement with Scott M. Boruff dated September 9, 2008 (9)
10.6	Form of Registration Rights Agreement dated May 4, 2005 by and among Miller Petroleum, Inc., Petro Energy Corporation, Petrol Capital III, L.P. and Petro Capital Advisors, LLC. (4)
10.7	Farmout Agreement dated September 3, 1999 between Tengasco, Inc. and Miller Petroleum, Inc. (3)
10.8	Registration Rights Agreement dated May 4, 2005 (4)
10.9	Purchase and Sale Agreement dated June 13, 2008 between Atlas Energy Resources, LLC and Miller Petroleum, Inc. (8)
10.10	Termination Agreement, General Release and Covenant No To Sue Dated June 13, 2008 with Cresta Capital Strategies, LLC (12)
10.11	Agreement dated June 8, 2009 between Ky-Tenn Oil, Inc. and Miller Petroleum, Inc. (13)
10.12	Agreement dated June 18, 2009 for Sale of Capital Stock of East Tennessee Consultants, Inc. and Sale of Membership Interests of East Tennessee Consultants II, LLC (14)
10.13	Agreement for Sale of Membership Interest in Cook Inlet Energy, LLC (15)
10.14	Form of Securities Purchase Agreement for December 2009 private placement (16)
10.15	First Secured Promissory Note from Miller Petroleum, Inc. to Miller Energy Income 2009-A, LP (17)
10.16	Second Secured Promissory Note from Miller Petroleum, Inc. to Miller Energy Income 2009-A, LP (17)

10.17	Loan and Security Agreement between Miller Petroleum, Inc and Miller Energy Income 2009-A, LP (17)
10.18	Escrow Agreement (17)
10.19	Form of Securities Purchase Agreement for March 2010 private placement (21)
10.20	Form of Registration Rights Agreement for March 2010 private placement (21)
10.21	Finder’s Agreement with Sutter Securities Incorporated dated December 28, 2009 (21)
10.22	Finder’s Agreement with Sutter Securities Incorporated dated March 18, 2010 (21)
10.23	Miller Petroleum, Inc. Stock Plan (18)
10.24	Consulting Agreement dated March 12, 2010 with Bristol Capital, LLC (21)
10.25	Marketing Agreement dated August 1, 2009 with The Dimirak Companies (21)
10.26	Consulting Agreement dated February 1, 2010 with Tyler Energy Consulting Group (21)
10.27	Letter Agreement dated November 5, 2009 between Vulcan Capital Corporation, LLC and Miller Petroleum, Inc. (21)
10.28	Assignment Oversight Agreement dated November 5, 2009 between Cook Inlet Energy, LLC and The State of Alaska Department of Natural Resources (21)
10.29	Cook Inlet Energy, LLC Master Services Agreement with Fairweather E&P Services, Inc. dated January 1, 2010 (21)
10.30	Purchase and Sale Agreement by and between Cook Inlet Energy, LLC and Pacific Energy Alaska Operating LLC and Pacific Energy Alaska Holdings, LLC dated as of November 24, 2009 (20)
10.31	Cook Inlet Spill Prevention and Response, Inc. Bylaws and Response Action Contract (21)
10.32	Separation Agreement and General Release with Ford F. Graham (19)
10.33	Third Secured Promissory Note from Miller Petroleum, Inc. to Miller Energy Income 2009-A, LP (22)
10.34	Letter from the State of Alaska to Cook Inlet Energy, LLC announcing acceptance of terms for the extension of Susitna Exploration License #2 (23)
10.35	Settlement Agreement between Petro Capital III, LP, Petro Capital Advisors, LLC, and Miller Petroleum, Inc. (24)
10.36	Settlement Agreement between Cook Inlet Pipe Line Company and Cook Inlet Energy, LLC (25)
10.37	Settlement Agreement between Prospect Capital Corporation and Miller Petroleum, Inc. (26)
10.38	Aircraft Purchase Agreement between The Heavener Company Leasing, LLC, Bristol Capital Advisors, LLC, Bristol Capital, LLC and Miller Petroleum, Inc. (27)
10.39	Promissory Note from Miller Petroleum, Inc. to PlainsCapital Bank (28)
10.40	Guaranty from Deloy Miller to PlainsCapital Bank (28)
10.41	Guaranty from Scott Boruff to Plains Capital Bank (28)
10.42	Amended and Restated Employment Agreement with Scott M. Boruff (28)
10.43	Performance Bond Agreement between the State of Alaska and Cook Inlet Energy, LLC (29)
10.44	2011 Equity Compensation Plan (29)
10.45	Employment Agreement with Paul W. Boyd (29)
10.46	Employment Agreement with David J. Voyticky (31)
10.47	Contract of Construction and Sale between Miller Energy Resources, Inc. and Voorhees Equipment and Consulting, Inc. (32)
10.48	Collateral Assignment of Rig Contract between Miller Energy Resources, Inc. and Guggenheim Corporate Funding, LLC (32)
10.49	Loan Agreement between Miller Energy Resources, Inc. and Guggenheim Corporate Funding, LLC, Citibank, N.A. and Bristol Investment Fund, Ltd. (33)
10.50	Shareholders’ Agreement between Deloy Miller, Scott M. Boruff, David J. Voyticky, David M. Hall, Paul W. Boyd and Miller Energy Resources, Inc. (33)
10.51	Guarantee and Collateral Agreement between Miller Energy Resources, Inc. and its subsidiaries, and Guggenheim Corporate Funding, LLC (33)
10.52	First Amendment to Consulting Agreement between Miller Energy Resources, Inc. and Bristol Capital, LLC (33)
10.53	Lease between Miller Energy Resources, Inc. and Pellissippi Pointe II, LLC**
10.54	Form of Assignment of Membership Interest in Pellissippi Pointe, LLC**
10.55	Form of Assignment of Membership Interest in Pellissippi Pointe II, LLC**
14.1	Amended and Restated Code of Business Conduct and Ethics **
21.1	Subsidiaries of the registrant **
23.1	Consent of Ralph E. Davis Associates, Inc. **
23.2	Consent of Lee Keeling and Associates, Inc. **

23.3	Consent of KPMG LLP*
23.4	Consent of Sherb & Co., LLP *
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer *
32.2	Section 1350 certification of Chief Financial Officer *
99.1	Reserve Report of Ralph E. Davis Associates, Inc. at April 30, 2011 on Cook Inlet assets **
99.2	Reserve Reports of Lee Keeling and Associates, Inc. at April 30, 2011 on Appalachian region assets **

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

Date: August 29, 2011

MILLER ENERGY RESOURCES, INC.

By:	/s/ SCOTT BORUFF
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DELOY MILLER	Chairman of the Board, Chief Operating Officer	August 29, 2011
Deloy Miller

/s/ SCOTT M. BORUFF	Chief Executive Officer, director, principal	August 29, 2011
Scott M. Boruff	executive officer

/s/ PAUL W. BOYD	Chief Financial Officer, principal financial and	August 29, 2011
Paul W. Boyd	accounting officer

/s/ DAVID J. VOYTICKY	President, Director	August 29, 2011
David J. Voyticky

/s/ HERMAN GETTELFINGER	Director	August 29, 2011
Herman Gettelfinger

/s/ JONATHAN S. GROSS	Director	August 29, 2011
Jonathan S. Gross

/s/ DAVID M. HALL	Director	August 29, 2011
David M. Hall

/s/ MERRILL A. MCPEAK	Director	August 29, 2011
Merrill A. McPeak

/s/ CHARLES STIVERS	Director	August 29, 2011
Charles Stivers

/s/ DON A. TURKLESON	Director	August 29, 2011
Don A. Turkleson

MILLER ENERGY RESOURCES, INC.

FORM 10-K/A

(AMENDMENT NO. 2)

Report of Independent Registered Public Accounting Firm

The Board of Directors

Miller Energy Resources, Inc.:

We have audited the accompanying consolidated balance sheet of Miller Energy Resources, Inc. and subsidiaries (the Company) as of April 30, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended April 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Miller Energy Resources, Inc. and subsidiaries as of April 30, 2011, and the results of their operations and their cash flows for the year ended April 30, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Knoxville, Tennessee

August 29, 2011

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

See accompanying Notes to Consolidated Financial Statements.

MILLER ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	April 30, 2011	April 30, 2010

Revenues
Oil sales	$19,999,423	$4,064,909
Natural gas sales	525,694	372,306
Other revenue	2,316,752	1,429,789
Total	22,841,869	5,867,004

Costs and Expenses
Oil and gas operating	9,702,548	2,737,774
Cost of other revenue	807,739	754,559
General and administrative	14,554,667	10,263,160
Depreciation, depletion and amortization	12,859,371	3,424,614
Total	37,924,325	17,180,107
Operating Loss	(15,082,456)	(11,313,103)

Other Income (Expense)
Interest income	546,274	25,616
Interest expense	(990,235)	(156,617)
Loss on derivatives, net	(1,007,574)	(13,299,430)
Gain on acquisitions	6,910,348	461,111,924
Other expense, net	(537,157)	(751,064)
Total	4,921,656	446,930,429

Income (Loss) Before Income Taxes	(10,160,800)	435,617,326
Income tax benefit (expense)	6,281,051	(184,676,760)
Net Income (Loss)	$(3,879,749)	$250,940,566

Income (Loss) per Share
Basic	$(0.11)	$11.65
Diluted	$(0.11)	$8.34

Average Number of Common Shares Outstanding
Basic	36,112,286	21,537,677
Diluted	36,112,286	30,092,017

See accompanying Notes to Consolidated Financial Statements.

MILLER ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Retained Earnings (Deficit)	Total
	Common Stock
	Shares	Amount
Balance at April 30, 2009	15,974,356	$1,597	$8,555,324	$(1,336,185)	$7,220,736
Net income	—	—	—	250,940,566	250,940,566
Sale of equity for cash	7,893,432	789	7,799,827	—	7,800,616
Issuance of equity for acquisitions	2,000,000	200	2,641,455	—	2,641,655
Issuance of equity for compensation	100,000	10	1,662,210	—	1,662,220
Issuance of equity for financing cost	1,679,250	168	2,961,757	—	2,961,925
Exercise of equity rights	2,017,847	202	281,798	—	282,000
Issuance of equity for services	469,100	47	1,735,861	—	1,735,908
Beneficial conversion features	—	—	809,263	—	809,263
Conversion of notes	2,090,909	209	1,149,791	—	1,150,000
Balance at April 30, 2010	32,224,894	3,222	27,597,286	249,604,381	277,204,889

Net loss	—	—	—	(3,879,749)	(3,879,749)
Issuance of equity for services	30,000	3	1,880,553	—	1,880,556
Issuance of equity for equipment	100,000	10	452,990	—	453,000
Issuance of equity for compensation	162,500	17	4,516,071	—	4,516,088
Exercise of equity rights	4,262,858	426	12,861,165	—	12,861,591
Conversion of notes	3,099,999	310	1,704,690	—	1,705,000
Balance at April 30, 2011	39,880,251	$3,988	$49,012,755	$245,724,632	$294,741,375

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

Correction of Immaterial Errors

As described in note 18, the Company has reflected an immaterial correction of errors in the accompanying April 30, 2010 consolidated balance sheet and in the accompanying consolidated statements of operations, stockholders’ equity and cash flows for the year ended April 30, 2010.

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

Allowance for Doubtful Accounts

We routinely assess the recoverability of all material trade and other receivables to determine their collectability. The Company charges uncollectible accounts receivable against the allowance for uncollectible accounts when it determines collection will no longer be pursued. The Company deems all accounts receivable to be collectible at April 30, 2011 and 2010 and therefore has no allowance for doubtful accounts established for its accounts receivable.

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

Effective May 1, 2009, the Company adopted the provisions of EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company’s Own Stock, which was codified into ASC 815, Derivatives and Hedging.  ASC 815 requires the Company to record the fair value of warrants that include ”ratchet” or reset provisions (whereby the exercise or conversion price adjusts to the pricing of certain subsequent equity transactions) as a liability and to record changes in such fair value estimates in the statement of operations. The fair value of such warrants issued and outstanding as of May 1, 2009 was not material.

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

Share-Based Compensation

We record share-based payments at fair value and record compensation expense for all share-based awards granted, modified, repurchased or cancelled in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation.

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

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

(10)

Share-Based Compensation

The Company’s Equity Compensation Plan (the “Plan”) enables the Company to offer its employees, officers, directors and consultants an opportunity to acquire a proprietary interest in the Company, and to enable the Company to attract, retain, motivate and reward such persons in order to promote the success of the Company.  The 2010 and 2011 Plans, respectively, authorized 3,000,000 and 8,250,000 shares of common stock.  The Plan allows for the issuance of incentive stock options and nonqualified stock options.  Stock options may not be granted with an exercise price less than the fair market value on the grant date.  For stockholders that own more than 10% of the Company’s common stock, incentive stock options granted must have an exercise price that is at least 10% higher than the fair market value on the grant date.  Stock options granted under the Plan have a term of 10 years except for incentive  stock options granted to stockholders that own more than 10% of the Company’s common stock.  Such options have a term of 5 years.  Vesting provisions are determined by the Compensation Committee of the Board of Directors (“Compensation Committee”).  All awards issued under the Plan must be approved by the Compensation Committee.  At April 30, 2011, there were 5,400,000 additional shares available for the Company to grant under the 2011 Plan.

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

Expected volatility:

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

The Company recorded $3,627,299 and $1,084,220 of employee non-cash compensation expense related to stock options for the 2011 and 2010 fiscal years.  The Company also recorded $888,859 and $578,000 related to 162,500 and 100,000 shares of common stock issued to our CEO in accordance with a variable incentive compensation provision in his employment contract, resulting in total employee share-based non-cash compensation of $4,516,088 and $1,662,220 for the years ended April 30, 2011 and 2010, respectively.  Employee share-based non-cash compensation expense is included in our consolidated statement of operations in “general and administrative” which is the same financial statement caption where we recognize cash compensation paid to these employees. The impact on our basic earnings (loss) per share that resulted from employee share-based non-cash compensation is $(0.13) and $(0.08) for the years ended April 30, 2011 and 2010, respectively.  The grant date fair

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

value of employee stock options and warrants granted during 2011 and 2010 was $7,372,843 and $9,956,168, respectively.  The weighted average grant date fair value of employee stock options and warrants granted during the 2011 and 2010 fiscal years was $2.25 and $3.56, respectively.  We estimated the grant date fair value of employee stock options and warrants using the Black-Scholes pricing model with the following weighted average assumptions:

	2011	2010

Risk-free interest rates	1.5%	2.8%
Term (in years)	3.9	5.6
Volatility	63%	133%
Dividend yield	0%	0%

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

East Tennessee Consultants, Inc.

On June 18, 2009, the Company acquired 100% of the stock of East Tennessee Consultants, Inc., a Tennessee corporation ("ETC") and 100% of the membership interests in East Tennessee Consultants II, LLC, a Tennessee limited liability company ("LLC"). The business combination included 221 producing oil and gas wells and consisted of approximately 4,442 acres.  We issued 1,000,000 shares of our common stock as purchase price consideration, which was valued at $250,000 based on the closing price of our common stock on the date the transaction was executed.  In accordance with ASC 810, the $1,409,609 (pre-tax) difference between the estimated fair value of the acquired business less the fair value of our common stock consideration, as determined by the closing price on the date the transaction was executed, was recorded in our consolidated statement of operations in “gain on acquisitions.”

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

The Company is obligated to pay the remaining $12 million through annual payments as follows:

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

On May 17, 2011, we were served with a lawsuit filed in the United States District Court for the Eastern District of Tennessee at Knoxville by Troy D. Stafford, the former Chief Financial Officer of our wholly owned subsidiary, CIE ..  The suit, styled Troy D. Stafford v. Miller Petroleum, Inc., Civil Action No. 3-11CV-206, claims that we terminated Mr. Stafford’s employment without cause in contravention of the terms of the Purchase and Sale Agreement between us and the sellers of CIE (“PSA”), failed or refused to pay his salary, severance, percentage of purchase price, expenses or stock warrant and violated a duty of good faith and fair dealing. The suit seeks damages in excess of $3,000,000, which includes $2,686,700 of damages for loss of vested warrants. We believe the all of the asserted claims are baseless, particularly in view of the fact that we issued the warrants in accordance with the terms of the PSA.  We believe that we had appropriate cause to fire Mr. Stafford after discovering that he had breached certain representations and warranties in the PSA, and had acted in violation of our Code of Conduct. We intend to vigorously defend this action.

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

Subsequent to our fiscal year end, we were named as defendants in several class action lawsuits (see Note 19).

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

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

(17)

Restatement

The unaudited consolidated financial statements, as contained in the Form 10-K filed by the Company on July 29, 2011, have been corrected to increase income tax benefit and decrease deferred tax liability by $560,000, due to our failure to reflect the tax effect of certain misstatements that were corrected by the Company and reflected in the unaudited consolidated financial statements. The Company has also corrected its unaudited consolidated statement of cash flows for the year ended April 30, 2011, as contained in the Form 10-K filed by the Company on July 29, 2011, due to computational errors in such statement.

On August 8, 2011, the Company filed Form 10-K/A Amendment 1, which reflected these corrections. This footnote is presented to summarize the correction of the errors.  The Form 10-K filed by the Company on July 29, 2011 was filed prior to KPMG LLP completing its audit and rendering its opinion on our consolidated financial statements.

The following is a summary presentation of corrections made to the Company’s consolidated statement of cash flows for the year ended April 30, 2011, previously filed on Form 10-K for the year ended April 30, 2011:

	April 30, 2011		April 30, 2011
	(Unaudited)	Corrections	(Restated)
Cash Flows from Operating Activities
Net loss	$(4,439,749)	$560,000	$(3,879,749)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	(12,859,371)	25,718,742	12,859,371
Gain on acquisitions	6,910,348	(13,820,696)	(6,910,348)
Loss on sale of equipment	—	625,948	625,948
Issuance of equity for services	609,556	3	609,559
Issuance of equity for compensation	(4,516,088)	9,032,176	4,516,088
Deferred income taxes	(5,721,052)	(559,999)	(6,281,051)
Loss on derivative instruments, net	(1,007,574)	2,015,148	1,007,574
Changes in operating assets and liabilities, net of effects of business acquisitions
Receivables, net	(2,668,588)	—	(2,668,588)
Inventory	(768,350)	—	(768,350)
Prepaid expenses	1,272,031	—	1,272,031
Other assets	176,149	—	176,149
Accounts payable and accrued expenses	10,420,544	(3,114,391)	7,306,153
Asset retirement obligation	1,276,146	(1,406,906)	(130,760)
Net cash provided (used) by operating activities	(15,472,640)	23,206,667	7,734,027

Cash Flows from Investing Activities
Purchase of equipment and improvements	(642,535)	(182,928)	(825,463)
Capital expenditures for oil and gas properties	(12,515,649)	2,027,113	(10,488,536)
Net cash used by investing activities	(13,158,184)	1,844,185	(11,313,999)

Cash Flows from Financing Activities
Payments on notes payable	(3,500,000)	—	(3,500,000)
Proceeds from borrowing	5,500,000	—	5,500,000
Exercise of equity rights	—	1,265,516	1,265,516
Restricted cash	(1,121,245)	—	(1,121,245)
Net cash provided by financing activities	878,755	1,265,516	2,144,271
Net decrease in Cash and Cash Equivalents	(1,435,701)	—	(1,435,701)

Cash and Cash Equivalents at Beginning of Period	2,994,634	—	2,994,634
Cash and Cash Equivalents at End of Period	$1,558,933	$—	$1,558,933

Cash paid for interest	$824,055	$—	$824,055

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

(18)

Correction of Immaterial Errors

The Company also made an immaterial correction of errors in its consolidated financial statements as of and for the year ended April 30, 2010.  We failed to properly record depletion, depreciation and amortization expenses related to leasehold costs, wells and equipment, fixed assets and asset retirement obligations, did not properly record the state tax credits expected from our Alaska operations, did not properly calculate the liability for our derivative instruments, and did not properly consolidate an entity we control. The consolidation of MEI resulted in a decrease to notes payable of $1,803,775, an increase to stockholders’ equity of $1,509,369, and minor adjustments to cash, other assets and accrued expenses.

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

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

The following is a summary presentation of corrections made to the Company’s consolidated statement of operations for the year ended April 30, 2010, previously filed on Form 10-K for the year ended April 30, 2010:

	For the Year Ended April 30, 2010 As Reported	Corrections	For the Year Ended April 30, 2010 As Revised
Revenues
Oil and gas sales	$4,437,215	$—	$4,437,215
Other revenue	1,429,789	—	1,429,789
Total	5,867,004	—	5,867,004

Costs and Expenses
Oil and gas operating	2,583,383	154,391	2,737,774
Cost of other revenue	1,342,509	(587,950)	754,559
General and administrative	10,345,216	(82,056)	10,263,160
Depreciation, depletion and amortization	2,709,308	715,306	3,424,614
Total	16,980,416	199,691	17,180,107

Operating Loss	(11,113,412)	(199,691)	(11,313,103)

Other Income (Expense)
Interest income	25,616	—	25,616
Interest expense	(527,355)	370,738	(156,617)
Loss on derivatives, net	(15,861,007)	2,561,577	(13,299,430)
Other expense, net	(751,064)	—	(751,064)
Gain on acquisitions	461,111,924	—	461,111,924
Income tax expense	(183,431,522)	(1,245,238)	(184,676,760)
Net Income	$249,453,180	$1,487,386	$250,940,566
Income per Share
Basic	$11.58	$0.07	$11.65
Diluted	$8.29	$0.05	$8.34

Average Number of Common Shares Outstanding
Basic	21,537,677		21,537,677
Diluted	30,092,017		30,092,017

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

The following is a summary presentation of corrections made to the Company’s consolidated statement of cash flows as of April 30, 2010, previously filed on Form 10-K for the year ended April 30, 2010:

	April 30, 2010		April 30, 2010
	As Reported	Corrections	As Revised
Cash Flows from Operating Activities
Net income	$249,453,180	$1,487,386	$250,940,566
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation, depletion and amortization	2,709,308	715,306	3,424,614
Gain on acquisitions	(461,111,924)	—	(461,111,924)
Gain on sale of equipment	9,755	(9,755)	—
Write off of prepaid offering cost	666,476	—	666,476
Issuance of equity for services	1,735,908	—	1,735,908
Issuance of equity for compensation	1,662,220	(23,320)	1,638,900
Issuance of equity for financing cost	494,758	644,624	1,139,382
Deferred income taxes	184,468,100	208,660	184,676,760
Loss on derivative instruments, net	17,429,787	(4,130,357)	13,299,430
Changes in operating assets and liabilities, net of effects of business acquisitions
Receivables, net	(1,347,593)	(1,081,223)	(2,428,816)
Inventory	(434,519)	212,228	(222,291)
Prepaid expenses	(275,610)	(982,116)	(1,257,726)
Other assets	(1,030,613)	3,852,256	2,821,643
Accounts payable and accrued expenses	3,410,615	265,127	3,675,742
Asset retirement obligation	—	270,890	270,890
Net cash used by operating activities	(2,160,152)	1,429,706	(730,446)

Cash Flows from Investing Activities
Purchase of equipment and improvements	(409,735)	(414,444)	(824,179)
Proceeds from sale of properties and equipment	75,000	—	75,000
Capital expenditures for oil and gas properties	(5,600,843)	1,447,621	(4,153,222)
Purchase of Alaska business	(4,541,252)	—	(4,541,252)
Net cash used by financing activities	(10,476,830)	1,033,177	(9,443,653)

Cash Flows from Financing Activities
Payments on notes payable	(2,309,205)	(1,453,775)	(3,762,980)
Asset retirement liability	415,315	(415,315)	—
Deferred financing assets	(619,359)	—	(619,359)
Proceeds from borrowing	5,926,444	(350,000)	5,576,444
Proceeds from sale of stock, net	9,646,478	—	9,646,478
Cash acquired through acquisition	203,993	—	203,993
Exercise of equity rights	282,000	—	282,000
Restricted cash	1,795,591	—	1,795,591
Net cash provided by financing activities	15,341,257	(2,219,090)	13,122,167
Net increase in Cash and Cash Equivalents	2,704,275	243,793	2,948,068

Cash and Cash Equivalents at Beginning of Period	46,566	—	46,566
Cash and Cash Equivalents at End of Period	$2,750,841	$243,793	$2,994,634

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

On August 26, 2011, we entered into the First Amendment to Loan Agreement and Limited Waiver (the “Amendment”) with our Lenders under the Guggenheim Credit Facility. The Amendment revises certain timelines in the Loan Agreement with respect to repayment, imposes additional reporting requirements on us, provides for an increase of 2% in the applicable margin in certain circumstances, waives certain events of default, lengthens certain reporting deadlines, and revises the make-whole premium. The Amendment also makes delisting from the New York Stock Exchange an event of default. Upon satisfaction of certain conditions in the Amendment, including the delivery of these audited financial statements to the Lenders, no events of default shall exist under the Loan Agreement.

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

On August 12, 2011, a lawsuit was filed against us in the United States District Court for the Eastern District of Tennessee. The case, styled Ruben Husu, Individually and on behalf of all others similarly situated v. Miller Energy Resources, Inc. f/k/a Miller Petroleum, Inc., Scott M. Boruff, and Paul W. Boyd was filed on August 12, 2011. The Company has not yet been served with the suit, and cannot predict when or whether effective service may be made. The Plaintiff alleges two causes of action against the Defendants: (1) violation of Section 10(b) and Rule 10b-5 of the Exchange Act, (2) violation of Section 20(a) of the Exchange Act. The case seeks unspecified money damages against the Company and the other defendants, and payment of the Plaintiffs’ attorney’s fees. We have retained DLA Piper LLP to defend us in this action.

On August 18, 2011, a lawsuit was filed against us in the United States District Court for the Eastern District of Tennessee. The case is styled Yingtao Liu, Individually and on behalf of all others similarly situated v. Miller Energy Resources, Inc. f/k/a Miller Petroleum, Inc., Scott M. Boruff, Paul W. Boyd, Deloy Miller, David J. Voyticky, Herman Gettelfinger, Jonathan S. Gross, David M. Hall, Merrill A. McPeak, Charles Stivers, and Don A. Turkleson. The Company has not yet been served with the suit, and cannot predict when or whether effective service may be made. The Plaintiff alleges two causes of action against the Defendants: (1) violation of Section 10(b) and Rule 10b-5 of the Exchange Act, (2) violation of Section 20(a) of the Exchange Act. The case seeks unspecified money damages against the Company and the other defendants, and payment of the Plaintiffs’ attorney’s fees. We have engaged DLA Piper LLP to defend us in this action.

On August 16, 2011, a lawsuit was filed against us in the United States District Court for the Eastern District of Tennessee. The case, styled James D. DiCenso, Individually and on behalf of all others similarly situated v. Miller Energy Resources, Inc. f/k/a Miller Petroleum, Inc., Deloy Miller, Scott M. Boruff, and Paul W. Boyd and David J. Voyticky. The Company has not yet been served with the suit, and cannot predict when or whether effective service may be made. The Plaintiff alleges two causes of action against the Defendants: (1) violation of Section 10(b) and Rule 10b-5 of the Exchange Act, (2) violation of Section 20(a) of the Exchange Act. The case seeks unspecified money damages against the Company and the other defendants, and payment of the Plaintiffs’ attorney’s fees. We have retained DLA Piper LLP to defend us in this action.

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

On August 3, 2011, CNX Gas Company, LLC filed suit against us and other defendants in the United States District Court for the Eastern District of Tennessee. The suit, styled CNX Gas Company, LLC v. Miller Energy Resources, Inc., Chevron Appalachia, LLC as successor in interest to Atlas America, LLC, Cresta Capital Strategies, LLC and Scott Boruff , arises from the same allegations as the previous action filed in state court and voluntarily dismissed on July 28, 2011. The federal case seeks money damages from us for breach of contract; however, unlike the previous action, (1) the new suit does not include Wind City Oil & Gas as a defendant; (2) the new suit adds Cresta Capital and Scott Boruff as defendants; and (3) the suit seeks monetary damages, not specific performance of the letter of intent. The Plaintiff claims that the other defendants tortiously interfered with, or induced the breach of, the letter of intent between us and the Plaintiff. We are drafting a responsive pleading and intend to vigorously defend this suit.

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

The Company currently has an open SEC comment letter related to our oil and gas reserves, which among other things is inquiring about certain of our proved undeveloped reserves associated with our Redoubt field. The proved undeveloped reserves in question approximate 10% of our total proved reserves. The Company and its independent reserve engineers believe that these reserves meet the definition of proved undeveloped reserves, however, there can be no assurance that the SEC staff will agree with this classification. If the SEC were to disagree with the classification of these reserves, there would not be a material impact to our reported depletion expense as the Redoubt field was not producing during the 2011 fiscal year.

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

	Oil (Bbls)	Gas (Mcf)
Proved reserves
Balance, April 30, 2009	53,443	1,863,537
Discoveries and extensions	—	—
Revisions of previous estimates	65,341	(1,082,409)
Acquisitions	10,288,075	4,831,879
Production	(62,436)	(154,291)
Balance, April 30, 2010	10,344,423	5,458,716
Discoveries and extensions	—	1,309,700
Revisions of previous estimates	(64,201)	(15,244)
Sales of reserves in place	—	(3,341,510)
Production	(272,832)	(338,845)
Balance, April 30, 2011	10,007,390	3,072,817

Proved developed reserves at April 30, 2011	2,471,590	2,488,817
Proved developed reserves at April 30, 2010	2,665,713	1,736,737
Proved undeveloped reserves at April 30, 2011	7,535,800	584,000
Proved undeveloped reserves at April 30, 2010	7,678,710	3,721,979

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

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

Supplemental Quarterly Financial Information (Unaudited)

The following table sets forth selected unaudited quarterly results for the eight quarters ended April 30, 2011. The comparability of our results between quarters is impacted by (1) the $461,111,924 gain we recorded in the third quarter ended January 31, 2010 in connection with the December 2009 acquisition of our Alaska properties, (2) quarterly increases in production that have resulted from bringing online Alaskan wells acquired, and (3) the $6,910,348 gain on acquisition recorded in the fourth quarter ended April 30, 2011 (see Note14). The unaudited quarterly results presented in the following table have been restated.

	April 30, 2011	Jan. 31, 2011	Oct. 31, 2010	July 31, 2010
	(Restated)	(Restated)	(Restated)	(Restated)
Total revenues	$6,442,071	$6,385,622	$5,638,675	$4,375,501
Income (loss) from operations	(5,567,763)	(979,304)	(4,646,989)	(3,888,400)
Net income (loss)	1,442,436	(87,171)	(4,086,158)	(1,148,856)
Diluted earnings (loss) per share	0.05	—	(0.12)	(0.04)

	April 30, 2010	Jan. 31, 2010	Oct. 31, 2009	July 31, 2009
	(Restated)	(Restated)	(Restated)	(Restated)
Total revenues	$3,843,873	$1,162,107	$333,404	$527,620
Income (loss) from operations	(5,289,607)	(4,209,676)	(1,191,344)	(622,476)
Net income (loss)	(20,928,113)	271,952,490	(156,024)	72,213
Diluted earnings (loss) per share	(1.16)	9.51	(0.01)	—

Restatement of Unaudited Interim Consolidated Financial Statements

The Company restated its unaudited consolidated balance sheets as of July 31, 2010, October 31, 2010 and January 31, 2011 and our unaudited consolidated statements of operations for the quarterly and year to date periods then ended. In each of the first two quarters of fiscal 2011, we failed to properly record depletion, depreciation and amortization expense related to leasehold costs, wells and equipment, fixed assets and asset retirement obligations and did not properly record the state tax credits expected from our Alaska operations. In the fourth quarter of fiscal 2011, it was determined that we inappropriately recorded revenue on a gross basis for overriding royalty interests (rather than recording revenue on a net basis). The correction of this classification error resulted in a decrease to “oil and gas revenue” and “oil and gas operating” of $824,746, $1,036,987, and $1,429,499, respectively, for the quarters ended July 31, 2010, October 31, 2010, and January 31, 2011. We also determined that we failed to properly record sufficient compensation expense on equity awards, did not properly calculate the liability for our derivative instruments, and did not properly consolidate an entity we control. The consolidation of MEI resulted in a decrease to notes payable, an increase to stockholders’ equity, and minor adjustments to cash, other assets and accrued expenses.

The corrections recorded to restate the unaudited interim consolidated financial statements as of July 31, 2010 include errors related to fiscal year 2010 that were identified during the review of our 2011 fiscal third quarter.  Such errors were originally corrected in the Company’s restated unaudited consolidated financial statements for the first quarter ended July 31, 2010.  After identifying additional errors, we determined that the aggregate impact of such errors was material to the 2011 audited consolidated financial statements. Accordingly, the 2010 consolidated financial statements were revised to correct the errors originally corrected by adjusting the unaudited consolidated financial statements for the quarter ended July 31, 2010. These adjustments to the 2010 consolidated financial statements, which are considered immaterial to fiscal year 2010, resulted in a decrease to “general and administrative” of $1,107,000 and a decrease to “depreciation, depletion, and amortization” of $715,306 for the quarter ended July 31, 2010.

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

The following is a summary presentation of all corrections made to the Company’s unaudited consolidated balance sheet as of July 31, 2010, previously filed on Form 10-Q for the quarter ended July 31, 2010:

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

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

The following is a summary presentation of all corrections made to the Company’s unaudited consolidated statement of operations for the three month period ended July 31, 2010, previously filed on Form 10-Q for the quarter ended July 31, 2010:

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

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

The following is a summary presentation of all corrections made to the Company’s unaudited consolidated balance sheet as of October 31, 2010, previously filed on Form 10-Q for the quarter ended October 31, 2010:

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

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

The following is a summary presentation of all corrections made to the Company’s unaudited consolidated statement of operations for the three month period ended October 31, 2010, previously filed on Form 10-Q for the quarter ended October 31, 2010:

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

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

The following is a summary presentation of all corrections made to the Company’s unaudited consolidated balance sheet as of January 31, 2011, previously filed on Form 10-Q for the quarter ended January 31, 2011:

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

MILLER ENERGY RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED APRIL 30, 2011 AND 2010

The following is a summary presentation of all corrections made to the Company’s unaudited consolidated statement of operations for the three month period ended January 31, 2011, previously filed on Form 10-Q for the quarter ended January 31, 2011:

	For the Three Months Ended Jan. 31, 2011 As Reported	Corrections	For the Three Months Ended Jan. 31, 2011 As Restated
REVENUES
Oil and gas revenue	$7,039,457	$(1,429,499)	$5,609,958
Other revenue	775,664	—	775,664
Total	7,815,121	(1,429,499)	6,385,622

COSTS AND EXPENSES
Oil and gas operating	2,994,888	(1,163,822)	1,831,066
Cost of other revenue	691,504	(265,677)	425,827
General and administrative	1,204,116	549,135	1,753,251
Depreciation, depletion and amortization	3,357,654	(2,872)	3,354,782
Total	8,248,162	(883,236)	7,364,926

LOSS FROM OPERATIONS	(433,041)	(546,263)	(979,304)

OTHER INCOME (EXPENSE)
Interest income	9,253	—	9,253
Interest expense	(111,162)	—	(111,162)
Gain on derivatives, net	1,444,900	(508,971)	935,929
Total	1,342,991	(508,971)	834,020

LOSS BEFORE INCOME TAXES	909,950	(1,055,234)	(145,284)
INCOME TAX BENEFIT	—	58,113	58,113
NET INCOME (LOSS)	$909,950	$(997,121)	$(87,171)

INCOME (LOSS) PER SHARE
Basic	$0.02	$(0.02)	$(0.00)
Diluted	$0.02	$(0.02)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	37,774,861		37,774,861
Diluted	41,392,130		37,774,861