Form 10-Q
period 2011-07-31
MILLER ENERGY RESOURCES, INC.
filed 2011-09-09
CIK 785968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 001-34732

Miller Energy Resources, Inc.
(Name of registrant as specified in its charter)

Tennessee	62-1028629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Baker Highway, Huntsville, TN	37756
(Address of principal executive offices)	(Zip Code)

(423) 663-9457
(Registrant's telephone number, including area code)

not applicable
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

Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  40,911,751 shares of common stock are issued and outstanding as of September 6, 2011.

MILLER ENERGY RESOURCES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JULY 31, 2011

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS.

MILLER ENERGY RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	July 31, 2011	April 30, 2011

ASSETS
Current Assets
Cash and cash equivalents	$4,564,691	$1,558,933
Restricted cash	225,968	202,980
Accounts receivable
Related parties	83,473	27,822
Customers and other	1,596,578	1,619,720
State production credits receivable	3,620,336	3,620,336
Inventory	969,010	1,043,960
Prepaid expenses	473,941	231,724
Current portion of derivative asset	679,207	—
Total current assets	12,213,204	8,305,475

Oil and Gas Properties
Cost	504,057,088	496,308,182
Less accumulated depletion	(18,076,715)	(14,439,233)
Oil and gas properties, net	485,980,373	481,868,949

Equipment
Cost	23,262,003	10,292,514
Less accumulated depreciation and amortization	(2,352,988)	(2,003,053)
Equipment, net	20,909,015	8,289,461

Other Long-Term Assets
Land	526,500	526,500
Restricted cash, non-current	10,055,132	10,026,516
Deferred financing costs, net of accumulated amortization	2,330,155	63,907
Other assets	402,171	—
Total other long-term assets	13,313,958	10,616,923
Total Assets	$532,416,550	$509,080,808

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$9,760,027	$7,496,786
Accrued expenses	3,275,793	4,185,087
Current portion of derivative liability	—	2,305,118
Current portion of borrowings under credit facility	23,118,691	2,000,000
Total current liabilities	36,154,511	15,986,991

Long-term Liabilities
Deferred income taxes	178,078,910	178,326,065
Asset retirement obligation	17,562,400	17,293,718
Non-current portion of derivative liability	2,062,831	2,732,659
Total long-term liabilities	197,704,141	198,352,442
Total Liabilities	233,858,652	214,339,433
Commitments and Contingencies (Note 7, 12 and 14)
Equity
Common stock, par value $0.0001 per share (500,000,000 shares authorized, 40,749,251 and 39,880,251 shares issued as of July 31, 2011 and April 30, 2011, respectively)	4,075	3,988
Additional paid-in capital	53,011,871	49,012,755
Retained earnings	245,541,952	245,724,632
Total Stockholders' Equity	298,557,898	294,741,375
Total Liabilities and Equity	$532,416,550	$509,080,808

MILLER ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended July 31,
	2011	2010
		(as restated)
Revenues
Oil sales	$8,191,042	$3,819,610
Natural gas sales	128,321	146,823
Other revenue	536,411	409,068
Total revenues	8,855,774	4,375,501

Costs and Expenses
Oil and gas operating	3,796,252	1,724,913
Cost of other revenue	226,644	250,195
General and administrative	5,772,190	3,310,437
Exploration expense	31,528	—
Depreciation, depletion and amortization	3,830,263	2,978,356
Other operating expense (income), net	(892,460)	638,468
Total costs and expenses	12,764,417	8,902,369
Operating Loss	(3,908,643)	(4,526,868)

Other Income (Expense)
Interest expense, net	(308,106)	(214,785)
Gain on derivatives, net	3,755,656	2,904,857
Other income (expense), net	31,258	(77,880)
Total other income	3,478,808	2,612,192

Loss Before Income Taxes	(429,835)	(1,914,676)
Income tax benefit	247,155	765,820
Net Loss	$(182,680)	$(1,148,856)

Loss per Share
Basic	$(0.00)	$(0.04)
Diluted	$(0.00)	$(0.04)

Average Number of Common Shares Outstanding
Basic	40,339,610	32,835,722
Diluted	40,339,610	32,835,722

MILLER ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
	For the Three Months Ended July 31,
	2011	2010
		(as restated)
Cash Flows from Operating Activities
Net loss	$(182,680)	$(1,148,856)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	3,830,263	2,978,356
Issuance of equity for compensation	2,497,936	844,534
Issuance of equity for services	218,267	283,303
Deferred income taxes	(247,155)	(765,820)
Gain on derivative instruments, net	(3,755,656)	(2,904,857)
Changes in operating assets and liabilities:
Receivables	(32,509)	532,884
Inventory	74,950	(492,068)
Prepaid expenses	(242,217)	627,386
Other assets	(2,410)	159,712
Accounts payable and accrued expenses	644,938	1,266,356
Net cash provided by operating activities	2,803,727	1,380,930

Cash Flows from Investing Activities
Purchase of equipment and improvements	(12,789,993)	(171,028)
Capital expenditures for oil and gas properties	(7,004,030)	(3,869,738)
Investment in equity method investee	(399,934)	—
Net cash used by investing activities	(20,193,957)	(4,040,766)

Cash Flows from Financing Activities
Payments on notes payable	(2,000,000)	—
Deferred financing costs	(1,954,099)	—
Proceeds from borrowings	23,118,691	—
Proceeds from equity issuance	—	303,710
Exercise of equity rights	1,283,000	76,749
Restricted cash	(51,604)	1,079
Net cash provided by financing activities	20,395,988	381,538
Net Increase (Decrease) in Cash and Cash Equivalents	3,005,758	(2,278,298)

Cash and Cash Equivalents at Beginning of Period	1,558,933	2,994,634
Cash and Cash Equivalents at End of Period	$4,564,691	$716,336

Cash paid for interest	$142,215	$129,411

MILLER ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

(1)	Summary of Significant Accounting Policies

General

The accompanying unaudited interim consolidated financial statements of Miller Energy Resources, Inc. (the “Company” or “Miller”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K, as amended, for the year ended April 30, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements as reported in the 2011 annual report on Form 10-K, as amended, have been omitted.

Investments

On June 24, 2011, we acquired a 48% minority interest in each of two limited liability companies, Pellissippi Pointe, LLC and Pellissippi Pointe II, LLC for total cash consideration of $399,934.  We have also agreed to indemnify the sellers of the membership interests with respect to their guaranties of the construction loans held by the Pellissippi Pointe entities, but have not become direct guarantors of the loans ourselves.  The gross outstanding amount under the loans is $5,233,947.  The Pellissippi Pointe entities own two office buildings in West Knoxville, Tennessee.  We will be moving our corporate headquarters into the building as soon as the space is ready for our occupancy.  We have executed a five year lease for the space, and with the addition of us, the building will be fully occupied by tenants.  As the Company is in a position to exercise significant influence, but not control the financial and operating policy decisions of the investee, we account for these investments using the equity method.  These investments are included in our unaudited interim consolidated financial statements in “other assets.”

(2)       Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, accounts receivable and commodity derivative contracts. The Company places its cash investments, which at times may exceed federally insured amounts, in highly rated financial institutions.

Accounts receivable arise from sales of gas and oil, equipment and services. Credit is extended based on the evaluation of the customer's creditworthiness, and, generally, collateral is not required. Accounts receivable more than 45 days old are considered past due. The Company does not accrue late fees or interest income on past due accounts. Management uses the aging of accounts receivable to establish an allowance for doubtful accounts. Credit losses are written off to the allowance at the time they are deemed not to be collectible. Bad debt expense was $0 for the three months ended July 31, 2011 and 2010.

The Company periodically enters into oil derivative instruments that fluctuate with the price of a barrel of oil. The Company does not apply hedge accounting and recognizes all gains and losses on such instruments in earnings in the period in which they occur.

As of July 31, 2011 and April 30, 2011, we had $14,595,791 and $11,538,429, respectively, in restricted and unrestricted cash balances in excess of the $250,000 limit insured by the Federal Deposit Insurance Corporation.

MILLER ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

(3)       Major Customers

The Company depends upon local purchasers of hydrocarbons to purchase its products in the areas where its properties are located.  Tesoro Corporation currently purchases all oil from our Alaska production facilities and accounts for $8,044,395 or 91% and $3,967,620, or 91% of the Company’s total revenue for the three months ended July 31, 2011 and 2010, respectively.  Tesoro Corporation also accounts for  $1,076,051 or 64%, and $745,180, or 50% of accounts receivable as of July 31, 2011 and 2010, respectively.

The U.S. Department of Interior has contracted with us to perform clean up on certain wells in National Parks. The Department of Interior accounted for $182,592, which was 34% of other revenue for the three months ended July 31, 2011.

(4)	Related Party Transactions

The Company had an account receivable from a member of the Board of Directors, and his wife, at July 31, 2011 and April 30, 2011 in the amount of $16,637 and $17,822, respectively, for work performed on oil and gas wells. This board member and his wife own partial interests in the oil and gas wells the Company also owns.

In 2009, we formed both Miller Energy GP, LLC and Miller Energy Income 2009-A, LP (“MEI”). MEI was organized to provide the capital required to invest in various types of oil and gas ventures including the acquisition of oil and gas leases, royalty interests, overriding royalty interests, working interests, mineral interests, real estate, producing and non-producing wells, reserves, oil and gas related equipment including transportation lines and potential investments in entities that invest in such assets except for other investment partnerships sponsored by affiliates of MEI. The Company, through a subsidiary, owns 1% of MEI, however due to the shared management of the Company and MEI, we consolidate this entity.

On August 1, 2009, we entered into a marketing agreement with The Dimirak Companies, an affiliate of Dimirak Financial Corp. and Dimirak Securities Corporation, a broker-dealer and member of FINRA. Mr. Boruff, our CEO, is a director and 49% owner of Dimirak Securities Corporation. Under the terms of this agreement, we engaged The Dimirak Companies to serve as our exclusive marketing agent in a $20 million income fund and a $25.5 million drilling offering, which included the MEI offering. The term of the agreement will expire upon the termination of the offerings. We agreed to pay The Dimirak Companies a monthly consulting fee of $5,000, a marketing fee of 2% of the gross proceeds received in the offerings or within 24 months from the expiration of the term of the agreement, a wholesaling fee of 2% of the proceeds and a reimbursement of pre-approved expenses. The agreement contains customary indemnification, non-circumvention and confidentiality clauses.  During the three months ended July 31, 2011 and 2010, respectively, we paid The Dimirak Companies and their affiliates a total of $15,000 and $42,932, respectively, under the terms of this agreement.

On August 27, 2010, we entered into a consulting arrangement with Matrix Group, LLC, an entity through which one of our directors, David J. Voyticky, provides consulting services to us, including assisting us in locating strategic investments and business opportunities.  In the first quarter of fiscal 2012, and prior to his appointment as our President, we paid Matrix Group, LLC $70,000 for consulting services rendered under this arrangement, together with a $250,000 bonus for the successful closing of the Credit Facility (as described in Note 7).  We also reimbursed it $10,000 of related expenses.  Following his appointment as our President, we have terminated the consulting arrangement.

On July 13, 2011, Cook Inlet Energy, LLC (“CIE”) entered into a consulting agreement with Jexco LLC, an entity owned by Mr. Jonathan Gross, a member of our Board of Directors. Under the terms of this agreement, Jexco LLC provides advice to us in areas related to seismic processing services with contractors located in Houston. The agreement terminates on December 31, 2011 and can be extended upon the consent of the parties. As compensation for the services, we agreed to pay a flat fee of $15,000 for work performed in the Houston metropolitan area and a fee of $2,500 per day for work performed outside of the Houston metropolitan area. We agreed to reimburse Jexco LLC for out of pocket expenses incurred in rendering the services to us. As of July 31, 2011, Jexco LLC had not yet commenced work under this agreement.

MILLER ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)
(5)	Equipment

Equipment is summarized as follows:

	July 31, 2011	April 30, 2011
Machinery and equipment	$18,069,436	$5,454,923
Vehicles	1,633,042	1,618,322
Aircraft	459,698	453,000
Buildings	2,886,549	2,682,810
Office equipment	213,278	83,459
	23,262,003	10,292,514
Less accumulated depreciation	(2,352,988)	(2,003,053)
Total Equipment	$20,909,015	$8,289,461

(6)       Fair Value of Financial Instruments

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

The fair value of our financial instruments at July 31, 2011 and April 30, 2011 follows:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant derivatives	$—	$(2,732,659)	$—
Commodity derivatives	—	(2,305,118)	—
April 30, 2011	$—	$(5,037,777)	$—

Warrant derivatives	$—	$(2,062,831)	$—
Commodity derivatives	—	679,207	—
July 31, 2011	$—	$(1,383,624)	$—

MILLER ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

During the three months ended July 31, 2011, the Company participated in fixed price swap commodity derivatives for 300 barrels of oil per day from January 1, 2011 to December 31, 2011 and for 300 barrels of oil per day from May 1, 2011 to April 30, 2012. These instruments are used to manage the inherent uncertainty of future revenues due to oil price volatility. The hedges are priced at $92.13 and $108.25, respectively, per barrel of oil.  The Company has elected not to designate any of its derivative instruments for hedge accounting treatment. As a result, both realized and unrealized gains and losses are recognized in the statement of operations. The asset recorded for these instruments as of July 31, 2011 was $679,207 as the price for a barrel of oil was below the average hedging price of $100.19.

As of July 31, 2011 and April 30, 2011, the Company had 817,055 warrants with exercise price reset provisions, which are considered freestanding derivative instruments which are required to be recorded as liabilities as they are not afforded equity treatment.

The non-current portion of the derivative liability as of April 30, 2011 and July 31, 2011 of $2,732,659 and $2,062,831 relates to 817,055 warrants issued and outstanding in connection with an equity financing in March 2010. The warrants expire in March 2015 so the related fair value of this derivative has been recorded as a non-current liability. The Company utilized the Black-Scholes pricing model with the following weighted average assumptions as of April 30, 2011 and July 31, 2011: risk-free rate of 1.45% and 0.68%, an expected term of 3.91 years and 3.65 years, expected volatility of 77.0% and 88.7%  and a dividend rate of 0.0%.

During the three months ended July 31, 2011 and 2010, the Company recorded gains on derivatives, net, as follows:

	July 31, 2011	July 31, 2010 (as restated)
Warrant derivatives	$669,828	$2,904,857
Commodity derivatives	3,085,828	—
	$3,755,656	$2,904,857

For the three months ended July 31, 2011, the gain on derivatives, net of $3,755,656 consisted of $3,654,153 related to the change in fair value and $101,503 related to realized cash settlements.

At July 31, 2011, the estimated fair value of accounts receivable, prepaid expenses, accounts payables and accrued liabilities approximates their carrying value due to their short-term nature. The estimated fair value of the Company’s long-term debt at July 31, 2011 approximates the respective carrying value because the interest rate approximates the current market rate.

(7)       Debt Obligations

	July 31, 2011	April 30, 2011

$100 million secured line of credit	$23,118,691	$—

6% PlainsCapital Bank notes, due July 5, 2011	—	2,000,000

	23,118,691	2,000,000

Less: current maturities	(23,118,691)	(2,000,000)

Borrowings, less current portion	$—	$—

MILLER ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)
On December 27, 2010, we obtained a $5,000,000 line of credit from PlainsCapital Bank.  Our Chairman and CEO pledged personally owned Company stock to secure this 6% short-term bank note, due July 5, 2011.  As of April 30, 2011, the principal balance of the note was $2,000,000. The note was paid in full on June 16, 2011.

On June 13, 2011, the Company entered into a loan agreement (the “Loan Agreement”) with Guggenheim Corporate Funding, LLC (“Guggenheim”), as administrative agent, arranger and lender and Citibank, N.A. and Bristol Investment Fund as lenders.  The loan agreement provides for a credit facility of up to $100 million (the “Credit Facility”) with an initial borrowing base of $35 million. The Credit Facility is secured by substantially all the assets of the Company and its subsidiaries.

Amounts outstanding under the Credit Facility bear interest at a rate per annum equal to the higher of 9.5% or the prime rate plus 4.5%. In addition, the Company is required to pay an additional make-whole payment upon termination or payment in full of the Credit Facility, bringing the interest rate to 25% in the event the amounts are paid by June 30, 2012, 30% in the event repayment is made between July 1 and December 31, 2012, and 35% if payment is made on or after January 1, 2013.  The Company is recording interest expense, using the effective interest method, assuming an interest rate of 35%.

Although the Loan Agreement doesn’t mature until June 13, 2013, the Company is required to make monthly repayments based on 90% of its consolidated monthly net revenues (after deducting general and administrative expenses to the extent permitted by the Loan Agreement) beginning on October 10, 2011.  In addition, proceeds of certain asset sales and indebtedness and other proceeds received outside the ordinary course of business are required to be used to repay amounts outstanding under the Credit Facility.  As a result, the Company has classified amounts outstanding under the Loan Agreement as of July 31, 2011 as a current liability in the accompanying consolidated balance sheet.

Draws under the Credit Facility are subject to the discretion of Guggenheim and the other lenders.  The borrowing base is redetermined on a scheduled basis twice per year, and more often at the request of the Company or the required lenders.  The redetermination of the borrowing base is at the discretion of the lenders.  The Loan Agreement contains interest coverage, asset coverage and minimum gross production covenants, as well as other affirmative and negative covenants.  In connection with the Loan Agreement, the Company has granted Guggenheim a right of first refusal to provide financing for the acquisition, development, exploration or operation of any oil and gas related properties including wells during the term of the Credit Facility and one year thereafter.

Upon an event of default under the Loan Agreement, all amounts outstanding become immediately due and payable; the lenders may stop making advances under the Credit Facility and may terminate the agreement.  An “event of default” includes, among other things, our failure to pay any amounts when due, our failure to perform under or observe any term, covenant or provision of the Loan Agreement, the occurrence of a Material Adverse Change (as that term is defined in the Loan Agreement), the seizure of or levy upon our assets or properties, our insolvency or bankruptcy, judgments against us in excess of certain amounts, defaults under certain other agreements, the limitation or termination of the any of the guarantors, which includes the Company and all of its subsidiaries, under the Guarantee and Collateral Agreement, the death or incapacitation of either Mr. Scott Boruff or Mr. David Hall, or if either of them cease to be substantially involved in our operations or the breach or termination of the Shareholders Agreement described below.

On the closing date of the Loan Agreement, we paid Guggenheim, ratably for the benefit of the lenders a non-refundable facility fee of $700,000.  We also agreed to pay a non-refundable fee of 2% on increase in the borrowing base from the borrowing base limit then in effect.  At closing we paid Guggenheim a non-refundable fee of $30,000 and agreed to pay annual additional fees in this amount so long as the Loan Agreement remains in effect.  A finder’s fee of 3% of the initial borrowing base of $35 million to Bristol Capital, LLC, a consultant to us and an affiliate of Bristol Investment Fund, Ltd., was also due. To honor this obligation, we issued 100,000 shares of the Company’s restricted stock to Bristol Capital, LLC and agreed to a cash payment of $750,000,  the remaining $250,000 of which was paid subsequent to July 31, 2011.  Such amounts, which total $1,050,000, are included in deferred financing costs along with $1,454,099 of additional costs that have been incurred to complete the financing, and will be amortized into interest expense over the term of the Loan Agreement.

In connection with the Loan Agreement, the Company also entered into a certain Shareholders’ Agreement (the “Shareholders’ Agreement”), dated June 13, 2011, with Scott M. Boruff, Paul W. Boyd, David Hall, Deloy Miller and David Voyticky (the “Shareholders”). The Shareholders’ Agreement provides that the Shareholders may not transfer their shares of common stock of the Company while the loans under the Credit Facility are outstanding, subject to certain exceptions for Messrs. Deloy Miller and Paul W. Boyd. Specifically, Mr. Miller is permitted to transfer a number of shares of our common stock beneficially owned by him which does not exceed the lesser of (a) 2,500,000 shares of common stock, and (b) a number of shares necessary for him to receive net proceeds equal to $10 million, provided that simultaneous with such transfer the Company receives net proceeds from a new issuance of its securities equal to two times the net proceeds received by Mr. Miller and Mr. Miller transfers the shares at the same price and for the same consideration as received by the Company from such new issuance.  Mr. Boyd is permitted to exercise outstanding options to purchase 250,000 shares of the Company’s common stock which expire in September 2011 and to transfer the shares of common stock obtained upon such exercise.  There are no permitted exceptions for the transfer of shares by Messrs. Boruff, Hall or Voyticky.

On August 26, 2011, we entered into the First Amendment to Loan Agreement and Limited Waiver (the “Amendment”) with our lenders under our Credit Facility.  The Amendment revises certain timelines in the Loan Agreement with respect to repayment, provides for an increase of 2% in the applicable margin in certain circumstances, waives certain events of default, lengthens certain reporting deadlines, and revises the make-whole premium. See Note 17 for additional discussion regarding the Amendment.

The Company expects to use the proceeds of the loans made under the Credit Facility to increase oil production both onshore and offshore in Alaska through the drilling of new wells and the reworking of previously producing oil wells and for the purchase of a new drilling rig.  The first three draws, totaling $23,118,691, have been used to make progress payments under the rig contract, to pay off our line of credit with PlainsCapital Bank, and to pay fees associated with the transaction, such as attorney’s fees.

MILLER ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)
(8)       Asset Retirement Obligation

The following table summarizes the Company’s asset retirement obligations transactions during the three months ended July 31, 2011:

Asset retirement obligation, beginning of period	$17,293,718
Accretion expense	268,682

Asset retirement obligation, end of period	$17,562,400

(9)       Equity

During the three months ended July 31, 2011, we issued 869,000 shares from the exercise of equity rights.

During the three months ended July 31, 2010, we issued 1,164,489 shares, which included four warrant holders who exercised warrants for 177,600 shares in a cashless exercise that netted them 142,286 shares, three warrant holders who exercised warrants for 76,750 shares with an exercise price of $1.00, and nine note holders who converted $520,000 of their 6% secured convertible notes at a conversion rate of $0.55 and were issued 945,453 shares.

(10)    Share-Based Compensation

The Company’s Equity Compensation Plan (the “Plan”) enables the Company to offer its employees, officers, directors and consultants an opportunity to acquire a proprietary interest in the Company, and to enable the Company to attract, retain, motivate and reward such persons in order to promote the success of the Company.  The 2010 and 2011 Plans, respectively, authorized 3,000,000 and 8,250,000 shares of common stock.  The Plan allows for the issuance of incentive stock options and nonqualified stock options.  Stock options may not be granted with an exercise price less than the fair market value on the grant date.  For stockholders that own more than 10% of the Company’s common stock, incentive stock options granted must have an exercise price that is at least 10% higher than the fair market value on the grant date.  Stock options granted under the Plan have a term of 10 years except for incentive  stock options granted to stockholders that own more than 10% of the Company’s common stock.  Such options have a term of 5 years.  Vesting provisions are determined by the Compensation Committee of the Board of Directors (“Compensation Committee”).  All awards issued under the Plan must be approved by the Compensation Committee.  At July 31, 2011, there were 1,695,000 additional shares available for the Company to grant under the 2011 Plan.

The Company recorded $2,497,936 and $844,534 of employee non-cash compensation expense related to stock options for the three months ended July 31, 2011 and 2010, respectively. Employee share-based non-cash compensation expense is included in our consolidated statement of operations in “general and administrative” which is the same financial statement caption where we recognize cash compensation paid to these employees. The impact on our basic earnings (loss) per share that resulted from employee share-based non-cash compensation is $(0.06) and $(0.03) for the three months ended July 31, 2011 and 2010, respectively.  The grant date fair value of employee stock options and warrants granted during the three months ended July 31, 2011 and 2010 was $12,941,631 and $992,732, respectively.  The weighted average grant date fair value of employee stock options and warrants granted during the three months ended July 31, 2011 and 2010 was $3.52 and $3.05, respectively.  We estimated the grant date fair value of employee stock options and warrants using the Black-Scholes pricing model with the following weighted average assumptions for the three months period ended July 31, 2011 and 2010:

	July 31, 2011	July 31,
		2010 (as restated)

Risk-free interest rate	1.4%	2.1%
Term (in years)	4.6	6.0
Volatility	83.3%	64.3%
Dividend yield	0%	0%

MILLER ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

During the three months ended July 31, 2011, the Company also recorded $218,267 of non-employee non-cash equity related expense for services related to  warrants.  These expenses are included in our consolidated statement of operations in “general and administrative”  and are recognized over the requisite service period.  The grant date fair value of the 300,000 non-employee warrants granted was estimated to be $1,122,512 based on the Black-Scholes pricing model with the following weighted average assumptions:

Risk-free interest rate	1.8%
Term (in years)	5.0
Volatility	86.1%
Dividend yield	0%

There were no non-employee warrants granted during the three months ended July 31, 2010.

A summary of the stock options and warrants as of July 31, 2011 and 2010 and changes during the periods is presented below:

	Three Months Ended July 31, 2011		Three Months Ended July 31, 2010 (as restated)
	Number of Options and Warrants	Weighted Average Exercise Price	Number of Options and Warrants	Weighted Average Exercise Price
Balance at beginning of year	11,079,955	$3.98	12,306,305	$1.50
Granted	3,975,000	5.55	325,000	5.13
Exercised	(869,000)	1.48	(219,036)	1.29
Expired	—	—	—	—
Cancelled	—	—	(135,314)	1.00
Balance at end of period	14,185,955	4.57	12,276,955	2.49

Options exercisable at July 31	5,685,957	$2.93	6,739,455	$1.53

The following table summarizes stock options and warrants outstanding and exercisable as of July 31, 2011:

Options and Warrants Outstanding				Options and Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 to $0.40	850,000	3.3	$0.22	725,000	$0.20
$1.00 to $1.82	1,443,900	3.1	1.04	1,443,900	1.04
$2.00 to $2.52	1,350,000	3.1	2.17	1,350,000	2.17
$4.98 to $5.53	4,117,055	5.7	5.32	1,317,054	5.33
$5.94 to $6.94	6,425,000	7.5	5.97	850,003	5.97
	14,185,955	5.9	4.57	5,685,957	$2.93

MILLER ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The aggregate intrinsic value of stock options and warrants exercised during the three months ended July 31, 2011 and 2010 was $11,162,299 and $4,132,221, respectively.  The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that had an exercise price below the quoted price on the exercise date.  During the three months ended July 31, 2011 and 2010, we received cash of $1,283,000 and $76,749 for options and warrants exercised.  As of July 31, 2011, we have unrecognized non-cash share-based compensation expense of $24,273,986 with a weighted average term of 2.8 years, over which the expense will be recognized.

(11)    Income Tax

 The Company has a significant deferred income tax liability recorded related to the excess of the book carrying value of oil and gas properties over their collective income tax bases.  This difference will reverse (through lower tax depletion deductions) over the remaining recoverable life of the properties, resulting in future taxable income in excess of income for financial reporting purposes.  As an independent producer of domestic oil and gas, the Company takes advantage of certain provisions in the Internal Revenue Code allowing for expensing of certain intangible drilling and development costs that are capitalized for book purposes. This temporary difference also reverses over the remaining life of the properties. As a result of these elections, the Company presently has a net operating loss carryover that management expects to be fully utilized against future taxable income.

(12)    Commitments and Contingencies

In August 2008 we engaged a broker-dealer and member of FINRA to assist us in raising capital by means of a private placement of securities. As initial compensation for their services, we paid a $25,000 retainer and issued 250,000 shares of our common stock, valued at $115,000 and agreed to pay a monthly consulting fee of $5,000. In the event that we successfully complete a private offering we would be obligated to pay the firm certain cash compensation and issue them up to an additional 150,000 shares of our common stock in amounts to be determined based upon the gross proceeds received by us from the financing.

As of July 31, 2011, we have $475,000 in exploration work commitments arising out of two leases over 534,383 acres located in the Susitna River Basin in Alaska. These commitments require the Company to invest in exploration efforts on those leases.

On November 5, 2009, CIE entered into an Assignment Oversight Agreement with the Alaska Department of Natural Resources (“DNR”) which set our certain terms under which the Alaska DNR would approve the assignment of certain specified state oil and gas leases from Pacific Energy Resources to CIE. This agreement remains in place following our acquisition of CIE in December 2009. Generally, the agreement requires CIE to provide the Alaska DNR with additional information and oversight authority to ensure that CIE is acting diligently to develop the oil and gas from Redoubt Shoal, West McArthur River Field and West Foreland Field. Under the terms of the agreement, until the Alaska DNR determines, in its sole discretion, that CIE has completed its development and operation obligations under the assigned leases, CIE agreed to the following:

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

MILLER ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The agreement required CIE to obtain financing in the minimum amount of $5,150,000 to provide funds to be used for expenditures approved by the Alaska DNR as part of CIE’s plan of development. The funds are to be used for workover and repair of the wells, repair of the physical infrastructure, and construction of a grind and inject plant at the West McArthur River facility, normal operating expenses associated with the leases and infrastructure and other capital project which are to be pre-approved by the Alaska DNR. The agreement also required CIE to demonstrate funding commitments to support restoration of the base production at the Redoubt Unit, including bringing a number of the shut-in wells back on line, which was estimated at $31 million in the agreement but which we have internally increased to $35 million to accommodate the purchase of a drilling right. We have subsequently provided these funds for the West McArthur River facility using a portion of the proceeds of our capital raising efforts described elsewhere herein, and intend to seek alternative sources of funding for the balance of the necessary capital.

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

The Company qualifies for several credits under Alaska statute 43.55.023:

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

As of April 30, 2011 and July 31, 2011, the Company has reduced the basis of capitalized assets by $3,658,354 for expenditure and exploration credits. Such reductions are recorded on our consolidated balance sheet in “oil and gas properties.” As of April 30, 2011and July 31, 2011, the Company had an outstanding receivable balance from Alaska in the amount of $3,620,336 for a credit application submitted on April 19, 2011.

(14)     Litigation

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

MILLER ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

On May 11, 2011, the Court of Appeals of Tennessee at Knoxville returned its opinion in the case styled CNX Gas Company, LLC v. Miller Petroleum, Inc., et al.  As previously reported, CNX Gas Company, LLC (“CNX”) commenced litigation on June 11, 2008 in the Chancery Court of Campbell County, State of Tennessee to enjoin us from assigning or conveying certain leases described in the Letter of Intent signed by CNX and our company on May 30, 2008, to compel us to specifically perform the assignments as described in the Letter of Intent, and for damages. After the trial court granted the motion for summary judgment of the company and other party defendants and dismissed the case, finding that there were no genuine issues of material fact and we were entitled to judgment as a matter of law, CNX appealed.  All parties filed briefs and the Court of Appeals heard oral arguments on May 18, 2010.  In its May 11, 2011 opinion, the Court of Appeals reversed the trial court’s grant of summary judgment in favor of our company and the other party defendants, and remanded the case back to the trial court for further proceedings.  On July 28, 2011, the case was dismissed without prejudice on the motion of CNX.  Subsequent to the balance sheet date, CNX filed another law suit against the Company (see Note 17).

On May 17, 2011, we were served with a lawsuit filed in the United States District Court for the Eastern District of Tennessee at Knoxville by Troy D. Stafford, the former Chief Financial Officer of our wholly owned subsidiary, Cook Inlet Energy, LLC.  The suit, styled Troy D. Stafford v. Miller Petroleum, Inc., Civil Action No. 3-11CV-206, claims that we terminated Mr. Stafford’s employment without cause in contravention of the terms of the Purchase and Sale Agreement between us and the sellers of CIE (“PSA”), failed or refused to pay his salary, severance, percentage of purchase price, expenses or stock warrant and violated a duty of good faith and fair dealing. The suit seeks damages in excess of $3,000,000, which includes $2,686,700 of damages for loss of vested warrants. We believe the all of the asserted claims are baseless, particularly in view of the fact that we issued the warrants in accordance with the terms of the PSA.  We believe that we had appropriate cause to fire Mr. Stafford after discovering that he had breached certain representations and warranties in the PSA, and had acted in violation of our Code of Conduct. We intend to vigorously defend this action.

On June 15, 2011, a breach of contract lawsuit was filed against us and CIE in the United States District Court for the Eastern District of Pennsylvania styled VAI, Inc. v. Miller Energy Resources, Inc., f/k/a Miller Petroleum, Inc. and Cook Inlet Energy, LLC. The Plaintiff alleges three causes of action: (1) breach of contract, (2) unfair enrichment, and (3) breach of the implied covenant of good faith and fair dealing. The case seeks damages in warrants to purchase our common stock and monetary damages for certain fees and expenses. The Sale Agreement with David Hall, Walter “JR” Wilcox, and Troy Stafford dated December 10, 2009 contains indemnification provisions relevant to this claim. We have filed a Motion to Dismiss for lack of personal jurisdiction.

Subsequent to our first quarter fiscal 2012, we were named as defendants in several class action lawsuits (see Note 17).

We are also party to various routine legal proceedings arising in the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

(15)    Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation process used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This update is effective for annual and interim periods beginning on or after December 15, 2011. We are currently evaluating the effect of ASU 2011-04 on our financial statements and related disclosures.

MILLER ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

(16)     Restatement

During our fiscal 2011 third quarter ended January 31, 2011, we identified misstatements related to our interim unaudited consolidated balance sheet as of July 31, 2010, and our unaudited consolidated statements of operations and cash flows for the three month period then ended. As a result, we restated our interim unaudited consolidated financial statements for the three months ended July 31, 2010 in our fiscal 2011 third quarter Form 10-Q filed with the SEC on March 22, 2011.  During our fiscal 2011 fourth quarter ended April 30, 2011, we identified additional misstatements that related to our interim unaudited consolidated balance sheet as of July 31, 2010, and our interim unaudited consolidated statements of operations and cash flows for the three month period then ended.  As a result, we reported a second restatement of our interim unaudited consolidated financial statements for the three months ended July 31, 2010 in our fiscal 2011 Form 10-K filed with the SEC on August 29, 2011.  A summary of the corrected misstatements is as follows:

•
We understated depreciation, depletion and amortization by $757,821 due to our failure to properly record depletion, depreciation and amortization expense related to leasehold costs, wells and equipment, fixed assets, asset retirement obligations and a failure to appropriately record state production credits related to our Alaska operations.

•
We overstated oil and gas revenue and oil and gas operating  expense by $824,746 due to our failure to appropriately account for overriding royalty interests.  We incorrectly accounted for overriding royalty interests on a gross basis rather than on a net basis.

•
We overstated oil and gas operating and understated cost of other revenue by $245,552 due to the erroneous classification of certain expense accounts as oil and gas operating that should have been recorded in cost of other revenue.

•	We understated general and administrative expense by $458,978 due to our failure to appropriately calculate share based compensation expense for stock options and warrants.

•	We overstated loss on derivatives, net by $1,100 due to our failure to appropriately calculate the July 31, 2010 mark-to-market adjustment for each of our warrant derivatives.

•	We failed to record a loss on exchange of $638,468 related to an unproved leasehold that was disposed of during the quarter ended July 31, 2010.

•
We did not consolidate MEI, an entity that we control, the correction of which resulted in a decrease to notes payable, an increase to stockholders’ equity, and minor adjustments to cash, other assets and accrued expenses.

•	We did not appropriately record the income tax benefit, which after consideration of the restatement adjustments described herein, resulted in an increase in the tax benefit of $835,611.

•
Such misstatements resulted in adjustments to certain line items included in the calculation of net cash provided by operating activities in our interim unaudited consolidated statement of cash flows, but did not result in an adjustment to our previously reported net cash provided by operating activities, net cash used by investing activities, or net cash provided by financing activities.

MILLER ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)
The following is a summary presentation of corrections made to the Company’s interim unaudited consolidated balance sheet as of  July 31, 2010, as previously reported in the restatement footnote that was included in the Company’s Form 10-Q for the fiscal 2011 third quarter, filed with the SEC on March 22, 2011:

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

MILLER ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following is a summary presentation of corrections made to the Company’s interim unaudited consolidated statement of operations for the quarter ended July 31, 2010, as previously reported in the restatement footnote that was included in the Form 10-Q for the fiscal 2011 third quarter, filed with the SEC on March 22, 2011:

	For the Three Months Ended July 31, 2010 As Reported	Corrections	For the Three Months Ended July 31, 2010 As Restated
REVENUES
Oil and gas revenue	$4,791,179	$(824,746)	$3,966,433
Other revenue	409,068	—	409,068
Total	5,200,247	(824,746)	4,375,501

COSTS AND EXPENSES
Oil and gas operating	2,304,107	(579,194)	1,724,913
Cost of other revenue	495,747	(245,552)	250,195
General and administrative	3,769,415	(458,978)	3,310,437
Depreciation, depletion and amortization	3,736,177	(757,821)	2,978,356
Other operating expense	—	638,468	638,468
Total	10,305,446	(1,403,077)	8,902,369

LOSS FROM OPERATIONS	(5,105,199)	578,331	$(4,526,868)

OTHER INCOME(EXPENSE)
Interest income	4,553	—	4,553
Interest expense	(219,338)	—	(219,338)
Gain (loss) on derivatives, net	2,905,957	(1,100)	2,904,857
Other expense, net	(77,880)	—	(77,880)
Total	2,613,292	(1,100)	2,612,192

INCOME (LOSS) BEFORE INCOME TAXES	(2,491,907)	577,231	(1,914,676)
INCOME TAX BENEFIT (EXPENSE)	(69,791)	835,611	765,820
NET LOSS	$(2,561,698)	$1,412,842	$(1,148,856)
LOSS PER SHARE
Basic	$(0.08)	$(0.04)	$(0.04)
Diluted	$(0.08)	$(0.04)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	32,835,722		32,835,722
Diluted	32,835,722		32,835,722

MILLER ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following is a summary presentation of corrections made to the Company’s unaudited consolidated statement of cash flows for the quarter ended July 31, 2010, as previously reported in the Company’s Form 10-Q for the fiscal 2011 first quarter, filed with the SEC on September 13, 2010 (the interim unaudited consolidated statement of cash flows was not presented in the restatement footnote that was included in the fiscal 2011 third quarter Form 10-Q filed with the SEC on March 22, 2011, due to the fact that the restatement adjustments have no impact on net cash provided by operating activities, net cash used by investing activities, or net cash provided by financing activities):

	For the Three Months Ended July 31, 2010 As Reported	Corrections	For the Three Months Ended July 31, 2010 As Restated
Cash Flows from Operating Activities
Net income (loss)	$682,907	$(1,831,763)	$(1,148,856)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,990,672	987,684	2,978,356
Issuance of equity for services	—	283,303	283,303
Issuance of equity for compensation	515,891	328,643	844,534
Deferred income taxes	—	(765,820)	(765,820)
Loss on derivative instruments	(2,905,957)	1,100	(2,904,857)
Changes in operating assets and liabilities, net of effects of business acquisitions
Receivables, net	2,670	530,214	532,884
Inventory	(246,039)	(246,029)	(492,068)
Prepaid expenses	98,054	529,332	627,386
Other assets	(275,076)	434,788	159,712
Accounts payable and accrued expenses	1,517,808	(251,452)	1,266,356
Net cash provided by operating activities	1,380,930	—	1,380,930

Cash Flows from Investing Activities
Purchase of equipment and improvements	(171,028)	—	(171,028)
Capital expenditures for oil and gas properties	(3,869,738)	—	(3,869,738)
Net cash used by investing activities	(4,040,766)	—	(4,040,766)

Cash Flows from Financing Activities
Deferred financing costs	(46,290)	46,290	—
Proceeds from borrowing	350,000	(350,000)	—
Proceeds from equity issuance	—	303,710	303,710
Exercise of equity rights	76,749	—	76,749
Restricted cash	1,079	—	1,079
Net cash provided by financing activities	381,538	—	381,538
Decrease in Cash in Cash and Cash Equivalents	(2,278,298)	—	(2,278,298)

Cash and Cash Equivalents at Beginning of Period	2,750,841	—	2,994,634
Cash and Cash Equivalents at End of Period	$472,543	$—	$716,336

Cash paid for interest	$221,541	$—	$129,411

MILLER ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)
(17)     Subsequent Events

On August 26, 2011, we entered into the Amendment with our lenders under the Credit Facility.  The Amendment revises certain timelines in the Loan Agreement with respect to repayment, imposes additional reporting requirements on us, provides for an increase of 2% in the applicable margin in certain circumstances, waives certain events of default, lengthens certain reporting deadlines, and revises the make-whole premium.  The Amendment also makes delisting from the New York Stock Exchange an event of default.

Beginning October 10, 2011, we are required to use 90% of our Consolidated Net Revenues (as defined in the Loan Agreement) to pay certain fees and expenses, interest, and finally, the outstanding principal under the Loan.  Consolidated Net Revenues do not include certain operating costs, such as royalty interests and lease operating costs, and up to $750,000 will be allocated to our general and administrative expenses.  Should a default exist, this amount would be 100% of our Consolidated Net Revenues.  Should we fail to satisfy certain requirements related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 by April 30, 2012, our interest rate will increase by 2%.

The deadlines for delivery of our next two quarterly financial statements has been extended to 60 days, and the deadline for delivery of our audited financial statements at our fiscal year end has been extended to 90 days.  The make-whole premium has been revised so as not to include the waiver fee of $115,593 payable in connection with the Amendment or any payments of increased interest due to a default.

We were required under the terms of the Loan Agreement to deliver audited financial statements for our fiscal year ended April 30, 2011 to the lenders within 75 days of the end of our fiscal year, together with certain additional compliance certificates and reports.  We did not deliver the required documents within that the timeframes required under the Loan Agreement.  Subsequent thereto, upon our satisfaction of certain conditions in the Amendment, including the delivery of our audited financial statements together with certain additional compliance certificates and reports to the lenders, these limited events of default under the Loan Agreement were waived and no event of default exists under the Loan Agreement.

On August 4, 2011, a breach of contract case was filed against us in the United States District Court for the Eastern District of Tennessee.  The case, styled CNX Gas Company, LLC v. Miller Energy Resources, Inc., Chevron Appalachia, LLC as successor in interest to Atlas America, LLC Cresta Capital Strategies, LLC and Scott Boruff, arises from the same allegations as the previous action filed in state court and voluntarily dismissed on July 28, 2011.  The federal case seeks money damages from us for breach of contract; however, unlike the previous action, it does not seek specific performance of the assignments at issue.  The Plaintiff claims that the other defendants tortuously interfered with, or induced the breach of, the letter of intent between us and the Plaintiff.  We are drafting a responsive pleading and intend to vigorously defend this suit.

On August 12, 2011, a lawsuit was filed against us in the United States District Court for the Eastern District of Tennessee.  The case, styled Ruben Husu, Individually and on behalf of all others similarly situated v. Miller Energy Resources, Inc. f/k/a Miller Petroleum, Inc., Scott M. Boruff, and Paul W. Boyd was filed on August 12, 2011.   The Company has not yet been served with the suit, and cannot predict when or whether effective service may be made.  The Plaintiff alleges two causes of action against the Defendants: (1) violation of Section 10(b) and Rule 10b-5 of the Exchange Act, (2) violation of Section 20(a) of the Exchange Act.  The case seeks money damages against the Company and the other defendants, and payment of the Plaintiffs’ attorney’s fees.  We have retained DLA Piper LLP to defend us in this action.

On August 16, 2011, a lawsuit was filed against us in the United States District Court for the Eastern District of Tennessee.  The case, styled James D. DiCenso, Individually and on behalf of all others similarly situated v. Miller Energy Resources, Inc. f/k/a Miller Petroleum, Inc., Deloy Miller, Scott M. Boruff, and Paul W. Boyd and David J. Voyticky.  The Company has not yet been served with the suit, and cannot predict when or whether effective service may be made.  The Plaintiff alleges two causes of action against the Defendants: (1) violation of Section 10(b) and Rule 10b-5 of the Exchange Act, (2) violation of Section 20(a) of the Exchange Act.  The case seeks money damages against the Company and the other defendants, and payment of the Plaintiffs’ attorney’s fees.  We have retained DLA Piper LLP to defend us in this action.

On August 18, 2011, a lawsuit was filed against us in the United States District Court for the Eastern District of Tennessee. The case is styled Yingtao Liu, Individually and on behalf of all others similarly situated v. Miller Energy Resources, Inc. f/k/a Miller Petroleum, Inc., Scott M. Boruff, Paul W. Boyd, Deloy Miller, David J. Voyticky, Herman Gettelfinger, Jonathan S. Gross, David M. Hall, Merrill A. McPeak, Charles Stivers, and Don A. Turkleson . The Company has not yet been served with the suit, and cannot predict when or whether effective service may be made. The Plaintiff alleges two causes of action against the Defendants: (1) violation of Section 10(b) and Rule 10b-5 of the Exchange Act, (2) violation of Section 20(a) of the Exchange Act. The case seeks unspecified money damages against the Company and the other defendants, and payment of the Plaintiffs’ attorney’s fees. We have engaged DLA Piper LLP to defend us in this action.

MILLER ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)
On August 16, 2011, a lawsuit was filed in the United States District Court for the Eastern District of Tennessee.  The case is styled Steven Arlow, Individually and on behalf of all others similarly situated v. Miller Energy Resources, Inc. f/k/a Miller Petroleum, Inc., Scott M. Boruff, and Paul W. Boyd.  The Company has not yet been served with the suit, and cannot predict when or whether effective service may be made.  The Plaintiff alleges two causes of action against the Defendants: (1) violation of Section 10(b) and Rule 10b-5 of the Exchange Act, (2) violation of Section 20(a) of the Exchange Act.  The cases seek unspecified money damages against the Company and the other defendants, and payment of the Plaintiffs’ attorney’s fees.  We have retained DLA Piper to defend us in this action.

On August 19, 2011, a lawsuit was filed in the United States District Court for the Eastern District of Tennessee.  The case is styled Brandon W. Ward, Individually and on behalf of all others similarly situated v. Miller Energy Resources, Inc. f/k/a Miller Petroleum, Inc., Scott M. Boruff, and Paul W. Boyd. The Company has not yet been served with the suit, and cannot predict when or whether effective service may be made.  The Plaintiff alleges two causes of action against the Defendants: (1) violation of Section 10(b) and Rule 10b-5 of the Exchange Act, (2) violation of Section 20(a) of the Exchange Act.  The cases seek unspecified money damages against the Company and the other defendants, and payment of the Plaintiffs’ attorney’s fees.  We have retained DLA Piper to defend us in this action.

On August 23, 2011, a derivative action was filed against us in Knox County Chancery Court.  The case is styled Marco Valdez, derivatively on behalf Miller Energy Resources, Inc. v. Deloy Miller, Scott M. Boruff, Jonathan S. Gross, Herman Gettelfinger, David Hall, Merrill A. McPeak, Charles M. Stivers, Don A., Turkleson, and David J. Voyticky, and Miller Energy Resources, Inc., nominal defendant.  The suit alleges the following causes of action: (1) Breach of Fiduciary Duty for disseminating false and misleading information; (2) Breach of Fiduciary Duty for failure to maintain internal controls; (3) Breach of Fiduciary Duty for failing to properly oversee and manage the company; (4) Unjust Enrichment; (5) Abuse of Control; Gross Mismanagement, and; (6) Waste of Corporate Assets.  The Plaintiff seeks unspecified money damages from the individual defendants, that the Company take certain actions with respect to its management, restitution to the Company, and the Plaintiff’s attorney fees and costs.  The Company has not yet been served with the suit, and cannot predict when or whether effective service may be made.  The Company intends to vigorously defend the suit.

On August 25, 2011, a derivative action, styled Jacquelyn Flynn, derivatively on behalf Miller Energy Resources, Inc. v. Scott M. Boruff, Paul W. Boyd, Deloy Miller, Jonathan S. Gross, Herman Gettelfinger, David Hall, Merrill A. McPeak, Charles M. Stivers, Don A., Turkleson, and David J. Voyticky, and Miller Energy Resources, Inc., nominal defendant, was filed in the District Court for the Eastern District of Tennessee.  It contains substantially similar claims as Valdez.  The suit alleges the following causes of action: (1) Breach of Fiduciary Duty for disseminating false and misleading information; (2) Breach of Fiduciary Duty for failure to maintain internal controls; (3) Breach of Fiduciary Duty for failing to properly oversee and manage the company; (4) Unjust Enrichment; (5) Abuse of Control; Gross Mismanagement, and; (6) Waste of Corporate Assets.  The Plaintiff seeks unspecified money damages from the individual defendants, that the Company take certain actions with respect to its management, restitution to the Company, and the Plaintiff’s attorney fees and costs.  The Company has not yet been served with the suits, and cannot predict when or whether effective service may be made.  The Company intends to vigorously defend the suit.

On August 31, 2011, a derivative action, styled Patrick P. Lukas, derivatively on behalf Miller Energy Resources, Inc. v. Merrill A. McPeak, Scott M. Boruff, Deloy Miller, Jonathan S. Gross, Herman Gettelfinger, David Hall, Charles M. Stivers, Don A., Turkleson, and David J. Voyticky, and Miller Energy Resources, Inc., nominal defendant, was filed in the District Court for the Eastern District of Tennessee.  It contains substantially similar claims as the other two purported derivative actions.  The suit alleges the following causes of action: (1) Breach of Fiduciary Duty for disseminating materially false and misleading information; (2) Breach of Fiduciary Duty for failing to properly oversee and manage the company; (3) Unjust Enrichment; (4) Abuse of Control; (5) Gross Mismanagement and Waste of Corporate Assets.  The Plaintiff seeks unspecified money damages from the individual defendants, that the Company take certain actions with respect to its management, restitution to the Company, and the Plaintiff’s attorney fees and costs.  The Company has not yet been served with the suit, and cannot predict when or whether effective service may be made.  The Company intends to vigorously defend the suit.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management’s discussion and analysis of certain significant factors that have affected aspects of our financial position and results of operations during the periods included in the accompanying unaudited financial statements. You should read this in conjunction with the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements for the year ended April 30, 2011 included in our amended Annual Report on Form 10-K and the unaudited financial statements included elsewhere herein.

Forward-Looking Statements

Certain statements in this report, including statements of the future plans, objectives, budgets, legal strategies and proceedings, projected costs and savings, and expected performance are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are dependent upon certain events, risks and uncertainties that may be outside our control, and which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to:

•	planned capital expenditures;

•	future drilling activity;

•	our financial condition;

•	business strategy;

•	the market prices of oil and gas;

•	uncertainties about the estimated quantities of oil and gas reserves, including uncertainties associated with the SEC’s new rules governing reserve reporting;

•	the availability of drilling rigs and equipment or fracturing and pressure pumping crews;

•	economic and competitive conditions;

•	legislative and regulatory changes;

•	financial market conditions and availability of capital;

•	production;

•	hedging arrangements;

•	future cash flows and borrowings;

•	litigation matters;

•	more stringent environmental laws and increased difficulty in obtaining environmental permits;

•	pursuit of potential future acquisition opportunities; and

•	sources of funding for exploration and development.

There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and the timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserve and production estimates. The drilling of exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns. Lease and rig availability, complex geology and other factors can affect these risks. Although from time to time we make use of futures contracts, swaps, costless collars and fixed-price physical contracts to mitigate risk, fluctuations in oil and gas prices or a prolonged continuation of low prices may substantially adversely affect our financial position, results of operations and cash flows.

These factors, as well as additional factors that could affect our operating results and performance, are described in our amended Annual Report on Form 10-K for the year ended April 30, 2011, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We urge you to carefully consider those factors together with the other factors described in this report.

All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. We undertake no responsibility to update our forward-looking statements.

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

Currently, we are continuing to develop the acreage we acquired during fiscal 2010 and 2011. These acquisitions have grown our Alaskan acreage position to approximately 649,507 acres of gross oil and gas leases and exploration license rights (630,462 net acres), which includes 471,474 acres under the Susitna Basin Exploration License No. 2 and 62,909 acres under the Susitna Basin Exploration License No. 4 (also referred to as our North Susitna Exploration License). We are continuing to assess and add strategic acreage to our Alaska leases and licenses.  Our Tennessee leases consist of 49,999 acres, making our total gross acreage 699,506 acres.

During the first quarter of fiscal 2012, on May 2, 2011, the Company successfully redeveloped the RU-1 well on the Osprey platform in the Cook Inlet in Alaska by changing an electric submersible pump ("ESP"). The well began flowing above expected rates at a steady rate of approximately 350 Bbls/d gross.

On June 6, 2011, our Board of Directors appointed David J. Voyticky as the Company's President.  Mr. Voyticky was first elected to the Board of Directors at a special meeting of the shareholders held on April 26, 2010, and re-elected on March 11, 2011 at our annual meeting.  As a consultant to Miller, Mr. Voyticky worked closely with our Chief Executive Officer Scott Boruff on key strategic issues and financing matters and since joining Miller as President was instrumental in assisting the Company to secure the $100 million credit facility described below.

On June 12, 2011, the Company entered into a contract with Voorhees Equipment and Consulting, Inc. for the custom construction and purchase of a drilling rig to be used on Miller's Osprey offshore platform located in the Cook Inlet of Alaska. The contract sets a total purchase price of $17,927,770 for the rig. The addition of the rig will allow us to enhance our capabilities on the Osprey Platform, in Alaska. The new rig is scheduled for delivery in Alaska in September 2011, and our plans are for it to be operational in November 2011.

On June 13, 2011, the Company closed on a two year, $100 million credit facility with Guggenheim Corporate Funding, LLC, Citibank, N.A. and Bristol Investment Fund, Ltd. Munger, Tolles and Olson, LLP advised Miller on the transaction. The credit facility, which provides for an initial borrowing base of $35 million, is secured by substantially all of the Company's and its subsidiaries' assets. Proceeds from the loan will be utilized to fund development and the construction of a drilling rig to be used to increase oil production both onshore and offshore in Alaska through the drilling of new wells and the reworking of previously producing oil wells.

On June 19, 2011, the Company’s subsidiary CIE successfully completed the rework of the RU-7 crude oil well from its offshore Redoubt Shoals Field.  The work-over consisted of replacing an electrical submersible pump and wellbore optimization. The RU-7 well has demonstrated an initial production of 250 barrels of oil per day (“BOD”), which more than doubled the projected flow rate of 120 BOD. The RU-7 is the second of a successful two oil well rework program executed by a CUDD hydraulic snubbing unit now being demobilized from the Osprey Platform.

On June 24, 2011, we acquired a 48% minority interest in each of two limited liability companies, Pellissippi Pointe, LLC and Pellissippi Pointe II, LLC for total cash consideration of $399,934.  We have also agreed to indemnify the sellers of the membership interests with respect to their guaranties of the construction loans held by the Pellissippi Pointe entities, but have not become direct guarantors of the loans ourselves.  The gross outstanding amount under the loans is $5,233,947.  The Pellissippi Pointe entities own two office buildings in West Knoxville, Tennessee.  We will be moving our corporate headquarters into the building as soon as the space is ready for our occupancy.  We have executed a five year lease for the space, and with the addition of us, the building will be fully occupied by tenants.

The Company’s growth strategy for the future will be focused in two key areas: (1) increasing our overall oil and gas production through maintenance and repairs of nonperforming and underperforming wells located in Alaska; and (2) organically growing our production through drilling for the Company’s benefit on existing leases and acreage with a view towards retaining a majority of the working interest in new wells.  To implement this strategy, the company has purchased an additional drilling rig for its Alaska operations. This rig will be used to repair underperforming wells and to convert non-producing wells to production. We expect access to previously non-producing wells and the repair of underperforming wells to increase our production and cash flow significantly. We believe these strategic goals highlight our road map for fiscal year 2012.

Results of Operations

The three months ended July 31, 2011 as compared to the three months ended July 31, 2010 was a period of growth and development. We recorded a net loss of $182,680 for the first quarter of fiscal 2012 which compares to a net loss of $1,148,856 for the first quarter of fiscal 2011.  Revenues increased $4,480,273 between the quarters while costs and expenses increased $3,862,048. Other income increased from $2,612,192 for the three months ended July 31, 2010 to $3,478,808 for the three months ended July 31, 2011.  The major components of our Consolidated Statements of Operations for the three months ended July 31, 2011 as compared to the three months ended July 31, 2010 are as follows:

	For the Three Months Ended July 31,
	2011	2010	% Change
		(as restated)
Revenues	$8,855,774	$4,375,501	102%
Costs and expenses	(12,764,417)	(8,902,369)	43%
Other income	3,478,808	2,612,192	33%
Income tax benefit	247,155	765,820	(68)%
Net loss	$(182,680)	$(1,148,856)	(84)%

EBITDA

To assess the operating results of the Company, the chief operating decision maker analyzes income (loss) before income taxes, interest expense, and DD&A (“EBITDA”). EBITDA is not a GAAP measure. DD&A and impairments are excluded from EBITDA as a measure of operating performance because capital expenditures are evaluated at the time capital costs are incurred. Management believes that the presentation of EBITDA provides information useful in assessing the Company’s financial condition and results of operations and that EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions to stockholders.

EBITDA, as defined by the Company, may not be comparable to similarly titled measures used by other companies. Therefore, our EBITDA should be considered in conjunction with net income (loss) and other performance measures prepared in accordance with GAAP, such as operating income or cash flow from operating activities. EBITDA has important limitations as an analytical tool because it excludes certain items that affect net income (loss) and net cash provided by operating activities. EBITDA should not be considered in isolation or as a substitute for an analysis of the Company’s results as reported under GAAP. EBITDA for the first quarter of fiscal 2012 was $3,708,534 compared to $1,278,465 for the first quarter of fiscal 2011. A reconciliation of our net loss to EBITDA for the three months ended July 31, 2011 and 2010 is as follows:

	For the Three Months Ended July 31,
	2011	2010
		(as restated)
Net loss	$(182,680)	$(1,148,856)
Add (deduct):
Interest expense, net	308,106	214,785
Income tax benefit	(247,155)	(765,820)
Depreciation, depletion and amortization	3,830,263	2,978,356
EBITDA	$3,708,534	$1,278,465

Revenues

The following table shows the components of our revenues for the three months ended July 31, 2011 and 2010, with their percentage change on a period-over-period basis.

	For the Three Months Ended July 31,
	2011	2010	% Change
		(as restated)
Oil sales	$8,191,042	$3,819,610	114%
Natural gas sales	128,321	146,823	(13)%
Other revenue	536,411	409,068	31%
Total revenues	$8,855,774	$4,375,501	102%

Oil sales represent revenues generated from the sale of oil produced from the wells in which we have an ownership interest. Oil sales are recognized as revenue as production is extracted and sold. We reported a 114% increase in oil sales for the three months ended July 31, 2011 as compared to the three months ended July 31, 2010. The increase was primarily due to the increased production from our Alaska operations and increased oil prices.  For the three months ended July 31, 2011, we sold 97,473 barrels of oil at an average price of $101.63 per barrel in Alaska, which resulted in net oil sales of  $7,553,646 (after deductions for royalties, taxes and transportation costs) , compared to 69,800 barrels at a price of $78.03, which resulted in net oil sales of $3,379,356 (after deductions for royalties, taxes and transportation costs) for the three months ended July 31, 2010.  During the three months ended July 31, 2011, we also produced 59,087 Mcf of natural gas in Alaska, which was not sold, but instead was converted to electricity and used internally.  In Tennessee, during the three months ended July 31, 2011, we produced and sold 83,964 Mcf of natural gas at an average of $3.11 per Mcf, which resulted in net natural gas sales of $128,321 (after deductions for royalties), compared to 66,488 Mcf at an average price of $2.79, which resulted in net natural gas sales of $91,525 (after deductions for royalties) for the three months ended July 31, 2010.  Additionally, in Tennessee, the Company produced 8,103 barrels of oil, which resulted in net oil sales of $637,396 (after deductions for royalties, taxes and transportation costs) for the three months ended July 31, 2011, compared to production of 7,103 barrels, which resulted in net oil sales of $440,254 (after deductions for royalties, taxes and transportation costs) for the three months ended July 31, 2010. The average sales price per barrel of oil in Tennessee for the three months ended July 31, 2011 and 2010 was $88.67 and $66.55, respectively.

Other revenue consists primarily of servicing and drilling revenue.  Other revenue increased 31% for the three months ended July 31, 2011 compared to the three months ended July 31, 2010.  This was primarily due to revenue generated from contracts for plugging, drilling, maintenance and repair of third party wells in the first quarter of fiscal 2012 of $440,396 which was a $136,982 increase from the three months ended July 31, 2010.  In addition, during the three months ended July 31, 2011, we generated rental income of $96,000 for use of our Alaska facility, but had no such rental income for the three months ended July 31, 2010.  Other revenue is recognized at the time it is both earned and we have a contractual right to receive the revenue.

In summary, our total revenues increased 102% to $8,855,774 for the three months ended July 31, 2011 as compared to the three months ended July 31, 2010.  If our efforts to convert non-productive wells into productive wells and drill new wells to reach our expectations, and the price of oil and gas does not drop significantly, we expect revenue to continue to increase during the balance of fiscal 2012.

Costs and Expenses

The following table shows the components of our direct costs and expenses for the three months ended July 31, 2011 and 2010. Percentages listed in the table reflect percentage change on a year-over-year basis for each component.

	For the Three Months Ended July 31,
	2011	2010	% Change
		(as restated)
Oil and gas operating	$3,796,252	$1,724,913	120%
Cost of other revenue	226,644	250,195	(9)%
General and administrative	5,772,190	3,310,437	74%
Exploration expense	31,528	—	NA
Depreciation, depletion and amortization	3,830,263	2,978,356	29%
Other operating expense (income), net	(892,460)	638,468	(240)%
Total costs and expenses	$12,764,417	$8,902,369	43%

Oil and gas operating expenses increased approximately 43% for the three months ended July 31, 2011 compared to the three months ended July 31, 2010 primarily due to the previously mentioned corresponding increases in production and revenues.  Oil and gas operating costs as a percentage of oil and gas sales were relatively consistent for the first quarter of fiscal 2012, and resulted in a margin of 55%, as compared to a margin of 59% for the first quarter of fiscal 2011.  During the three months ended July 31, 2011, we produced 94,776 net barrels of oil and 75,677 net Mcf of natural gas for a barrel of oil equivalent (“BOE”) of 107,389.  Costs and expenses for the three months ended July 31, 2011 were $118.86 per BOE.  This compares to $102.94 per BOE for the three months ended July 31, 2010 as gross production during this time was 86,480 BOE.  This increase was due to additional costs during the three months ended July 31, 2011 as we added two new oil wells in Alaska to producing status and experienced higher workover costs. During the balance of fiscal 2012, we expect to continue to bring non-productive wells online and if that occurs, we expect these expenses will continue to rise; however, we are not able at this time to quantify the amount of any anticipated increase in expenses.   Therefore, our margins may not exhibit a consistent trend during the remainder of our 2012 fiscal year.

Our primary business activity is exploration and production and the cost of other revenue represents costs of services to third parties as a result of excess capacity, and are primarily derived from the direct labor costs of employees associated with these services, as well as costs associated with equipment, parts and repairs. The first quarter of fiscal 2012 showed a 9% decrease for this component from the first quarter of fiscal 2011. During the three months ended July 31, 2011, we drilled three wells and also continued our contract with the U.S. Department of Interior for plugging non-company related abandoned wells located in the Big South Fork area in Tennessee and Kentucky.  The efficiencies of performing these services is partially responsible for the small decrease, as we have been more efficient during the last twelve months.

General and administrative expense includes salaries, general overhead expenses, insurance costs, professional fees and consulting fees. These expenses increased 74% for the first quarter of fiscal 2012 from the first quarter of fiscal 2011.  This increase was primarily due to an increase in cash and non-cash compensation.  Cash salaries were $1,046,753 for the first quarter of fiscal 2012, an increase of $633,912 from the first quarter of fiscal 2011.  During this time, staffing grew from 54 on July 31, 2010 to 70 at July 31, 2011 as we added staff in Alaska for the offshore platform and in Tennessee for our service subsidiary. Non-cash compensation grew from $1,127,837 for the three months ended July 31, 2010 to $2,716,203 for the three months ended July 31, 2011.  This was due to grants of stock options and warrants to directors, officers, key employees and a consultant over the last 12 months.  As we continue to grow our business, particularly in Alaska, we expect these general and administrative expenses will continue to rise during the balance of fiscal 2012; however, we are unable at this time to quantify the amount of these expected increases.

Depreciation, depletion and amortization (“DD&A”) expense increased 29% in the three months ended July 31, 2011 as compared to the three months ended July 31, 2010.  We capitalize costs of proved oil and gas properties and record DD&A on a pooled basis using the units-of-production method based upon proved reserves.  During the first quarter of fiscal 2012, DD&A expense was  $35.66 per BOE, as compared to $34.44 per BOE for the first quarter of fiscal 2011. The primary reason for the increase in DD&A expense was an addition of wells and equipment and an increase in production over the last 12 months. These non-cash expenses will continue at increasingly higher levels as our Alaska assets are exploited and producing at increasing rates.

During the three months ended July 31, 2011, the Company recorded other operating income of $892,460 which was due to the settlement of an Alaska royalty dispute.  For the three months ended July 31, 2010, the Company recorded other expense of $638,468 due to a loss on disposal of an Alaska lease known as Raptor.

As a result of these components, total costs and expenses were $12,764,417, which contributed to an operating loss of $3,908,643 for the three months ended July 31, 2011. This compares to $8,902,369 in costs and expenses and an operating loss of $4,526,868 for the three months ended July 31, 2010.

Other Income (Expense)

The following table shows the components of certain of our other income and expenses for the three months ended July 31, 2011 and 2010.  Percentages listed in the table reflect percentage change on a year-over-year basis for each component of other income (expense).

	For the Three Months Ended July 31,
	2011	2010	% Change
		(as restated)
Interest expense, net	$(308,106)	$(214,785)	43%
Gain on derivatives, net	3,755,656	2,904,857	29%
Other income (expense), net	31,258	(77,880)	140%
Total	$3,478,808	$2,612,192	33%

Interest expense, net of interest income increased  43% in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. This was primarily due to the increase in our borrowings at July 31, 2011 reflecting amounts outstanding under the Guggenheim line of credit.

Our derivatives consist of warrants with exercise price reset provisions and commodity derivatives.  The estimated fair value of our commodity derivatives fluctuate from period to period based on the price of crude oil.  The estimated fair value of warrant derivatives fluctuate based on the following Black-Scholes assumptions:  the Company’s ending stock price, risk free rate, expected term, expected volatility and expected dividend rate.

During the three months ended July 31, 2011, the Company participated in fixed price swap commodity derivatives for 300 barrels of oil per day from January 1, 2011 to December 31, 2011 and from May 1, 2011 to April 30, 2012, respectively. These instruments are used to manage the inherent uncertainty of future revenues due to oil price volatility. The hedges are priced at $92.13 and $108.25, respectively, per barrel of oil.  The Company has elected not to designate any of its derivative instruments for hedge accounting treatment. As a result, both realized and unrealized gains and losses are recognized in the statement of operations. The asset recorded for these instruments as of July 31, 2011 was $679,207 as the price for a barrel of oil at July 31, 2011 was lower than the average hedging price of $100.19.  The derivative long-term liability as of July 31, 2011 of $2,062,831 relates to 817,055 warrants issued and outstanding in connection with an equity financing in March 2010. The warrants expire in March 2015; hence the related fair value of this derivative has been recorded as a non-current liability.

During the three months ended July 31, 2011 and 2010, the Company recorded gains on derivatives of $3,755,656 and $2,904,857, respectively.  For the three months ended July 31, 2011, $3,654,153 related to the change in fair value and $101,503 related to realized cash settlements.  The application of this accounting treatment on our financial statements in future periods could result in non-cash gains or losses, which could be significant.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  We experienced operating losses for the first quarter of fiscal 2012 and the first quarter of fiscal 2011 and had a working capital deficit as of July 31, 2011.  We anticipate that our operating expenses will continue to increase as we fully develop our operations following the acquisition of the Alaskan assets. Although we expect an increase in our revenues to come from these development activities, we will continue depleting our cash resources to fund operating expenses until such time as we are able to significantly increase our revenues. We may have to reduce our expansion efforts if we have not seen an increase in revenues over the next few months.

During the first quarter of fiscal 2012 we secured a $100 million Credit Facility which we will utilize to further develop our Alaskan subsidiary for off-shore and on-shore oil and gas wells. Other than this Credit Facility, we do not have any other external sources of working capital.

Although the Loan Agreement doesn’t mature until June 13, 2013, the Company is required to make monthly repayments based on 90% of its consolidated monthly net revenues (after deducting general and administrative expenses to the extent permitted by the Loan Agreement) beginning on October 10, 2011.  In addition, proceeds of certain asset sales and indebtedness and other proceeds received outside the ordinary course of business are required to be used to repay amounts outstanding under the Credit Facility.  As a result, the Company has classified amounts outstanding under the Loan Agreement as of July 31, 2011 as a current liability in the accompanying consolidated balance sheet.

Draws under the Credit Facility are subject to the discretion of Guggenheim and the other lenders.  The borrowing base is redetermined on a scheduled basis twice per year, and more often at the request of the Company or the required lenders.  The redetermination of the borrowing base is at the discretion of the lenders.  The Loan Agreement contains interest coverage, asset coverage and minimum gross production covenants, as well as other affirmative and negative covenants.  In connection with the Loan Agreement, the Company has granted Guggenheim a right of first refusal to provide financing for the acquisition, development, exploration or operation of any oil and gas related properties including wells during the term of the Credit Facility and one year thereafter.

Management believes that the Credit Facility, along with projected cash flow, are adequate to meet our funding needs for the rest of our fiscal year; however, we are restricted as to our borrowings under the Credit Facility and are subject to the minimum financial requirements and certain other provisions as detailed in Note 7 Debt Obligations and Note 17 Subsequent Events.

At July 31, 2011,  we had a working capital deficit of $23,941,307 as compared to a working capital deficit of $7,681,516 at April 30, 2011.  This increase in working capital deficit is primarily due to an increase in short term borrowings of $21,118,691.

From April 30, 2011 to July 31, 2011, cash increased by $3,005,758 to $4,564,691. This increase was primarily due from increases in cash provided by operating activities of $2,803,727 and cash provided by financing activities of $20,395,988, offset by an increase in cash used by investing activities of $20,193,957.

We presently have internal plans for capital expenditures of approximately $66 million for fiscal 2012; $45 million of this is earmarked to restore production from our Redoubt Unit, including the purchase and construction of a drilling rig. We anticipate we will draw on our $100 million credit facility to satisfy these cash needs.  We also believe we will have increased cash flow from our planned increased production  pending delivery of our rig to the Cook Inlet in the coming quarter. We expect that access to previously non-producing wells and the repair of underperforming wells will increase our production and cash flow significantly.

Cash flows

Net cash provided by operating activities for the first quarters of fiscal 2012 and fiscal 2011 were $2,803,727 and $1,380,930, respectively.  These increases primarily reflect the increase of oil sales received in excess of the direct cash related costs paid during the period, partially offset by the cash portions of general and administrative expense.

Net cash used in investing activities for the three months ended July 31, 2011 included $20,193,957, which is due to additions to property and improvements of $12,789,993 and capital expenditures for oil and gas properties of $7,004,030.   Net cash used by investing activities for the three months ended July 31, 2010 of $4,040,766 is primarily due to the $3,869,738 capital expenditures related to wells we acquired in December 2009.

Net cash provided by financing activities of $20,395,988 for the first quarter of fiscal 2012 primarily reflects the proceeds from borrowings of $23,118,691, which were partially offset by payments of $2,000,000. Net cash provided by financing activities of $381,538 for the first quarter of fiscal 2011 primarily reflects $303,710 in proceeds received from an equity issuance and exercise of equity rights of $76,749.

Off Balance Sheet Arrangements

On June 24, 2011, we acquired a 48% minority interest in each of two limited liability companies, Pellissippi Pointe, LLC and Pellissippi Pointe II, LLC for total cash consideration of $399,934.  We have also agreed to indemnify the sellers of the membership interests with respect to their guaranties of the construction loans held by the Pellissippi Pointe entities, but have not become direct guarantors of the loans ourselves.  The gross outstanding amount under the loans is $5,233,947.  The Pellissippi Pointe entities own two office buildings in West Knoxville, Tennessee.  We will be moving our corporate headquarters into the building as soon as the space is ready for our occupancy.  We have executed a five year lease for the space, and with the addition of us, will make the building fully occupied by tenants.  As the Company is in a position to exercise significant influence, but not control the financial and operating policy decisions of the investee, we account for this investment using the equity method.

We have no other off-balance sheet arrangements that that should be disclosed pursuant to SEC regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

Effects of Inflation and Changes in Price

Our results of operations and cash flows are affected by changing oil and natural gas prices. If the price of oil and natural gas increases or decreases, there could be a corresponding increase or decrease in the operating cost that we are required to bear for operations, as well as an increase or decrease in revenues.

Critical Accounting Policies and Recently Adopted Accounting Pronouncements

During the quarter ended July 31, 2011, there were no material changes to the critical accounting policies and recently adopted accounting pronouncements previously reported by us in our amended Annual Report on Form 10-K for the year ended April 30, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The term “market risk” refers to the risk of loss arising from adverse changes in commodity prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses.

Price Fluctuations

Our major market risk is pricing applicable to our oil and gas production. The prices we receive for our production are based on prevailing market conditions and are influenced by many factors that are beyond our control. Pricing for oil and gas production has been volatile and unpredictable.  We periodically hedge a portion of our price risk associated with our future oil and gas production.

As of July 31, 2011, the Company participated in fixed price swap commodity derivatives for 300 barrels of oil per day from January 1, 2011 to December 31, 2011 and from May 1, 2011 to April 30, 2012, respectively. These instruments are used to manage the inherent uncertainty of future revenues due to oil price volatility. The hedges are priced at $92.13 and $108.25, respectively, per barrel of oil.  The Company has elected not to designate any of its derivative instruments for hedge accounting treatment. As a result, both realized and unrealized gains and losses are recognized in the statement of operations. The asset recorded for these instruments as of July 31, 2011 was $679,207 as the price for a barrel of oil was below the average hedging price of $100.19.

Interest Rate Risk

At July 31, 2011 our borrowings consisted solely of our Guggenheim Loan Agreement.  The loan agreement provides for a credit facility of up to $100 million with an initial borrowing base of $35 million. The Credit Facility matures on June 13, 2013 and is secured by substantially all the assets of the Company and its subsidiaries.  Amounts outstanding under the credit facility bear interest at a rate per annum equal to the higher of 9.5% or the prime rate plus 4.5%. In addition, the Company is required to pay an additional make-whole payment upon termination or payment in full of the Credit Facility, bringing the interest rate to 25%  in the event the amounts are paid by June 30, 2012, 30% in the event repayment is made between July 1 and December 31, 2012, and 35% if payment is made on or after January 1, 2013.  The Company is recording interest expense, using the effective interest method, assuming an interest rate of 35%.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, at the end of the period covered by this report (the “Evaluation Date”). In conducting its evaluation, management considered the material weaknesses in our disclosure controls and procedures and internal control over financial reporting described in Item 9A. of our amended Annual Report on Form 10-K for the year ended April 30, 2011 as filed with the SEC on August 29, 2011.

We have not yet remediated those material weaknesses. As a result of the continuing material weaknesses in our disclosure controls and procedures an internal control over financial reporting identified in our amended Annual Report on Form 10-K for the year ended April 30, 2011 as filed with the SEC on August 29, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date we did not maintain disclosure controls and procedures that were effective in providing reasonable assurances that information required to be disclosed in our reports filed under the Securities Exchange act of 1934 was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

 Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, since management has not completed its assessment, we cannot provide assurance that the material weaknesses described in our amended Annual Report on Form 10-K for the year ended April 30, 2011 constitute a complete list of deficiencies. Had management completed its assessment, additional internal control weaknesses as of July 31, 2011 may have been detected. The Company has retained an independent public accounting firm to evaluate, document and implement improved internal controls over financial reporting and we intend to add sufficient personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of U.S. GAAP and SEC reporting requirements commensurate with our financial reporting requirements.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The information set forth under Note 14 Litigation and Note 17 Subsequent Events, to our unaudited consolidated financial statements included in Item 1 of Part 1 of this report is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 3, “Quantitative and Qualitative Disclosures About Market Risk” above. There have been no material changes in our risk factors from those previously discussed in our Annual Report, as amended.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As previously discussed, as a condition of the Loan Agreement, we were obliged to pay a finder’s fee of 3% of the initial borrowing base of $35 million to Bristol Capital, LLC, a consultant to us and an affiliate of Bristol Investment Fund, Ltd. To honor this obligation, on August 4, 2011, we issued 100,000 shares of the Company’s restricted stock to Bristol Capital, LLC and agreed to a cash payment of $750,000, the remaining $250,000 of which was paid subsequent to July 31, 2011.

ITEM 5.  OTHER INFORMATION.

On August 27, 2010, we entered into a consulting arrangement with Matrix Group, LLC, an entity through which one of our directors, David J. Voyticky, provides consulting services to us, including assisting us in locating strategic investments and business opportunities.  In the first quarter of fiscal 2012, and prior to his appointment as our President, we paid Matrix Group, LLC $70,000 for consulting services rendered under this arrangement, together with a $250,000 bonus for the successful closing of the Credit Facility (as described elsewhere herein).  We also reimbursed it $10,000 of related expenses.  Following his appointment as our President, we have terminated the consulting arrangement.

On July 28, 2011, the Board of Directors adopted Corporate Governance Guidelines as part of our compliance with the listing standards of the New York Stock Exchange.  Included in those guidelines is a new procedure for shareholder nominations for prospective directors.  Shareholders may recommend a nominee by writing to the Corporate Secretary specifying the nominee's name and the qualifications for Board membership. A copy of these Corporate Governance Guidelines is available on our website at www.millerenergyresources.com.

ITEM 6.  EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Reorganization dated December 20, 1996 between Triple Chip Systems, Inc. and Miller Petroleum, Inc. (1)
3.1	Certificate of Incorporation (2)
3.2	Certificate of Amendment of Certificate of Incorporation (2)
3.3	Certificate of Amendment of Certificate of Incorporation (2)
3.4	Certificate of Ownership and Merger and Articles of Merger between Triple Chip Systems, Inc. and Miller Petroleum, Inc. (3)
3.5	Amended and Restated Charter of Miller Petroleum, Inc. (18)
3.6	Amended and Restated Bylaws of Miller Petroleum, Inc. (18)
3.7	Articles of Amendment to the Bylaws of Miller Petroleum, Inc. (29)

3.8	Articles of Amendment to the Charter of Miller Petroleum, Inc. (30)
4.1	Form of Stock Purchase Warrant issued May 4, 2005 to Prospect Energy Corporation (4)
4.2	Form of Stock Purchase Warrant issued May 4, 2005 to Petro Capital III, L.P. (4)
4.3	Form of Stock Purchase Warrant issued May 4, 2005 to Petrol Capital Advisors, LLC (4)
4.4	Form of Stock Purchase Warrant issued December 31, 2005 to Petro Capital III, L.P. (5)
4.5	Form of Stock Purchase Warrant issued December 31, 2005 to Prospect Energy Corporation (5)
4.6	Form of Stock Purchase Warrant issued December 31, 2005 to Petro Capital Advisors, LLC (5)
4.7	Form of warrant issued to Cresta Capital Corporation (12)
4.8	Form of option granted to Paul W. Boyd (12)
4.9	Form of warrant issued to David M. Hall, Walter J. Wilcox, II and Troy Stafford (15)
4.10	6% Convertible Secured Promissory Note (15)
4.11	Form of common stock purchase warrant for March 2010 private placement (21)
4.12	Form of common stock purchase warrant issued to purchasers in the Miller Energy Income Fund 2009-A, LP offering (21)
4.13	Form of common stock purchase warrant issued to Sutter Securities Incorporated (21)
10.1	Purchase and Sale Agreement dated December 16, 1997 between AKS Energy Corporation and Miller Petroleum, Inc. (6)
10.2	Assumption Agreement dated December 16, 1997 between AKS Energy Corporation and Miller Petroleum, Inc. (6)
10.3	Purchase and Sale Agreement dated September 6, 2000 between NAMI Resources Company, LLC and Miller Petroleum, Inc. (7)
10.4	Employment Agreement as of August 1, 2008 with Scott M. Boruff (8)
10.5	Amendment to Employment Agreement with Scott M. Boruff dated September 9, 2008 (9)
10.6	Form of Registration Rights Agreement dated May 4, 2005 by and among Miller Petroleum, Inc., Petro Energy Corporation, Petrol Capital III, L.P. and Petro Capital Advisors, LLC. (4)
10.7	Farmout Agreement dated September 3, 1999 between Tengasco, Inc. and Miller Petroleum, Inc. (3)
10.8	Registration Rights Agreement dated May 4, 2005 (4)
10.9	Purchase and Sale Agreement dated June 13, 2008 between Atlas Energy Resources, LLC and Miller Petroleum, Inc. (8)
10.10	Termination Agreement, General Release and Covenant No To Sue Dated June 13, 2008 with Cresta Capital Strategies, LLC (12)
10.11	Agreement dated June 8, 2009 between Ky-Tenn Oil, Inc. and Miller Petroleum, Inc. (13)
10.12	Agreement dated June 18, 2009 for Sale of Capital Stock of East Tennessee Consultants, Inc. and Sale of Membership Interests of East Tennessee Consultants II, LLC (14)
10.13	Agreement for Sale of Membership Interest in Cook Inlet Energy, LLC (15)
10.14	Form of Securities Purchase Agreement for December 2009 private placement (16)
10.15	First Secured Promissory Note from Miller Petroleum, Inc. to Miller Energy Income 2009-A, LP (17)
10.16	Second Secured Promissory Note from Miller Petroleum, Inc. to Miller Energy Income 2009-A, LP (17)
10.17	Loan and Security Agreement between Miller Petroleum, Inc and Miller Energy Income 2009-A, LP (17)
10.18	Escrow Agreement (17)
10.19	Form of Securities Purchase Agreement for March 2010 private placement (21)
10.20	Form of Registration Rights Agreement for March 2010 private placement (21)
10.21	Finder’s Agreement with Sutter Securities Incorporated dated December 28, 2009 (21)
10.22	Finder’s Agreement with Sutter Securities Incorporated dated March 18, 2010 (21)

10.23	Miller Petroleum, Inc. Stock Plan (18)
10.24	Consulting Agreement dated March 12, 2010 with Bristol Capital, LLC (21)
10.25	Marketing Agreement dated August 1, 2009 with The Dimirak Companies (21)
10.26	Consulting Agreement dated February 1, 2010 with Tyler Energy Consulting Group (21)
10.27	Letter Agreement dated November 5, 2009 between Vulcan Capital Corporation, LLC and Miller Petroleum, Inc. (21)
10.28	Assignment Oversight Agreement dated November 5, 2009 between Cook Inlet Energy, LLC and The State of Alaska Department of Natural Resources (21)
10.29	Cook Inlet Energy, LLC Master Services Agreement with Fairweather E&P Services, Inc. dated January 1, 2010 (21)
10.30	Purchase and Sale Agreement by and between Cook Inlet Energy, LLC and Pacific Energy Alaska Operating LLC and Pacific Energy Alaska Holdings, LLC dated as of November 24, 2009 (20)
10.31	Cook Inlet Spill Prevention and Response, Inc. Bylaws and Response Action Contract (21)
10.32	Separation Agreement and General Release with Ford F. Graham (19)
10.33	Third Secured Promissory Note from Miller Petroleum, Inc. to Miller Energy Income 2009-A, LP (22)
10.34	Letter from the State of Alaska to Cook Inlet Energy, LLC announcing acceptance of terms for the extension of Susitna Exploration License #2 (23)
10.35	Settlement Agreement between Petro Capital III, LP, Petro Capital Advisors, LLC, and Miller Petroleum, Inc. (24)
10.36	Settlement Agreement between Cook Inlet Pipe Line Company and Cook Inlet Energy, LLC (25)
10.37	Settlement Agreement between Prospect Capital Corporation and Miller Petroleum, Inc. (26)
10.38	Aircraft Purchase Agreement between The Heavener Company Leasing, LLC, Bristol Capital Advisors, LLC, Bristol Capital, LLC and Miller Petroleum, Inc. (27)
10.39	Promissory Note from Miller Petroleum, Inc. to PlainsCapital Bank (28)
10.40	Guaranty from Deloy Miller to PlainsCapital Bank (28)
10.41	Guaranty from Scott Boruff to Plains Capital Bank (28)
10.42	Amended and Restated Employment Agreement with Scott M. Boruff (28)
10.43	Performance Bond Agreement between the State of Alaska and Cook Inlet Energy, LLC (29)
10.44	2011 Equity Compensation Plan (29)
10.45	Employment Agreement with Paul W. Boyd (29)
10.46	Employment Agreement with David J. Voyticky (31)
10.47	Contract of Construction and Sale between Miller Energy Resources, Inc. and Voorhees Equipment and Consulting, Inc. (32)
10.48	Collateral Assignment of Rig Contract between Miller Energy Resources, Inc. and Guggenheim Corporate Funding, LLC (32)
10.49	Loan Agreement between Miller Energy Resources, Inc. and Guggenheim Corporate Funding, LLC, Citibank, N.A. and Bristol Investment Fund, Ltd. (33)
10.50	Shareholders’ Agreement between Deloy Miller, Scott M. Boruff, David J. Voyticky, David M. Hall, Paul W. Boyd and Miller Energy Resources, Inc. (33)
10.51	Guarantee and Collateral Agreement between Miller Energy Resources, Inc. and its subsidiaries, and Guggenheim Corporate Funding, LLC (33)
10.52	First Amendment to Consulting Agreement between Miller Energy Resources, Inc. and Bristol Capital, LLC (33)
10.53	Lease between Miller Energy Resources, Inc. and Pellissippi Pointe II, LLC (34)
10.54	Form of Assignment of Membership Interest in Pellissippi Pointe, LLC (34)
10.55	Form of Assignment of Membership Interest in Pellissippi Pointe II, LLC (34)
10.56	First Amendment and Limited Waiver to Loan Agreement (35)
14.1	Amended and Restated Code of Business Conduct and Ethics (34)
23.1	Consent of Ralph E. Davis Associates, Inc. (34)
23.2	Consent of Lee Keeling and Associates, Inc. (34)
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer and Chief Financial Officer*
99.1	Reserve Report of Ralph E. Davis Associates, Inc. at April 30, 2011 on Cook Inlet assets (34)
99.2	Reserve Reports of Lee Keeling and Associates, Inc. at April 30, 2011 on Appalachian region assets (34)
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

 ———————
*           filed herewith
**        will be filed by amendment

(1)	Incorporated by reference to the Current Report on Form 8-K dated January 15, 1997.
(2)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1995.
(3)	Incorporated by reference to the exhibits filed with the registration statement on Form SB-2, SEC File No. 333-53856, as amended.
(4)	Incorporated by reference to the Current Report on Form 8-K dated May 9, 2005.
(5)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended January 31, 2006.
(6)	Incorporated by reference to the Current Report on Form 8-K dated March 17, 1998.
(7)	Incorporated by reference to the Current Report on Form 8-K dated September 21, 2000.
(8)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended April 30, 2008.
(9)	Incorporated by reference to the Current Report on Form 8-K dated September 12, 2008
(10)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended April 30, 2007.
(11)	Incorporated by reference to the Current Report on Form 8-K dated August 21, 2008.
(12)	Incorporated by reference to the Annual Report on Form 10-K for the year ended April 30, 2009.
(13)	Incorporated by reference to the Current Report on Form 8-K filed on June 12, 2009.
(14)	Incorporated by reference to the Current Report on Form 8-K filed on June 24, 2009.
(15)	Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2009.
(16)	Incorporated by reference to the Current Report on Form 8-K filed on January 4, 2010.
(17)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended January 31, 2010.
(18)	Incorporated by reference to the Current Report on Form 8-K filed on April 29, 2010.
(19)	Incorporated by reference to the Current Report on Form 8-K filed on June 28, 2010.
(20)	Incorporated by reference to the Current Report on Form 8-K/A filed on July 27, 2010.
(21)	Incorporated by reference to the Annual Report on Form 10-K for the year ended April 30, 2010.
(22)	Incorporated by reference to the Registration Statement on Form S-1 filed on August 13, 2010.
(23)	Incorporated by reference to the Current Report on Form 8-K filed on November 2, 2010.
(24)	Incorporated by reference to the Current Report on Form 8-K filed on November 4, 2010.
(25)	Incorporated by reference to the Current Report on Form 8-K filed on November 26, 2010.
(26)	Incorporated by reference to the Current Report on Form 8-K filed on December 9, 2010.
(27)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on December 10, 2010.
(28)	Incorporated by reference to the Current Report on Form 8-K filed on December 29, 2010.
(29)	Incorporated by reference to the Current Report on Form 8-K filed on March 17, 2011.
(30)	Incorporated by reference to the Current Report on Form 8-K filed on April 15, 2011.
(31)	Incorporated by reference to the Current Report on Form 8-K filed on June 14, 2011.
(32)	Incorporated by reference to the Current Report on Form 8-K filed on June 16, 2011.
(33)	Incorporated by reference to the Current Report on Form 8-K filed on June 17, 2011.
(34)	Incorporated by reference to the Annual Report on Form 10-K for the three months ended July 31, 2011, as amended.
(35)	Incorporated by reference to the Current Report on Form 8-K filed on August 29, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLER ENERGY RESOURCES, INC.

Dated: September 9, 2011	By:	/s/ Scott M. Boruff
Scott M. Boruff,
Chief Executive Officer, principal executive officer

MILLER ENERGY RESOURCES, INC.

Dated: September 9, 2011	By:	/s/ Paul W. Boyd
Paul W. Boyd,
Chief Executive Officer, principal financial officer

MILLER ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Reorganization dated December 20, 1996 between Triple Chip Systems, Inc. and Miller Petroleum, Inc. (1)
3.1	Certificate of Incorporation (2)
3.2	Certificate of Amendment of Certificate of Incorporation (2)
3.3	Certificate of Amendment of Certificate of Incorporation (2)
3.4	Certificate of Ownership and Merger and Articles of Merger between Triple Chip Systems, Inc. and Miller Petroleum, Inc. (3)
3.5	Amended and Restated Charter of Miller Petroleum, Inc. (18)
3.6	Amended and Restated Bylaws of Miller Petroleum, Inc. (18)
3.7	Articles of Amendment to the Bylaws of Miller Petroleum, Inc. (29)
3.8	Articles of Amendment to the Charter of Miller Petroleum, Inc. (30)
4.1	Form of Stock Purchase Warrant issued May 4, 2005 to Prospect Energy Corporation (4)
4.2	Form of Stock Purchase Warrant issued May 4, 2005 to Petro Capital III, L.P. (4)
4.3	Form of Stock Purchase Warrant issued May 4, 2005 to Petrol Capital Advisors, LLC (4)
4.4	Form of Stock Purchase Warrant issued December 31, 2005 to Petro Capital III, L.P. (5)
4.5	Form of Stock Purchase Warrant issued December 31, 2005 to Prospect Energy Corporation (5)
4.6	Form of Stock Purchase Warrant issued December 31, 2005 to Petro Capital Advisors, LLC (5)
4.7	Form of warrant issued to Cresta Capital Corporation (12)
4.8	Form of option granted to Paul W. Boyd (12)
4.9	Form of warrant issued to David M. Hall, Walter J. Wilcox, II and Troy Stafford (15)
4.10	6% Convertible Secured Promissory Note (15)
4.11	Form of common stock purchase warrant for March 2010 private placement (21)
4.12	Form of common stock purchase warrant issued to purchasers in the Miller Energy Income Fund 2009-A, LP offering (21)
4.13	Form of common stock purchase warrant issued to Sutter Securities Incorporated (21)
10.1	Purchase and Sale Agreement dated December 16, 1997 between AKS Energy Corporation and Miller Petroleum, Inc. (6)
10.2	Assumption Agreement dated December 16, 1997 between AKS Energy Corporation and Miller Petroleum, Inc. (6)
10.3	Purchase and Sale Agreement dated September 6, 2000 between NAMI Resources Company, LLC and Miller Petroleum, Inc. (7)
10.4	Employment Agreement as of August 1, 2008 with Scott M. Boruff (8)
10.5	Amendment to Employment Agreement with Scott M. Boruff dated September 9, 2008 (9)
10.6	Form of Registration Rights Agreement dated May 4, 2005 by and among Miller Petroleum, Inc., Petro Energy Corporation, Petrol Capital III, L.P. and Petro Capital Advisors, LLC. (4)
10.7	Farmout Agreement dated September 3, 1999 between Tengasco, Inc. and Miller Petroleum, Inc. (3)
10.8	Registration Rights Agreement dated May 4, 2005 (4)
10.9	Purchase and Sale Agreement dated June 13, 2008 between Atlas Energy Resources, LLC and Miller Petroleum, Inc. (8)
10.10	Termination Agreement, General Release and Covenant No To Sue Dated June 13, 2008 with Cresta Capital Strategies, LLC (12)
10.11	Agreement dated June 8, 2009 between Ky-Tenn Oil, Inc. and Miller Petroleum, Inc. (13)
10.12	Agreement dated June 18, 2009 for Sale of Capital Stock of East Tennessee Consultants, Inc. and Sale of Membership Interests of East Tennessee Consultants II, LLC (14)
10.13	Agreement for Sale of Membership Interest in Cook Inlet Energy, LLC (15)
10.14	Form of Securities Purchase Agreement for December 2009 private placement (16)
10.15	First Secured Promissory Note from Miller Petroleum, Inc. to Miller Energy Income 2009-A, LP (17)
10.16	Second Secured Promissory Note from Miller Petroleum, Inc. to Miller Energy Income 2009-A, LP (17)

10.17	Loan and Security Agreement between Miller Petroleum, Inc and Miller Energy Income 2009-A, LP (17)
10.18	Escrow Agreement (17)
10.19	Form of Securities Purchase Agreement for March 2010 private placement (21)
10.20	Form of Registration Rights Agreement for March 2010 private placement (21)
10.21	Finder’s Agreement with Sutter Securities Incorporated dated December 28, 2009 (21)
10.22	Finder’s Agreement with Sutter Securities Incorporated dated March 18, 2010 (21)
10.23	Miller Petroleum, Inc. Stock Plan (18)
10.24	Consulting Agreement dated March 12, 2010 with Bristol Capital, LLC (21)
10.25	Marketing Agreement dated August 1, 2009 with The Dimirak Companies (21)
10.26	Consulting Agreement dated February 1, 2010 with Tyler Energy Consulting Group (21)
10.27	Letter Agreement dated November 5, 2009 between Vulcan Capital Corporation, LLC and Miller Petroleum, Inc. (21)
10.28	Assignment Oversight Agreement dated November 5, 2009 between Cook Inlet Energy, LLC and The State of Alaska Department of Natural Resources (21)
10.29	Cook Inlet Energy, LLC Master Services Agreement with Fairweather E&P Services, Inc. dated January 1, 2010 (21)
10.30	Purchase and Sale Agreement by and between Cook Inlet Energy, LLC and Pacific Energy Alaska Operating LLC and Pacific Energy Alaska Holdings, LLC dated as of November 24, 2009 (20)
10.31	Cook Inlet Spill Prevention and Response, Inc. Bylaws and Response Action Contract (21)
10.32	Separation Agreement and General Release with Ford F. Graham (19)
10.33	Third Secured Promissory Note from Miller Petroleum, Inc. to Miller Energy Income 2009-A, LP (22)
10.34	Letter from the State of Alaska to Cook Inlet Energy, LLC announcing acceptance of terms for the extension of Susitna Exploration License #2 (23)
10.35	Settlement Agreement between Petro Capital III, LP, Petro Capital Advisors, LLC, and Miller Petroleum, Inc. (24)
10.36	Settlement Agreement between Cook Inlet Pipe Line Company and Cook Inlet Energy, LLC (25)
10.37	Settlement Agreement between Prospect Capital Corporation and Miller Petroleum, Inc. (26)
10.38	Aircraft Purchase Agreement between The Heavener Company Leasing, LLC, Bristol Capital Advisors, LLC, Bristol Capital, LLC and Miller Petroleum, Inc. (27)
10.39	Promissory Note from Miller Petroleum, Inc. to PlainsCapital Bank (28)
10.40	Guaranty from Deloy Miller to PlainsCapital Bank (28)
10.41	Guaranty from Scott Boruff to Plains Capital Bank (28)
10.42	Amended and Restated Employment Agreement with Scott M. Boruff (28)
10.43	Performance Bond Agreement between the State of Alaska and Cook Inlet Energy, LLC (29)
10.44	2011 Equity Compensation Plan (29)
10.45	Employment Agreement with Paul W. Boyd (29)
10.46	Employment Agreement with David J. Voyticky (31)
10.47	Contract of Construction and Sale between Miller Energy Resources, Inc. and Voorhees Equipment and Consulting, Inc. (32)
10.48	Collateral Assignment of Rig Contract between Miller Energy Resources, Inc. and Guggenheim Corporate Funding, LLC (32)
10.49	Loan Agreement between Miller Energy Resources, Inc. and Guggenheim Corporate Funding, LLC, Citibank, N.A. and Bristol Investment Fund, Ltd. (33)
10.50	Shareholders’ Agreement between Deloy Miller, Scott M. Boruff, David J. Voyticky, David M. Hall, Paul W. Boyd and Miller Energy Resources, Inc. (33)
10.51	Guarantee and Collateral Agreement between Miller Energy Resources, Inc. and its subsidiaries, and Guggenheim Corporate Funding, LLC (33)
10.52	First Amendment to Consulting Agreement between Miller Energy Resources, Inc. and Bristol Capital, LLC (33)
10.53	Lease between Miller Energy Resources, Inc. and Pellissippi Pointe II, LLC (34)
10.54	Form of Assignment of Membership Interest in Pellissippi Pointe, LLC (34)
10.55	Form of Assignment of Membership Interest in Pellissippi Pointe II, LLC (34)
10.56	First Amendment and Limited Waiver to Loan Agreement (35)
14.1	Amended and Restated Code of Business Conduct and Ethics (34)
23.1	Consent of Ralph E. Davis Associates, Inc. (34)

23.2	Consent of Lee Keeling and Associates, Inc. (34)
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer and Chief Financial Officer*
99.1	Reserve Report of Ralph E. Davis Associates, Inc. at April 30, 2011 on Cook Inlet assets (34)
99.2	Reserve Reports of Lee Keeling and Associates, Inc. at April 30, 2011 on Appalachian region assets (34)
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

 ———————
*           filed herewith
**         will be filed by amendment

(1)	Incorporated by reference to the Current Report on Form 8-K dated January 15, 1997.
(2)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1995.
(3)	Incorporated by reference to the exhibits filed with the registration statement on Form SB-2, SEC File No. 333-53856, as amended.
(4)	Incorporated by reference to the Current Report on Form 8-K dated May 9, 2005.
(5)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended January 31, 2006.
(6)	Incorporated by reference to the Current Report on Form 8-K dated March 17, 1998.
(7)	Incorporated by reference to the Current Report on Form 8-K dated September 21, 2000.
(8)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended April 30, 2008.
(9)	Incorporated by reference to the Current Report on Form 8-K dated September 12, 2008
(10)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended April 30, 2007.
(11)	Incorporated by reference to the Current Report on Form 8-K dated August 21, 2008.
(12)	Incorporated by reference to the Annual Report on Form 10-K for the year ended April 30, 2009.
(13)	Incorporated by reference to the Current Report on Form 8-K filed on June 12, 2009.
(14)	Incorporated by reference to the Current Report on Form 8-K filed on June 24, 2009.
(15)	Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2009.
(16)	Incorporated by reference to the Current Report on Form 8-K filed on January 4, 2010.
(17)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended January 31, 2010.
(18)	Incorporated by reference to the Current Report on Form 8-K filed on April 29, 2010.
(19)	Incorporated by reference to the Current Report on Form 8-K filed on June 28, 2010.
(20)	Incorporated by reference to the Current Report on Form 8-K/A filed on July 27, 2010.
(21)	Incorporated by reference to the Annual Report on Form 10-K for the year ended April 30, 2010.
(22)	Incorporated by reference to the Registration Statement on Form S-1 filed on August 13, 2010.
(23)	Incorporated by reference to the Current Report on Form 8-K filed on November 2, 2010.
(24)	Incorporated by reference to the Current Report on Form 8-K filed on November 4, 2010.
(25)	Incorporated by reference to the Current Report on Form 8-K filed on November 26, 2010.
(26)	Incorporated by reference to the Current Report on Form 8-K filed on December 9, 2010.
(27)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on December 10, 2010.
(28)	Incorporated by reference to the Current Report on Form 8-K filed on December 29, 2010.
(29)	Incorporated by reference to the Current Report on Form 8-K filed on March 17, 2011.
(30)	Incorporated by reference to the Current Report on Form 8-K filed on April 15, 2011.
(31)	Incorporated by reference to the Current Report on Form 8-K filed on June 14, 2011.
(32)	Incorporated by reference to the Current Report on Form 8-K filed on June 16, 2011.
(33)	Incorporated by reference to the Current Report on Form 8-K filed on June 17, 2011.
(34)	Incorporated by reference to the Annual Report on Form 10-K for the three months ended July 31, 2011, as amended.
(35)	Incorporated by reference to the Current Report on Form 8-K filed on August 29, 2011.