Form 10-Q/A
period 2011-07-31
MILLER ENERGY RESOURCES, INC.
filed 2011-10-05
CIK 785968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Amendment No. 1
to
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
Yes☑  No ☐

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Miller Energy Resources, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2011, filed with the Securities and Exchange Commission on September 9, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.  EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Reorganization dated December 20, 1996 between Triple Chip Systems, Inc. and Miller Petroleum, Inc. (1)
3.1	Certificate of Incorporation (2)
3.2	Certificate of Amendment of Certificate of Incorporation (2)
3.3	Certificate of Amendment of Certificate of Incorporation (2)
3.4	Certificate of Ownership and Merger and Articles of Merger between Triple Chip Systems, Inc. and Miller Petroleum, Inc. (3)
3.5	Amended and Restated Charter of Miller Petroleum, Inc. (18)
3.6	Amended and Restated Bylaws of Miller Petroleum, Inc. (18)
3.7	Articles of Amendment to the Bylaws of Miller Petroleum, Inc. (29)
3.8	Articles of Amendment to the Charter of Miller Petroleum, Inc. (30)
4.1	Form of Stock Purchase Warrant issued May 4, 2005 to Prospect Energy Corporation (4)
4.2	Form of Stock Purchase Warrant issued May 4, 2005 to Petro Capital III, L.P. (4)
4.3	Form of Stock Purchase Warrant issued May 4, 2005 to Petrol Capital Advisors, LLC (4)
4.4	Form of Stock Purchase Warrant issued December 31, 2005 to Petro Capital III, L.P. (5)
4.5	Form of Stock Purchase Warrant issued December 31, 2005 to Prospect Energy Corporation (5)
4.6	Form of Stock Purchase Warrant issued December 31, 2005 to Petro Capital Advisors, LLC (5)
4.7	Form of warrant issued to Cresta Capital Corporation (12)
4.8	Form of option granted to Paul W. Boyd (12)
4.9	Form of warrant issued to David M. Hall, Walter J. Wilcox, II and Troy Stafford (15)
4.10	6% Convertible Secured Promissory Note (15)
4.11	Form of common stock purchase warrant for March 2010 private placement (21)
4.12	Form of common stock purchase warrant issued to purchasers in the Miller Energy Income Fund 2009-A, LP offering (21)
4.13	Form of common stock purchase warrant issued to Sutter Securities Incorporated (21)
10.1	Purchase and Sale Agreement dated December 16, 1997 between AKS Energy Corporation and Miller Petroleum, Inc. (6)
10.2	Assumption Agreement dated December 16, 1997 between AKS Energy Corporation and Miller Petroleum, Inc. (6)
10.3	Purchase and Sale Agreement dated September 6, 2000 between NAMI Resources Company, LLC and Miller Petroleum, Inc. (7)
10.4	Employment Agreement as of August 1, 2008 with Scott M. Boruff (8)
10.5	Amendment to Employment Agreement with Scott M. Boruff dated September 9, 2008 (9)
10.6	Form of Registration Rights Agreement dated May 4, 2005 by and among Miller Petroleum, Inc., Petro Energy Corporation, Petrol Capital III, L.P. and Petro Capital Advisors, LLC. (4)
10.7	Farmout Agreement dated September 3, 1999 between Tengasco, Inc. and Miller Petroleum, Inc. (3)
10.8	Registration Rights Agreement dated May 4, 2005 (4)
10.9	Purchase and Sale Agreement dated June 13, 2008 between Atlas Energy Resources, LLC and Miller Petroleum, Inc. (8)
10.10	Termination Agreement, General Release and Covenant No To Sue Dated June 13, 2008 with Cresta Capital Strategies, LLC (12)
10.11	Agreement dated June 8, 2009 between Ky-Tenn Oil, Inc. and Miller Petroleum, Inc. (13)
10.12	Agreement dated June 18, 2009 for Sale of Capital Stock of East Tennessee Consultants, Inc. and Sale of Membership Interests of East Tennessee Consultants II, LLC (14)
10.13	Agreement for Sale of Membership Interest in Cook Inlet Energy, LLC (15)
10.14	Form of Securities Purchase Agreement for December 2009 private placement (16)
10.15	First Secured Promissory Note from Miller Petroleum, Inc. to Miller Energy Income 2009-A, LP (17)

10.16	Second Secured Promissory Note from Miller Petroleum, Inc. to Miller Energy Income 2009-A, LP (17)
10.17	Loan and Security Agreement between Miller Petroleum, Inc and Miller Energy Income 2009-A, LP (17)
10.18	Escrow Agreement (17)
10.19	Form of Securities Purchase Agreement for March 2010 private placement (21)
10.20	Form of Registration Rights Agreement for March 2010 private placement (21)
10.21	Finder’s Agreement with Sutter Securities Incorporated dated December 28, 2009 (21)
10.22	Finder’s Agreement with Sutter Securities Incorporated dated March 18, 2010 (21)
10.23	Miller Petroleum, Inc. Stock Plan (18)
10.24	Consulting Agreement dated March 12, 2010 with Bristol Capital, LLC (21)
10.25	Marketing Agreement dated August 1, 2009 with The Dimirak Companies (21)
10.26	Consulting Agreement dated February 1, 2010 with Tyler Energy Consulting Group (21)
10.27	Letter Agreement dated November 5, 2009 between Vulcan Capital Corporation, LLC and Miller Petroleum, Inc. (21)
10.28	Assignment Oversight Agreement dated November 5, 2009 between Cook Inlet Energy, LLC and The State of Alaska Department of Natural Resources (21)
10.29	Cook Inlet Energy, LLC Master Services Agreement with Fairweather E&P Services, Inc. dated January 1, 2010 (21)
10.30	Purchase and Sale Agreement by and between Cook Inlet Energy, LLC and Pacific Energy Alaska Operating LLC and Pacific Energy Alaska Holdings, LLC dated as of November 24, 2009 (20)
10.31	Cook Inlet Spill Prevention and Response, Inc. Bylaws and Response Action Contract (21)
10.32	Separation Agreement and General Release with Ford F. Graham (19)
10.33	Third Secured Promissory Note from Miller Petroleum, Inc. to Miller Energy Income 2009-A, LP (22)
10.34	Letter from the State of Alaska to Cook Inlet Energy, LLC announcing acceptance of terms for the extension of Susitna Exploration License #2 (23)
10.35	Settlement Agreement between Petro Capital III, LP, Petro Capital Advisors, LLC, and Miller Petroleum, Inc. (24)
10.36	Settlement Agreement between Cook Inlet Pipe Line Company and Cook Inlet Energy, LLC (25)
10.37	Settlement Agreement between Prospect Capital Corporation and Miller Petroleum, Inc. (26)
10.38	Aircraft Purchase Agreement between The Heavener Company Leasing, LLC, Bristol Capital Advisors, LLC, Bristol Capital, LLC and Miller Petroleum, Inc. (27)
10.39	Promissory Note from Miller Petroleum, Inc. to PlainsCapital Bank (28)
10.40	Guaranty from Deloy Miller to PlainsCapital Bank (28)
10.41	Guaranty from Scott Boruff to Plains Capital Bank (28)
10.42	Amended and Restated Employment Agreement with Scott M. Boruff (28)
10.43	Performance Bond Agreement between the State of Alaska and Cook Inlet Energy, LLC (29)
10.44	2011 Equity Compensation Plan (29)
10.45	Employment Agreement with Paul W. Boyd (29)
10.46	Employment Agreement with David J. Voyticky (31)
10.47	Contract of Construction and Sale between Miller Energy Resources, Inc. and Voorhees Equipment and Consulting, Inc. (32)
10.48	Collateral Assignment of Rig Contract between Miller Energy Resources, Inc. and Guggenheim Corporate Funding, LLC (32)
10.49	Loan Agreement between Miller Energy Resources, Inc. and Guggenheim Corporate Funding, LLC, Citibank, N.A. and Bristol Investment Fund, Ltd. (33)
10.50	Shareholders’ Agreement between Deloy Miller, Scott M. Boruff, David J. Voyticky, David M. Hall, Paul W. Boyd and Miller Energy Resources, Inc. (33)
10.51	Guarantee and Collateral Agreement between Miller Energy Resources, Inc. and its subsidiaries, and Guggenheim Corporate Funding, LLC (33)
10.52	First Amendment to Consulting Agreement between Miller Energy Resources, Inc. and Bristol Capital, LLC (33)
10.53	Lease between Miller Energy Resources, Inc. and Pellissippi Pointe II, LLC (34)
10.54	Form of Assignment of Membership Interest in Pellissippi Pointe, LLC (34)
10.55	Form of Assignment of Membership Interest in Pellissippi Pointe II, LLC (34)
10.56	First Amendment and Limited Waiver to Loan Agreement (35)

14.1	Amended and Restated Code of Business Conduct and Ethics (34)
23.1	Consent of Ralph E. Davis Associates, Inc. (34)
23.2	Consent of Lee Keeling and Associates, Inc. (34)
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *
32.1	Section 1350 certification of Chief Executive Officer and Chief Financial Officer*
99.1	Reserve Report of Ralph E. Davis Associates, Inc. at April 30, 2011 on Cook Inlet assets (34)
99.2	Reserve Reports of Lee Keeling and Associates, Inc. at April 30, 2011 on Appalachian region assets (34)
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

 ———————
*	Previously filed
**	Filed herewith

(1)	Incorporated by reference to the Current Report on Form 8-K dated January 15, 1997.

(2)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1995.

(3)	Incorporated by reference to the exhibits filed with the registration statement on Form SB-2, SEC File No. 333-53856, as amended.

(4)	Incorporated by reference to the Current Report on Form 8-K dated May 9, 2005.

(5)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended January 31, 2006.

(6)	Incorporated by reference to the Current Report on Form 8-K dated March 17, 1998.

(7)	Incorporated by reference to the Current Report on Form 8-K dated September 21, 2000.

(8)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended April 30, 2008.

(9)	Incorporated by reference to the Current Report on Form 8-K dated September 12, 2008

(10)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended April 30, 2007.

(11)	Incorporated by reference to the Current Report on Form 8-K dated August 21, 2008.

(12)	Incorporated by reference to the Annual Report on Form 10-K for the year ended April 30, 2009.

(13)	Incorporated by reference to the Current Report on Form 8-K filed on June 12, 2009.

(14)	Incorporated by reference to the Current Report on Form 8-K filed on June 24, 2009.

(15)	Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2009.

(16)	Incorporated by reference to the Current Report on Form 8-K filed on January 4, 2010.

(17)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended January 31, 2010.

(18)	Incorporated by reference to the Current Report on Form 8-K filed on April 29, 2010.

(19)	Incorporated by reference to the Current Report on Form 8-K filed on June 28, 2010.

(20)	Incorporated by reference to the Current Report on Form 8-K/A filed on July 27, 2010.

(21)	Incorporated by reference to the Annual Report on Form 10-K for the year ended April 30, 2010.

(22)	Incorporated by reference to the Registration Statement on Form S-1 filed on August 13, 2010.

(23)	Incorporated by reference to the Current Report on Form 8-K filed on November 2, 2010.

(24)	Incorporated by reference to the Current Report on Form 8-K filed on November 4, 2010.

(25)	Incorporated by reference to the Current Report on Form 8-K filed on November 26, 2010.

(26)	Incorporated by reference to the Current Report on Form 8-K filed on December 9, 2010.

(27)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on December 10, 2010.

(28)	Incorporated by reference to the Current Report on Form 8-K filed on December 29, 2010.

(29)	Incorporated by reference to the Current Report on Form 8-K filed on March 17, 2011.

(30)	Incorporated by reference to the Current Report on Form 8-K filed on April 15, 2011.

(31)	Incorporated by reference to the Current Report on Form 8-K filed on June 14, 2011.

(32)	Incorporated by reference to the Current Report on Form 8-K filed on June 16, 2011.

(33)	Incorporated by reference to the Current Report on Form 8-K filed on June 17, 2011.

(34)	Incorporated by reference to the Annual Report on Form 10-K for the three months ended July 31, 2011, as amended.

(35)	Incorporated by reference to the Current Report on Form 8-K filed on August 29, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLER ENERGY RESOURCES, INC.

Dated: October 5, 2011	By:	/s/ Scott M. Boruff
Scott M. Boruff,
Chief Executive Officer, principal executive officer

MILLER ENERGY RESOURCES, INC.

Dated: October 5, 2011	By:	/s/ Paul W. Boyd
Paul W. Boyd,
Principal Financial Officer