Form 10-K/A
period 2012-04-30
MILLER ENERGY RESOURCES, INC.
filed 2012-08-28
CIK 785968

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

None.

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

EXPLANATORY NOTE
The purpose of this Amendment No. 1 on Form 10-K/A is to amend and restate Part III, Items 10 through 14, of the previously filed Annual Report on Form 10-K of Miller Energy Resources, Inc. for the year ended April 30, 2012, filed with the Securities and Exchange Commission on July 16, 2012 (the “Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. We have elected to include such Part III information by amendment to the Form 10-K rather than by incorporation by reference to the proxy statement. Accordingly, Part III of the Form 10-K is hereby amended and restated as set forth in this amendment.

There are no other changes to the Form 10-K other than those set forth in this amendment. This amendment does not reflect events occurring after the filing of the Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the amended sections of the Form 10-K as set forth in this amendment. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Form 10-K, and such forward-looking statements should be read in their historical context.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

BOARD OF DIRECTORS

Name	Age	Position
Deloy Miller	65	Chairman of the Board of Directors and Chief Operating Officer
Scott M. Boruff	49	Chief Executive Officer and Director
David J. Voyticky	43	President, Acting Chief Financial Officer, Director
David M. Hall	43	Chief Executive Officer of CIE and Director
Herman E. Gettelfinger [3]	81	Director
Gerald Hannahs [2,3]	60	Director
General Merrill A. McPeak [1,2]	76	Lead Outside Director
Charles M. Stivers [1,2]	50	Director
Don A. Turkleson [1,3]	58	Director

——————————
1    Member of the Audit Committee.
2    Member of the Compensation Committee.
3    Member of the Nominating and Corporate Governance Committee.

Deloy Miller, Age 65 Mr. Miller has been Chairman of the Board of Directors since December 1996, and was Chief Executive Officer from December 1997 to August 2008. Since then, Mr. Miller has been our Chief Operating Officer.  From 1967 to 1997, Mr. Miller, our founder, was Chief Executive Officer of our company. He is a seasoned gas and oil professional with more than 40 years of experience in the drilling and production business in the Appalachian basin. During his years as a drilling contractor, he acquired extensive geological knowledge of Tennessee and Kentucky and received training in the reading of well logs. Mr. Miller served two terms as president of the Tennessee Oil & Gas Association and in 1978 the organization named him the Tennessee Oil Man of the Year. He continues to serve on the board of that organization. Mr. Miller was appointed in 1978 by the Governor of Tennessee to be the petroleum industry's representative on the Tennessee Oil & Gas Board, the state agency that regulates gas and oil operations in the state. In 2011, Mr. Miller was appointed to the Federal Reserve Bank of Atlanta's Energy Advisory Council for a two-year term. Mr. Miller is the father-in-law of Mr. Boruff.

Scott M. Boruff, Age 49 Mr. Boruff has served as a director and our Chief Executive Officer since August 2008. Prior to joining our company, Mr. Boruff was a licensed investment banker. He served as a director from 2006 to 2007 of Cresta Capital Strategies, LLC, a New York investment banking firm that was responsible for closing transactions in the $150 to $200 million category. Mr. Boruff specialized in investment banking consulting services that included structuring of direct financings, recapitalizations, mergers and acquisitions, and strategic planning with an emphasis in the gas and oil field. As a commercial real estate broker for over 20 years, Mr. Boruff developed condominium projects, hotels, convention centers, golf courses, apartments and residential subdivisions. Since April 2009, Mr. Boruff has also been a director and 49% owner of Dimirak Securities Corporation, a broker-dealer and member of FINRA.  In July of 2012, Mr. Boruff sold his interest in Dimirak and is no longer an owner of that company. See “Certain Relationships and Related Parties” appearing later in this Annual Report.  Mr. Boruff holds a Bachelor of Science in Business Administration from East Tennessee State University. Mr. Boruff is the son-in-law of Mr. Miller.

David J. Voyticky, Age 43 Mr. Voyticky has been a member of our Board of Directors since April 2010, our President since June 2011, and our Acting Chief Financial Officer since September 2011.  Mr. Voyticky has over 15 years of domestic and international mergers and acquisitions, restructuring and financing experience.  Since August 2005, Mr. Voyticky has been an independent consultant to companies in the middle market on value maximization strategies, providing strategic and capital markets advice to high growth businesses. He served as a vice president with Goldman, Sachs & Co. from June 2000 to May 2002, a vice president of Houlihan Lokey Howard & Zukin Capital, Inc. in Los Angeles from July 2002 to January 2005, and an associate with J.P. Morgan in London and New York from June 1996 to May 2000.  During that period, he advised public and private domestic and multinational corporations and financial sponsors on mergers, acquisitions, divestitures, joint ventures, cross-border transactions, anti-raid (defense) preparation and capital-raising activities. Mr. Voyticky designed and was a founding partner of Red Mountain Capital Partners. From December 2005 through June 2006, Mr. Voyticky was a partner in the $300 million re-launch of Chapman Capital L.L.C., an activist hedge fund focused on publicly traded middle market companies. He served on the Board of Directors of Best Energy Services, Inc. from January 2010 to February 2011. In July 2011, Mr. Voyticky was named to the board of a biotechnology company, Genesis Biopharma, Inc., and in January 2012, he was named to the board of Mosquito Consolidated Gold Mines, Ltd. Mr. Voyticky received a J.D. and a M.B.A degree from the University of Michigan and a Masters in International Policy and Economics from the Ford School at the University of Michigan. He also received a Bachelor of Arts in Philosophy from Pomona College.

David M. Hall, Age 43  Mr. Hall has served as Chief Executive Officer of our Cook Inlet Energy subsidiary and member of our Board of Directors since December 2009. Mr. Hall was the former Vice President and General Manager of Alaska Operations, Pacific Energy Resources Ltd. from January 2008 to December 2009. Before that time, from 2000 to 2008, he served as the Production Foreman and Lead Operator in Alaska for Forest Oil Corp, rising to Production Manager for all of Alaska operation for Forest Oil.

Herman E. Gettelfinger, Age 81  Mr. Gettelfinger has been a member of our Board of Directors since 1997. Mr. Gettelfinger, who has been active in the gas and oil drilling and exploration business for more than 40 years, was a co-owner and President of Kelso Oil Company, Knoxville Tennessee. Kelso was one of eastern Tennessee's largest distributors of motor oils, fuels and lubricants to the industrial and commercial market for over 50 years.

Gerald Hannahs, Age 60 Mr. Hannahs has been a member of our Board of Directors since July, 2012. Mr. Hannahs has over 30 years of experience in the investment business and the oil and gas industry. Since 1993, Mr. Hannahs has been a private investor in various public and private companies. He served as a successful Account Executive and First Vice President for EF Hutton, Prudential and Paine Webber from 1982 to 1986. Mr. Hannahs co-founded Texarkoma Crude & Gas Company in 1983.  The company drilled wells in Tennessee and Alabama and was sold in 1985 to Cross Timbers. Mr. Hannahs attended the University of Arkansas on a baseball scholarship from 1970 to 1974, and later signed a Major League contract to pitch for the Montreal Expos. He also played on the Los Angeles Dodgers, and the Minnesota Twins teams before retiring. Mr. Hannahs holds a Bachelor of Science in Business Administration from the University of Arkansas.

Merrill A. McPeak, Age 76   General McPeak (USAF, retired) has been a member of our Board of Directors since April 2010, and has served as the Lead Director since July 2010.   From October 1990 until October 1994, he was Chief of Staff of the U.S. Air Force and a member of the Joint Chiefs of Staff.  During this period, he was the senior officer responsible for organization, training and equipage of a combined active duty, National Guard, Reserve and civilian work force of over 850,000 people serving at 1,300 locations in the United States and abroad.  As a member of the Joint Chiefs of Staff, he and the other service chiefs were military advisors to the Secretary of Defense, the National Security Council and the President of the United States. Following retirement from active service, General McPeak began a second career in business. General McPeak has been President of McPeak and Associates, a management consulting firm that has been active as an investor, advisor and director of early development stage companies since its founding in 1995. A subsidiary, Lost Wingman Press, recently published Hangar Flying, book one of a planned three-volume memoir. General McPeak is an experienced director of public and private companies.   His current director assignments include Genesis Biopharma (since 2011), Derycz Scientific (since 2011), and DGT Holdings (since 2005). He previously served as a director of Mosquito Consolidated Gold (Chairman, 2011-2012), Point Blank Solutions, Inc. (2008-2011),; MathStar, Inc. (2005 to February 2010), QPC Lasers (Vice Chairman, 2006-2009), and Gigabeam Corp. (2004 to 2009).  From 2003 to 2012, General McPeak was Chairman of Ethicspoint, Inc., a Portland, Oregon-based startup that became a leading provider of risk management and compliance software-as-a-service. In February 2012, Ethicspoint was bought by a private equity firm, merged with other companies and rebranded as NAVEX Global. General McPeak remains a board member of NAVEX Global. He currently serves as Chairman of Coast Plating, Inc., a Los Angeles-based, privately held provider of metal processing and finishing services, primarily to the aerospace industry. In 1992, San Diego State University honored General McPeak with its first ever Lifetime Achievement Award. In 1995, George Washington University gave him its Distinguished Alumni Award, the “George.” He was among the initial seven inductees to the Oregon Aviation Hall of Honor. He is a member of the Council on Foreign Relations, New York City, and in 2008 and 2009 was a national co-chairman of Obama for President. In 2011, General McPeak became Chairman of the American Battle Monuments Commission, the federal agency that oversees care and maintenance of 24 cemeteries abroad that constitute the final resting place for almost 125,000 American war dead.

Charles M. Stivers, Age 50 Mr. Stivers has been a member of our Board of Directors since 2004. He also served as our Chief Financial Officer from 2004 until January 2006. Mr. Stivers has over 26 years accounting experience and over 21 years of experience within the energy industry. He owns and operates Charles M. Stivers, C.P.A., which specializes in the oil and gas industry and has clients located in fourteen different states. Mr. Stivers served as Treasurer and Chief Financial Officer for Clay
Resource Company and Senior Tax and Audit Specialist for Gallaher and Company. He received a Bachelor of Science degree in Accounting from Eastern Kentucky University.

Don A. Turkleson, Age 58.  Mr. Turkleson has been a member of our Board of Directors since January 2011. Mr. Turkleson has over 35 years of accounting and financial experience with emphasis in the oil and gas business.  He is currently Vice President and Chief Financial Officer for Gulf Coast Energy Resources, LLC, a privately-held oil and gas exploration company, a position he has held since April 2012. He served as Chief Financial Officer at Laurus Energy, Inc., a privately held company located in Houston, from January 2010 to April 2012.  Prior to joining Laurus Energy, he was Senior Vice President and CFO for Cheniere Energy, Inc. where he worked from 1997 to June 2009.   Mr. Turkleson also served as Vice President - Finance for PetroCorp Incorporated, a publicly traded oil and gas exploration and production company where he worked from 1983 to 1996.    He began his career at Arthur Andersen & Co. in 1975 where he worked as a certified public accountant for eight years, principally with oil and gas industry clients. Mr. Turkleson received a Bachelor of Science in Accounting from Louisiana State University, and is a Certified Public Accountant.  He also serves on the board of directors of the general partner of Cheniere Energy Partners, L.P., a publicly traded master limited partnership.

There are no family relationships between any of the executive officers and directors, except as set forth above. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. As a term of the acquisition of Cook Inlet, we agreed Cook Inlet's owners would be represented by a seat on our Board of Directors for a period of three years from December 11, 2009. Mr. Hall has initially been designated as the director representing Cook Inlet's prior owners. In the event Mr. Hall should die or otherwise become incapacitated or unavailable to act as director, Mr. Wilcox, who is currently CIE's President, will be designated as the successor director.

Director Qualifications
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
Deloy Miller - Mr. Miller has extensive experience as a seasoned gas and oil professional and is the founder of our company.  Mr. Miller has more than 40 years of experience in the drilling and production business in the Appalachian basin, extensive geological knowledge of Tennessee and Kentucky, training in the reading of well logs, and particular familiarity with our operations as our founder, former Chief Executive Officer, and current Chief Operating Officer.

Scott M. Boruff - Mr. Boruff has experience in the financial industry, specializing in investment banking consulting services that included structuring of direct financings, recapitalizations, mergers and acquisitions and strategic planning with an emphasis in the gas and oil field.

David M. Hall - Mr. Hall has a comprehensive knowledge of our Alaskan operations, with nearly 20 years of experience with our Alaskan assets, together with engineering expertise in which he trained as both an electrical engineer and industrial engineer.

Herman E. Gettelfinger - Mr. Gettelfinger has over 35 years of experience in the gas and oil drilling and exploration business including as co-owner and President of Kelso Oil Company, one of East Tennessee's largest distributors of motor oils, fuels and lubricants to the industrial and commercial market.

Gerald Hannahs - Mr. Hannahs has over 30 years of experience in the oil and gas industry and the investment business, including as co-founder of Texarkoma Crude & Gas Company which drilled wells in Tennessee and Alabama in the 1980's.

Merrill A. McPeak - General McPeak has extensive experience in management consulting and a successful military career, including his position  as Chief of Staff of the U.S. Air Force and a member of the Joint Chiefs of Staff.  General McPeak currently serves or has served in the past on the Board of Directors of a number of publicly traded companies.

Charles M. Stivers - Mr. Stivers, a certified public accountant, has over 26 years of experience in accounting and over 21 years of experience within the energy industry.  Mr. Stivers owns and operates an accounting firm that specializes in the oil and gas industry with clients in fourteen different states.

David J. Voyticky - Mr. Voyticky has over 15 years of domestic and international mergers and acquisitions, restructuring and financing experience and education and training, with experience as an independent consultant to companies in the middle market on value maximization strategies, providing strategic and capital markets advice to high growth businesses.

Don A. Turkleson - Mr. Turkleson, a certified public accountant, has over 35 years of accounting and financial experience in the oil and gas industry.  He currently serves as Vice President and Chief Financial Officer for Gulf Coast Energy Resources, LLC, and has served as CFO for Laurus Energy, Inc. and Cheniere Energy, Inc.

In addition to the each of the individual skills and background described above, the Nominating and Corporate Governance Committee and our Board also concluded that each of these individuals will continue to provide knowledgeable advice to our other directors and to senior management on numerous issues facing our company and on the development and execution of our strategy.

Director Compensation

Executive officers of our company or its subsidiaries who are also members of the Board of Directors do not receive any compensation specifically for their services as directors.
On May 27, 2011 the Board adopted a compensation policy for its outside directors, consisting of certain cash payments and an annual grant of an option to purchase 40,000 shares of our common stock at a price equal to the price at the close of business on the date of award, vesting in one year. The cash compensation is comprised of an annual retainer of $20,000, and a per board meeting payment of $1,000. An outside director is also paid $500 for attendance at a committee meeting, and $500 for telephonic attendance of a board or committee meeting. Instead of the $20,000 retainer, our lead independent director receives a $30,000 annual retainer. The chairman of each of our committees receives an additional retainer as follows: Audit, $7,500; Compensation, $5,000; and Nominating and Corporate Governance, $2,500.
The following table provides information about compensation paid to our non-employee directors during fiscal 2012 for their services as directors. The value of the securities issued reflects the aggregate grant date fair value computed in accordance with ASC Topic 718. While options were granted to these individuals as described below, because not all of these options have vested by the end of fiscal 2012 and the grant is subject to continued Board service, under generally accepted accounting principles, we recognize compensation expense for these grants over the vesting period.

Name[1]	Fees Paid or Earned in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Herman E. Gettelfinger [2]	$—	$30,000	$160,164	$—	$—	$—	$190,164
Jonathan S. Gross [3]	—	35,000	160,164	—	—	—	195,164
Merrill A. McPeak [4]	—	50,500	160,164	—	—	—	210,664
Charles M. Stivers [5]	—	35,500	160,164	—	—	—	195,664
Don A. Turkleson [6]	—	43,500	160,164	—	—	—	203,664
———————————

[1]	Subsequent to the end of fiscal 2012, Mr. Hannahs joined the Board. Accordingly, no compensation was recorded for him during fiscal 2012.

[2]	Mr. Gettelfinger was granted options to purchase an aggregate of 40,000 shares of our common stock at an exercise price of $5.89 per share on May 27, 2011, with a one year vesting schedule.

[3]
Mr. Gross was granted options to purchase an aggregate of 40,000 shares of our common stock at an exercise price of $5.89 per share on May 27, 2011, with a one year vesting schedule. Subsequent to our fiscal year end, Mr. Gross resigned from the Board and his stock options terminated in accordance with their own terms.

[4]
General McPeak was granted options to purchase an aggregate of 40,000 shares of our common stock at an exercise price of $5.89 per share on May 27, 2011, with a one year vesting schedule and a total of $155,693 in compensation expense, of which $144,811 was recorded during fiscal year 2012.

[5]	Mr. Stivers was granted options to purchase an aggregate of 40,000 shares of our common stock at an exercise price of

$5.89 per share on May 27, 2011, with a one year vesting schedule.

[6]	Mr. Turkleson was granted options to purchase an aggregate of 40,000 shares of our common stock at an exercise price of $5.89 per share on May 27, 2011, with a one year vesting schedule.

EXECUTIVE OFFICERS
The following individuals are our executive officers. Executive officers of our company are appointed by the Board of Directors and serve at the pleasure of the Board.

Name	Positions
Scott M. Boruff	Chief Executive Officer
Deloy Miller	Chief Operating Officer
David J. Voyticky	President, Acting Chief Financial Officer
David M. Hall	Chief Executive Officer of Cook Inlet Energy, LLC
Kurt C. Yost	Senior Vice President and General Counsel
Catherine A. Rector	Vice President and Chief Accounting Officer

Scott M. Boruff, Age 49.  For information regarding Mr. Boruff, please see “Board of Directors” which appears earlier in this Annual Report.

Deloy Miller, Age 65.  For information regarding Mr. Miller, please see “Board of Directors” which appears earlier in this Annual Report.

David J. Voyticky, Age 43. For information regarding Mr. Voyticky, please see “Board of Directors” which appears earlier in this Annual Report.

David M. Hall, Age 43. For information regarding Mr. Hall, please see “Board of Directors” which appears earlier in this Annual Report.

Kurt C. Yost, Age 40. Mr. Yost was hired as our Senior Vice President and General Counsel in May 2012. He has nearly fifteen years of corporate and commercial law experience.  From April 2011 to May 2012, Mr. Yost was General Counsel for Northrock Partners, a startup nutritional supplement manufacturer and distribution company.  From March 2010 to March 2011, he was in-house counsel and later General Counsel at Max International, LLC, a nutraceutical manufacturing and distribution company.  He worked at several law firms in New York City from September 1997 to March 2010, including Pepper Hamilton LLP (July 2007-March 2010), Allen & Overy LLP (April 2003 - January 2006), Bingham McCutchen LLP (February 2001 - April 2003), and Mayer Brown LLP (September 1997 - February 2001).  While at these New York firms, Mr. Yost represented many of their largest corporate clients on a variety of matters ranging from corporate financings to mergers and acquisitions. He is a contributing author to the treatise, “Securities Practice and Electronic Technologies,” (John R. Hewitt and James B. Carlson, eds. (2006)).  Mr. Yost received a J.D. from the University of Virginia School of Law in 1997, and graduated summa cum laude from Temple University in 1994, with a B.B.A in Economics and Finance.  He is admitted to practice law in New York and Utah.

Catherine A. Rector, Age 49. Ms. Rector was hired as our Vice President and Chief Accounting Officer in July 2012. Ms. Rector, a Certified Public Accountant, has 20 years of accounting experience including experience with Sarbanes Oxley compliance, financial reporting, and public accounting. Ms. Rector was previously the Director of Financial Reporting and Accounting Consolidations at Sitel Worldwide Corporation from 2011 - 2012, a Senior Manager with Rodefer Moss & Co, PLLC from 2009-2011, and Controller at CapStar Bank from 2007-2009. She holds a BBA in Accounting from Middle Tennessee State University.

Involvement in Certain Legal Proceedings

There are no legal proceedings to which any director, director nominee, officer or affiliate of our company, any owner of record or beneficially of more than 5% of common stock, or any associate of any such director, officer, affiliate of our company or security holder is a party adverse to our company or any of our subsidiaries or has a material interest adverse to us.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal 2012, other than one report which Mr. Stivers failed to file regarding an acquisition of stock through an entity he controls. The foregoing form was subsequently filed by Mr. Stivers.

CORPORATE GOVERNANCE

Summary of Corporate Governance Framework

Our Amended and Restated By-Laws, the charters of each Board committee, the independent status of a majority of our Board of Directors, our Corporate Governance Guidelines, our Code of Conduct, and our Insider Trading Policy provide the framework for our corporate governance. Copies of our Amended and Restated By-Laws, charters, Corporate Governance Guidelines, Code of Conduct, and Insider Trading Policy may be found on our website at www.millerenergyresources.com.  Copies of these materials also are available without charge upon written request to our Corporate Secretary.

We are committed to maintaining the highest standards of honest and ethical conduct in running our business efficiently, serving our shareholders' interests and maintaining our integrity in the marketplace. To further this commitment, we have adopted our Code of Conduct, which applies to all our directors, officers and employees. Additionally, we have adopted our Insider Trading Policy, which prohibits disclosure of, or trading in our securities on the basis of, material, non-public information, trading in our securities during certain “black-out” periods surrounding our periodic reports and certain events, and imposes other restrictions on our directors, officers, and employees. We also have adopted and published to all employees our Whistleblower Notice establishing procedures by which any employee may bring to the attention of our Audit Committee any concern regarding accounting, internal control or other auditing issues affecting our company or any improper activities of any officer or employee. Reports may be made anonymously.

Code of Conduct

In 2011, we adopted a new Code of Business Conduct and Ethics, which expanded significantly over our previous code of conduct. Our new Code of Business Conduct and Ethics sets forth a much broader statement of policy on our fundamental principles of honesty, loyalty, fairness, and forthrightness, and promotes our objectives of:

•	Honest and ethical conduct, including the handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in all reports and documents required to be filed with governmental authorities and in other public communications;

•	Compliance with the applicable government and self-regulatory organization laws, rules and regulations;

•	Prompt internal reporting of violations; and

•	Accountability for compliance with the Code of Business Conduct.

Our Code of Business Conduct and Ethics applies to all of our directors, officers, and employees, and each of them must certify their commitment to comply with the Code in writing.

Insider Trading Policy

In March 2011, our Board adopted our insider trading policy which applies to directors, officers and employees of our company, including our subsidiaries. Our insider trading policy appears on our website www.millerenergyresources.com. Generally, these persons are prohibited from trading in our securities, directly or through family members or other persons or entities, if the person is aware of material nonpublic information relating to our company. Similarly, these persons are prohibited from trading in the securities of any other company if they are aware of material nonpublic information about that company which was obtained in the course of the person's employment with our company, including our subsidiaries. These persons are also prohibited from passing on material nonpublic information to others or recommend the purchase or sale of any securities when they are aware of material nonpublic information - a practice sometimes known as “tipping.” In an effort to help prevent inadvertent violation of federal securities laws and avoid even the appearance of trading on the basis of material nonpublic information, all directors, executive officers subject to Section 16 of the Securities Exchange Act of 1934 and certain designated employees who have access to material nonpublic information are generally prohibited from trading in our securities during quarterly blackout periods which begin two weeks before the filing of our quarterly or annual report is due, and end after the second full business day following the filing of that report, as well as during certain event-specific blackouts. Directors and executives officers must also pre-clear all transactions in our securities.

Whistleblower Notice and Anonymous Reporting Hotline

In 2011, we improved our mechanism for anonymous reporting of concerns by contracting with a third-party service provider to administer a hotline and website that ensures complete anonymity for anyone wishing to express concern or report inappropriate behavior. The reports are sent to designated members of our Legal and Accounting Departments, who investigate each report and bring their findings to senior management, and when warranted, to the Chairman of the Audit Committee of the Board of Directors.

Board Leadership Structure and Board's Role in Risk Oversight

The Board of Directors oversees our business affairs and monitors the performance of management.  In accordance with our corporate governance guidelines, the Board of Directors does not involve itself in day-to-day operations.  The directors keep themselves informed through discussions with the Chief Executive Officer, our President, and our Chief Financial Officer and by reading the reports and other materials that we send them and by participating in Board of Directors and committee meetings.  Directors are elected for a term of one year.  Our directors hold office until their successors have been elected and duly qualified unless the director resigns or by reason of death or other cause is unable to serve in the capacity of director. If any director resigns, dies or is otherwise unable to serve out his or her term, or if the Board increases the number of directors, the Board may fill any vacancy by a vote of a majority of the directors then in office, although less than a quorum may exist. A director elected to fill a vacancy shall serve for the unexpired term of his or her predecessor.

While our Chairman of the Board and Chief Executive Officer positions are held by two different individuals, Mr. Miller, our Chairman, is also Chief Operating Officer of our company and is therefore not independent.  Accordingly, in July 2010 our independent directors created the position of Lead Director. Individuals eligible to serve as our Lead Director must be an independent member of our Board, and the director appointed as Lead Director serves for a one year term. In July 2010 General McPeak was first appointed as Lead Director and he has been re-appointed to that position twice, in 2011 and 2012.  We believe this structure represents an appropriate allocation of roles and responsibilities for our company at this time. This arrangement allows our Lead Director to lead the Board in its fundamental role of providing independent advice to and oversight of management and our Chief Executive Officer to focus on our day-to-day business and strategy and convey the management perspective to other directors.

To assist in its governance, our Board has formed three standing committees composed entirely of independent directors: Audit, Compensation, and Nominating and Corporate Governance. A discussion of each committee's function is set forth below.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including credit risk, liquidity risk, operational risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management.  In its risk oversight role, the Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.  To do this, the Chairman of the Audit Committee and other members of our Board of Directors meet regularly with management to discuss strategy and risks we face. Our Chief Financial Officer or Controller and our General Counsel attend many of the Board meetings and are available to address any questions or concerns raised by the Board on risk management and any other matters. The Lead Director and independent members of the Board work together to provide strong, independent oversight of our management and affairs through its standing committees and, when necessary, special meetings of independent directors.

Board of Directors Meetings and Attendance

During fiscal 2012, the Board of Directors and its committees held 35 meetings. No director attended, either in person or via telephone, fewer than 94% of the aggregate of all meetings of the Board of Directors and committees, if any, on which each director served.

Annual Meeting Attendance

Our common stock is listed on the New York Stock Exchange.  Rules of the New York Stock Exchange require that we hold an annual meeting of shareholders no later than one year after the end of our fiscal year.  We do not have a policy requiring Board members to attend the annual meeting of shareholders, but we encourage them to do so. All nine members of our Board of Directors attended our last annual meeting of shareholders held on April 3, 2012.

Communications with Directors

Shareholders may communicate at any time with any of our directors, our independent directors as a group, or the entire Board by writing to them at Miller Energy Resources, Inc., Attention: Corporate Secretary, 9721 Cogdill Road, Suite 302, Knoxville, TN  37932 or by faxing a communication to (865) 691-8209.

BOARD COMMITTEES

The Board of Directors has standing Audit, Compensation and Nominating and Corporate Governance committees.  Each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee has a written charter. The charters are available on our website at www.millerenergyresources.com.  Messrs. Miller, Boruff, Hall, and Voyticky, who are not independent directors, are not members of any committee of our Board of Directors.  Information concerning the current membership and function of each committee is as follows:

Board of Directors Committee Membership

Director	Audit Committee Member	Compensation Committee Member	Nominating and Governance Committee Member
Herman E. Gettelfinger			✓
Charles M. Stivers	✓	✓
Gerald Hannahs		✓	✓ [1]
Merrill A. McPeak	✓	✓ [1]
Don A. Turkleson	✓ [1]		✓

1           Denotes Chairperson.

Audit Committee.  The Audit Committee assists the Board in fulfilling its oversight responsibility relating to:

•	the integrity of our financial statements;

•	our compliance with legal and regulatory requirements; and

•	the qualifications and independence of our independent registered public accountants.

The Audit Committee is composed of three directors, all of whom have been determined by the Board of Directors to be “independent,” as defined by the New York Stock Exchange Listed Company Manual.    The Board has determined that Mr. Turkleson, the Chairman of the Audit Committee, and Mr. Stivers, each qualify as “audit committee financial experts” as defined by the SEC. The report of the committee is included in this Annual Report.  During fiscal 2012, the Audit Committee held 13 meetings.

Compensation Committee. The Compensation Committee is responsible for overseeing our compensation programs and practices, including our executive compensation plans and incentive compensation plans, as well as the compensation of our Chief Executive Officer.  The Chief Executive Officer provides input to the Compensation Committee with respect to the individual performance and compensation recommendations for the other executive officers.  Although the committee's charter authorizes the committee to retain an independent consultant, no third party compensation consultant was engaged for fiscal 2012.  The Compensation Committee is composed of three directors, all of whom have been determined by the Board of Directors to be “independent,” as defined by the New York Stock Exchange Listed Company Manual.  During fiscal 2012, the Compensation Committee held 4 meetings.

The Compensation Committee analyzes on an annual basis the actual or anticipated effect (including, as appropriate, a deterrent effect) that our compensation policies and practices have had or may have on our employees with respect to creating any excessive and undesirable risk-taking in the performance of their duties for us. The Compensation Committee then makes a determination, on an annual basis, as to whether any of our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company. On August 14, 2012, the Compensation Committee reviewed our current compensation policies and practices and determined that they do not create any such risks.

The Compensation Committee seeks to discourage and deter inappropriate risk taking through the compensation programs it adopts and implements for our named executive officers and our employees generally. We believe that the compensation-related programs employed by us are consistent with those objectives and align our employees' incentives for risk taking with the best long-term best interests of our shareholders. These programs provide a holistic approach to compensation that provides a mix of fixed and variable compensation, with the variable component impacting both short-term cash compensation and long-term equity compensation.

Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee:

•	recommends the slate of director nominees for election to our Board of Directors;

•	identifies and recommends candidates to fill vacancies occurring between annual shareholder meetings;

•	reviews the composition of Board committees; and

•	monitors compliance with, reviews, and recommends changes to our various corporate governance policies and guidelines.

The committee also prepares and supervises the Board's annual review of director independence and the Board's annual self-evaluation. The Nominating and Corporate Governance Committee is composed of three directors, all of whom have been determined by the Board of Directors to be “independent,” as defined by the New York Stock Exchange Listed Company Manual.  The Nominating and Corporate Governance Committee held 5 meetings in fiscal 2012.

A majority of the persons serving on our Board of Directors must be “independent.” Thus, the committee has considered transactions and relationships between each director or any member of his or her immediate family and us or our affiliates, including those reported under “Certain Relationships and Related Transactions” below. The committee also reviewed transactions and relationships between directors or their affiliates and members of our senior management or their affiliates.  As a result of this review, the committee affirmatively determined that each of Messrs. Gettelfinger, Hannahs, McPeak, Stivers, and Turkleson are independent.

The committee considers all qualified candidates for our Board of Directors identified by members of the committee, by other members of the Board of Directors, by senior management and by our shareholders. The committee reviews each candidate including each candidate's independence, skills and expertise based on a variety of factors, including the person's experience or background in management, finance, regulatory matters and corporate governance. Further, when identifying nominees to serve as director, while we do not have a policy regarding the consideration of diversity in selecting directors, the Nominating and Corporate Governance Committee seeks to create a Board that is strong in its collective knowledge and has a diversity of skills and experience with respect to accounting and finance, management and leadership, vision and strategy, business operations, business judgment, industry knowledge and corporate governance. In addition, prior to nominating an existing director for re-election to the Board of Directors, the Nominating and Corporate Governance Committee will consider and review an existing director's Board and committee attendance and performance, length of Board service, experience, skills and contributions that the existing director brings to the Board, equity ownership in our company and independence.

The committee follows the same process and uses the same criteria for evaluating candidates proposed by shareholders, members of the Board of Directors and members of senior management. Based on its assessment of each candidate, the committee recommends candidates to the Board. However, there is no assurance that there will be any vacancy on the Board at the time of any submission or that the committee will recommend any candidate for the Board.

Shareholder nominations

Shareholders who would like to propose a candidate may do so by submitting the candidate's name, resume and biographical information to the attention of our Corporate Secretary. All proposals for nomination received by the Corporate Secretary will be presented to the committee for appropriate consideration.  It is the policy of the Nominating and Corporate Governance Committee of the Board of Directors of the company to consider director candidates recommended by shareholders who appear to be qualified to serve on the company's Board of Directors.  The Nominating and Corporate Governance Committee may choose not to consider an unsolicited recommendation if no vacancy exists on the Board of Directors and the Nominating and Corporate Governance Committee does not perceive a need to increase the size of the Board of Directors.  In order to avoid the unnecessary use of the Nominating and Corporate Governance Committee's resources, the Nominating and Corporate Governance Committee will consider only those director candidates recommended in accordance with the procedures set forth below.  To submit a recommendation of a director candidate to the Nominating and Corporate Committee, a shareholder should submit the following information in writing, addressed to the Corporate Secretary of our company at our main office:

1.           The name and address of the person recommended as a director candidate;

2.           All information relating to such person that is required to be disclosed in solicitations of proxies for election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended;

3.           The written consent of the person being recommended as a director candidate to be named in the proxy statement as a nominee and to serve as a director if elected;

4.           As to the person making the recommendation, the name and address, as they appear on our books, of such person, and number of shares of our common stock owned by such person; provided, however, that if the person is not a record holder of our common stock, the person should submit his or her name and address along with a current written statement from the record holder of the shares that reflects the recommending person's beneficial ownership of our common stock; and

5.           A statement disclosing whether the person making the recommendation is acting with or on behalf of any other person and, if applicable, the identity of such person.

ITEM 11.     EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis provides information about the fiscal 2012 compensation program for our fiscal 2012 named executive officers, including:

•	Scott M. Boruff, Chief Executive Officer, our principal executive officer;

•	Paul W. Boyd, Chief Financial Officer, our principal financial officer, who served in that position until September 19, 2011;

•	David J. Voyticky, President and Acting Chief Financial Officer, our principal financial officer, who has served in each position from June 9, 2011 and September 19, 2011, respectively;

•	Deloy Miller, Chief Operating Officer; and

•	David M. Hall, the Chief Executive Officer of Cook Inlet Energy.

I.    Our Decision Making Climate: Fiscal 2012 Corporate Performance

During fiscal 2012, we continued to work to monetize our business in Alaska acquired during fiscal 2010 and 2011. Our revenues increased by 55% or $12.6 million to $35.4 million compared to $22.8 million in the previous fiscal year, which was primarily due to increased production from the Alaska acquisition as well as increased oil and gas prices. Total net production (including fuel gas) increased 24% to 405,799 BOE in fiscal 2012 compared to 327,712 BOE for fiscal 2011.

We entered into a $100 million credit facility that allowed us to purchase a custom drilling rig for our Osprey offshore platform, Rig-35, and paid off our previous line of credit that had kept our development plans on track while we sought the credit facility.

We added personnel to our corporate team to improve our financial reporting and internal controls. We completed modifications and improvements to our onshore drilling rig, Rig 34, allowing us to use the rig in Alaska. We also renegotiated our Alaskan crude oil sales contract, which resulted in the price that we receive for our oil being tied to the Alaska North Slope index instead of the previous WTI Crude index. The Alaska North Slope pricing has historically averaged approximately $15 higher than WTI Crude on a per barrel basis. We timely filed all of our SEC reports after the 2011 10-K.

Subsequent to our fiscal 2012 year end, we added two new executive officers to lead our Legal and Financial Reporting teams. We also completed the installation of Rig-35 on the Osprey platform, and expect to see increased production in fiscal 2013 as we re-work, re-drill, and optimize our Osprey wells. Perhaps most importantly, we refinanced our Guggenheim line of credit with Apollo Investment Corporation at a lower interest rate and a longer term for repayment. The Apollo credit facility has a larger initial borrowing base, and should provide us with the capital needed to fund our aggressive drilling program in fiscal 2013.

II.    Compensation Philosophy

Objectives, Elements, Design

Miller Energy has seen significant growth and change in the past three fiscal years. Because of this growth, our compensation program has evolved during this time. The objectives of our compensation program are to attract, motivate, and retain the key executives who drive our success and industry leadership. The underlying tenets of the compensation program were established in fiscal 2011, including the baseline for named executive officers' salaries and option grants reflected in their employment agreements. Our Compensation Committee reviews the effectiveness and competitiveness of these packages on an ongoing basis, and considered the results of the “Say-On-Pay” vote at our April 3, 2012 shareholder meeting in its latest review. Our shareholders voted to approve the executive compensation program at that meeting, and accordingly, the Compensation Committee has continued to base our executive compensation program on the foundation set in fiscal 2011.

Each named executive officer's compensation package is comprised of the following elements:

•	Base salary

•	Incentive-based bonus

•	Long term stock-based incentives

•	Other benefits, including health and life insurance, or car allowances or use of a company vehicle.

Our compensation program is designed to meet our objectives of attracting, motivating and retaining our named executive officers through a compensation package that:

•	provides competitive total compensation including stock-based compensation, encouraging our executive officers to act as owners with an equity stake in Miller Energy;

•	provides a significant portion of total compensation linked to performance that we believe will create long-term shareholder value;

•	differentiates rewards based on the executive officer's contributions to our performance;

•	enhances retention by having a significant percentage of executive officer total compensation subject to multi-year vesting; and

•	does not encourage unnecessary and excessive risk taking.

This program is designed to reward our named executive officers for performance that is in the best interest of our shareholders and meets the specific goals for each named executive officer set by the Compensation Committee each year. It also incentivizes our named executive officers to continue their employment with us, and encourages them to think long term with respect to the company's development and operations.

Generally, the Compensation Committee meets during the first quarter of the fiscal year to determine whether to award incentive compensation awards for the fiscal year that has just been completed. At that meeting, base salaries and long term stock-based incentive awards are also considered.

Benchmarking: Peer Companies.

We compete with other independent oil and gas exploration companies and small and mid-market capitalization U.S. companies for senior executive talent. While each executive's salary and other terms of his compensation are negotiated individually upon hire, we try to establish similar terms across our executives' compensation packages. In fiscal 2011, we reviewed the market competitiveness of our executive compensation relative to industry peers in order to provide a baseline for our named executive officers' compensation, which is reflected in each executive employment agreement we have entered into. The Compensation Committee reviewed publicly available executive compensation data for peer companies. Because it is our practice to enter into long-term employment agreements, we do not conduct this benchmarking process every year. The Compensation Committee expects to conduct a similar review when Mr. Boruff's employment agreement is up for renewal in August 2013.

The following list identifies the companies the Compensation Committee included in this peer group when it amended Mr. Boruff's employment agreement during fiscal 2011:

Abraxas Petroleum Corp., Approach Resources, Inc., ATP Oil & Gas Corp. , Berry Petroleum Co., Bill Barrett Corp., BPZ Resources, Inc., Breitburn Energy Partners L.P. , CAMAC Energy Inc. , Carrizo Oil & Gas Inc., Clayton Williams Energy Inc., Comstock Resources Inc., Contango Oil & Gas Co., Delta Petroleum Corp., Dorchester Minerals LP, Encore Energy Partners LP, Endeavour International Corporation, Energy Partners Ltd., EV Energy Partners LP, FX Energy Inc., GeoResources, Inc., Goodrich Petroleum Corp., Gulfport Energy Corp., Harvest Natural Resources Inc., Houston American Energy Corp., Hyperdynamics Corporation, Kodiak Oil & Gas Corp., Legacy Reserves Lp, Magnum Hunter Resources Corp., McMoRan Exploration Co., North European Oil Royalty Trust, Northern Oil and Gas, Inc., Panhandle Oil and Gas Inc., Penn Virginia Corp., Petroleum Development Corporation, PetroQuest Energy Inc., Resolute Energy Corporation, Rex Energy Corporation, Rosetta Resources, Inc., Stone Energy Corp., Swift Energy Co., TransAtlantic Petroleum Ltd., Vaalco Energy Inc., Vanguard Natural Resources, LLC, Venoco, Inc., W&T Offshore Inc., Warren Resources Inc.

Decision Making Process

The Compensation Committee sets and reviews the overall goals of our executive compensation program and the elements of the program, including the mix of cash and stock-based compensation and the mix of short-term and long-term compensation, to determine whether they are appropriate, properly coordinated, and achieve their intended purposes. From time to time, the Compensation Committee may make modifications or revisions to existing compensation plans and adopt new plans. Once the results of the previous fiscal year are available for review, which usually occurs in the first quarter of the subsequent fiscal year, the Compensation Committee meets for the purposes of:

•	Designing our Compensation Program. Establishing the overall design and governance of our executive compensation program.

•	Reviewing Performance for Prior Fiscal Year. Adjusting base salary and approving actual incentive awards based on each executive officer's performance for the just-completed fiscal year.

•	Setting Compensation Opportunities for Current Fiscal Year. Determining future compensation targets and maximum awards for our executive officers for a fiscal year.

The following table depicts the roles of management, the Compensation Committee, and our Board of Directors in recommending or approving actions relating to the compensation of our executive officers.

Action	For the Chief Executive Officer	For Other Executive Officers
Design compensation program	Compensation Committee	Compensation Committee
Establish target and maximum Incentive Plan awards	Compensation Committee	Compensation Committee
Performance appraisal	Compensation Committee	CEO
Recommend base salary adjustments	Compensation Committee	CEO and Compensation Committee
Approve base salary adjustments	Board of Directors	Board of Directors
Recommend Incentive Plan awards (including cash bonuses)	Compensation Committee	CEO and Compensation Committee
Approve Incentive Plan awards (including cash bonuses.	Board of Directors	Board of Directors

Risk-Limiting Factors

The Compensation Committee has determined that the structure of our compensation program for executive officers does not incentivize unnecessary or excessive risk taking. The base salary component of compensation does not encourage risk-taking because it is a fixed amount. The current incentive awards have the following risk-limiting characteristics:

•	Cash bonus awards to each executive officer for fiscal 2012 took into account the executive's base salary, performance, and whether the executive met specific goals set by the Compensation Committee.

•	Awards are made based on a review of a variety of indicators of performance, thus diversifying the risk associated with any single indicator of performance.

•	Members of the Board of Directors, upon the recommendation of the Compensation Committee, approve the final incentive awards in their discretion, after reviewing executive and corporate performance.

III.    Current Compensation: Base Salary and Annual Incentive Bonuses

The following table is intended to provide an overview of the base salary and incentive compensation that our named executive officers were awarded for their performance in fiscal 2012. The table sets forth the base salaries and the cash and stock-based incentive compensation they were awarded for fiscal 2010 - 2012, providing simple year-over-year comparisons.

Named Executive Officer	Year	Base Salary[1]	Bonus	Stock Awards[2]	Total Direct Compensation for Fiscal Year Performance[3]
Scott M. Boruff	2012	$500,000	$118,000	$1,123,000	$1,741,000
	2011	341,146	1,084,047	888,875	2,326,772
	2010	260,228	576,547	578,000	1,427,415
David J. Voyticky[4]	2012	470,193	450,000	1,131,650	2,051,843
Paul W. Boyd	2012	176,539	—	—	182,539
	2011	177,346	91,000	—	274,346
	2010	133,943	—	—	139,943
Deloy Miller	2012	205,000	—	275,000	480,000
	2011	200,000	60,000	—	261,277
	2010	203,846	—	—	205,007
David M. Hall[5]	2012	205,000	—	308,858	513,858
	2011	195,000	56,000	—	251,000
	2012	75,000	—	—	75,000

[1]
The amounts in this column reflect base salary paid during the fiscal year, including any amounts paid following base salary changes for the fiscal year in connection with annual review or at promotion.

[2]
This column reflects only stock grants, not options. These stock grants were made to Mr. Boruff in accordance with his employment agreement, and we chose to pay out a portion of Mr. Boruff's incentive bonus in restricted stock. Mr. Voyticky also received a portion of his incentive bonus in restricted stock. The incentive bonuses are discussed in more detail below.

[3]
This column includes additional compensation including items such as car allowances. Mr. Boruff received an additional $12,475 in 2012, $12,704 in 2011 and $12,640 in 2010, which was related to a $1,000 per month auto allowance and compensation related to personal use of a company vehicle. Mr. Miller received an additional $6,375 in 2012, $1,277 in 2011 and $1,161 in 2010, derived from personal use of a company vehicle in each of those years. This compensation was valued on the basis of the aggregate incremental cost to the Company and calculated per applicable annual lease value table rates. Mr. Boyd received an additional $6,000 for 2012, 2011 and 2010, which were attributable to a $500 per month auto allowance.

[4]
Mr. Voyticky was hired as our President during the first quarter of fiscal 2012. Mr. Boyd stepped aside as CFO in the second quarter of fiscal 2012. Base Salary for 2012 and 2011 includes $50,000 and $300,000, respectively, for consulting work done prior to employment and a $250,000 bonus in 2012 was also paid while Mr. Voyticky was still a consultant.

[5]	Mr. Hall became CEO of Alaska Operations on December 14, 2009, which was during the third quarter of fiscal 2010.

This table is intended to supplement, not replace, the Summary Compensation Table on page 27-28, which presents the fiscal year 2012 compensation of our named executive officers in the format required by SEC rules. This table does not include long-term stock-based incentives, which are addressed in Part IV: Long Term Incentive Compensation.

Base Salaries

A competitive base salary for each of our employees is essential to our ability to compete with other independent oil and gas exploration companies and small and mid-market capitalization U.S. companies in attracting and retaining senior executive talent. The Compensation Committee sets base salaries at hiring and reviews base salaries by considering the following:

•
The scope and complexity of the responsibilities of each position; the training, knowledge, and experience required to perform the job; the recruiting challenges and opportunities associated with the position; the risks and opportunities associated with hiring at the higher and lower ranges of the position skill sets; the expected autonomy of the job; and for current executives, the company-specific experience, seniority, performance, and compatibility.

•	The benchmarking process described above; and where applicable, industry or position specific surveys.

The Compensation Committee reviews base salaries annually, usually at the same time as the determination of incentive compensation bonuses.

For fiscal 2012, our named executive officers had the following annualized base salaries:

•	Mr. Boruff - $500,000

•	Mr. Voyticky - $475,000

•	Mr. Miller - $205,000

•	Mr. Hall - $205,000

•	Mr. Boyd - $185,000

Incentive Compensation Bonuses

Following the end of fiscal 2011, the Compensation Committee devoted one of its meetings in the first quarter of fiscal 2012 to a comprehensive discussion of all executive officers' performance and long-term potential. The meeting was attended by the members of the Compensation Committee, Mr. Boruff, and Mr. Boyd. The Compensation Committee also reviewed information prepared by our senior management that set forth each executive officer's historical earnings, the value of outstanding and unvested equity awards, current holdings of shares of Miller Energy common stock, any perquisites and benefits, and, if applicable, any potential severance payments and benefits. Based on its discussions at this meeting and recommendations from Mr. Boruff, the Compensation Committee established the target amount of each executive officer's incentive award for fiscal 2012 and any base salary adjustments for fiscal 2012 after considering an evaluation of the executive officer's performance for the just-completed fiscal year, as prepared and presented by Mr. Boruff. Mr. Boruff did not make recommendations on his own compensation.

The Compensation Committee also used the meeting to set compensation opportunities for our executive officers for fiscal 2012. The Compensation Committee established a framework which set forth a minimum revenue threshold and a target revenue goal, as well as a minimum adjusted earnings before interest, tax, depreciation, amortization, accretion, and other non-cash expenses such as equity related compensation, gains or losses on derivatives or other assets and exploration expense (referred to as Adjusted EBITDA) threshold and a target Adjusted EBITDA goal.

These thresholds and goals were the same for each named executive officer. At a subsequent first quarter meeting, the Compensation Committee set specific individual performance metrics for Mr. Boruff, Mr. Voyticky, and Mr. Boyd. This framework established that the target incentive bonuses would be set at a percentage of each named executive officer's base salary. It further broke down how each metric would relate to the earning of a portion of the incentive bonus, as follows:

Named Executive officer	Percent of Salary	Revenue Metric	Adjusted EBITDA Metric	Performance Metrics
Mr. Boruff	100-300%	25%	25%	50% (up to $1,000,000)
Mr. Voyticky	100-300%	25%	25%	50% (up to $1,000,000)
Mr. Miller	100%	50%	50%	—
Mr. Hall	100%	50%	50%	—
Mr. Boyd	50%	25%	25%	50%

Mr. Boruff's and Mr. Voyticky's performance metrics are discussed in more detail below. While the criteria set forth above give a clear roadmap to our named executive officers as to the specific goals the Compensation Committee expects them to achieve, the Compensation Committee also retains the discretion to award bonuses in recognition of other extraordinary performance. This allows us to adjust actual compensation up or down to reward our named executive officers for timely adjustments to changing dynamics in the market, including work that cannot be anticipated in advance of the performance period.

Performance Review Process

At the end of our 2011 fiscal year, our named executive officers participated in a performance review process that led to decisions on the target size of their incentive awards for the past fiscal year, whether their base salaries should be increased, and whether they should remain in their position.

Chief Executive Officer

As described later in this Annual Report, we are a party to an employment agreement with Mr. Boruff. The compensation terms of this agreement include a base salary, an annual incentive opportunity, and grants of stock options and restricted stock awards, all of which have now vested. Following the end of fiscal 2012, the independent members of our Board of Directors, led by the Lead Director (who is also currently Chair of the Compensation Committee), evaluated Mr. Boruff's performance in achieving his performance objectives, which included financial, operational, and strategic metrics. Specifically, the Compensation Committee considered the company's revenues, EBITDA, and performance of the company's stock on a percentage basis as measured against a slate of eight peer companies. The Compensation Committee had previously established a program under the terms of his employment agreement for Mr. Boruff to receive a bonus up to 300% of his base salary as follows:

Revenue Metric	Adjusted EBITDA Metric	Performance Metrics
Minimum Threshold: ½ of 25% of $500,000 (target) = $62,500	Minimum Threshold: ½ of 25% of $500,000 (target) = $62,500	Beat 5 of 8 peers: $100,000
Target: 25% of $500,000 = $125,000	Target: 25% of $500,000 = $125,000	Beat 6 of 8 peers: $250,000
2x Target: 25% of $1,000,000 = $250,000	2x Target: 25% of $1,000,000 = $250,000	Beat 7 or 8 peers: $500,000
Beat 8 of 8 peers: $1,000,000

The Compensation Committee, after meeting in executive session to consider Mr. Boruff's performance, awarded Mr. Boruff certain incentive compensation for the just-completed fiscal year as described below. The Compensation Committee did not make any upward adjustment to Mr. Boruff's base salary.

In order to earn the revenue component of Mr. Boruff's bonus, during fiscal 2012 the company would have needed to meet a minimum revenue threshold. If the minimum threshold was met, Mr. Boruff would have earned $62,500. If the target revenue threshold was met, Mr. Boruff would have earned $125,000. The minimum revenue threshold was not met, and therefore no bonus for the revenue metric was awarded to Mr. Boruff.

In order to earn the Adjusted EBITDA component of Mr. Boruff's bonus, during fiscal 2012 the company would have needed to meet a minimum Adjusted EBITDA threshold. If the minimum threshold was met, Mr. Boruff would have earned $62,500. If the target Adjusted EBITDA threshold was met, Mr. Boruff would have earned $125,000. The minimum Adjusted EBITDA threshold was not met, and therefore no bonus for the revenue metric was awarded to Mr. Boruff.

In order to earn the performance component of Mr. Boruff's bonus, during fiscal 2012 the company would have needed to have a higher percentage increase of its stock price than at least five of eight peers designated by the Compensation Committee. If more than five peers had lower percentage increases in their stock prices, then the performance component of the bonus would increase as set forth above. The peer companies were selected by the Compensation Committee prior to the end of the first fiscal quarter of 2012. Those companies, along with the information considered by the Compensation Committee when the bonus metrics were applied, is set forth below:

Peer Performance Comparison at April 30,
		2012	2011	Price	MILL vs Peer
Company	Symbol	Price	Price	Change	Result
Abraxas (NSADAQ)	AXAS	$2.98	$5.08	-41.34%	Beat
GMX Resources (NYSE)	GMXR	1.37	5.88	-76.7	Beat
Warren Res (NASDAQ)	WRES	3.09	4.53	-31.79	Beat
Gastar Expl (AMEX)	GST	2.81	4.50	-37.56	Beat
Callon (NYSE)	CPE	5.81	6.85	-15.18	Beat
Voyager (AMEX)	VOG	2.54	4.26	-40.38	Beat
Delta (NASDAQ)	DPTR	0.24	0.84	-71.43	Beat
Miller (NYSE)	MILL	5.43	5.77	-5.89
RAM Energy (NASDAQ)	RAM	—	2.06	-100	Beat

This metric was met in fiscal 2012, as Miller had a lower percentage decrease of its stock price than eight of the eight peer companies designated by the Compensation Committee. Mr. Boruff was awarded a bonus for fiscal 2012 totaling $1,000,000, with $882,000 paid with 176,754 shares of restricted stock, and $118,000 paid in cash. The Compensation Committee chose to pay the bonus partly in restricted stock from its shareholder-approved Miller Petroleum, Inc. 2011 Equity Compensation Plan (the “2011 Plan”) in order to conserve the company's cash resources.

Pursuant to certain bonus metrics set forth in Mr. Boruff's original employment agreement, for fiscal 2012 Mr. Boruff was awarded 50,000 shares of restricted stock valued at $16,500 for meeting a revenue metric of $16,000,000, in accordance with certain terms set forth in his employment agreement. Using its discretion, the Compensation Committee also awarded an additional 50,000 shares of restricted stock valued at $224,500. The related expense will be recorded over the 4 year vesting period.

Other Named Executive Officers

The Compensation Committee also assessed the performance of our other named executive officers. The performance of Mr. Voyticky, Mr. Miller, Mr. Boyd, and Mr. Hall were evaluated as to the achievement of each of their performance objectives, which included financial, operational, and strategic metrics. For each of them, the Compensation Committee considered the same metrics for the company's revenues and Adjusted EBITDA as set forth above in the discussion regarding Mr. Boruff's incentive compensation. Mr. Voyticky had an additional metric considered, which was performance of the company's stock on a percentage basis as measured against a slate of eight peer companies. Mr. Boyd's additional metrics related to timely filing of our SEC reports, implementing certain internal controls, and creating certain reports for the Board.

Mr. Voyticky

As described later in this Annual Report, we are a party to an employment agreement with Mr. Voyticky. The compensation terms of this agreement include a base salary, an annual incentive opportunity, and a grant of stock options which vest over four years subject to his continued employment with us. The Compensation Committee, after meeting with Mr. Boruff and discussing his recommendations, awarded Mr. Voyticky certain incentive compensation for the just-completed fiscal year as described below. The Compensation Committee did not make any upward adjustment to Mr. Voyticky's base salary.

The Compensation Committee had previously established a program under the terms of his employment agreement for Mr. Voyticky to receive a bonus up to 300% of his base salary as follows:

Revenue Metric	Adjusted EBITDA Metric	Performance Metrics
Minimum Threshold: ½ of 25% of $475,000 (target) = $59,375	Minimum Threshold: ½ of 25% of $475,000 (target) = $59,375	Beat 5 of 8 peers: $95,000
Target: 25% of $475,000 = $118,750	Target: 25% of $475,000 = $118,750	Beat 6 of 8 peers: $237,500
2x Target: 25% of $950,000 = $237,500	2x Target: 25% of $950,000 = $237,500	Beat 7 of 8 peers: $475,000
Beat 8 of 8 peers: $950,000

The revenue metric and Adjusted EBITDA metric which, if met, would have entitled Mr. Voyticky to certain incentive compensation were the same as those established for Mr. Boruff. As set forth above, neither the revenue metric nor the Adjusted EBITDA metric were met and Mr. Voyticky was not awarded any bonus in connection with those metrics.

In order to earn the performance component of Mr. Voyticky's bonus, during fiscal 2012 the company would have needed to have a higher percentage increase of its stock price than at least five of eight peers designated by the Compensation Committee. If more than five peers had lower percentage increases in their stock prices, then the bonus would increase as set forth above. This metric was met, as Miller had a lower percentage decrease of its stock price than eight of the eight peer companies designated by the Compensation Committee. Mr. Voyticky was awarded a bonus for fiscal 2012 totaling $950,000, with $750,000 paid with 150,201 shares of restricted stock, and $200,000 paid in cash. The Compensation Committee chose to pay the bonus mostly in restricted stock from its shareholder-approved 2011 Plan in order to conserve the company's cash resources. In addition, the Compensation Committee awarded a restricted stock grant to Mr. Voyticky in the amount of 85,000 restricted shares which were valued at $381,650. This expense will be recorded over the 4 year vesting period.

Mr. Miller

Mr. Miller is not a party to an employment agreement with us and any bonus which he may earn is at the discretion of the Compensation Committee. The Compensation Committee awarded Mr. Miller restricted stock, valued at $275,000 which was paid with 55,110 shares of restricted stock. The expense related to the restricted stock will be recognized over the two year vesting period. The revenue metric and Adjusted EBITDA metric which, if met, would have entitled Mr. Miller to certain incentive compensation were the same as those established for Mr. Boruff. These metrics were not met; however the Compensation Committee used its business judgment to award Mr. Miller a bonus in recognition of his work to save the company substantial costs related to rigs and equipment. Specifically, Mr. Miller was instrumental in coordinating the shipment of both Rig-34 and Rig-35 to Alaska, and leveraged his 45 years of experience in the oil industry to ensure that the company received the best prices not only for shipping, but also for the parts needed to build and modify these rigs.

Mr. Hall and Mr. Boyd

Neither Mr. Hall nor Mr. Boyd are parties to an employment agreement with us as of April 30, 2012 and any bonuses either of them may receive are at the discretion of the Compensation Committee. The revenue metric and Adjusted EBITDA metric which, if met, would have entitled Mr. Hall and Mr. Boyd to certain incentive compensation were the same as those established for Mr. Boruff. These metrics were not met. Accordingly, Mr. Hall was not awarded an incentive bonus for fiscal 2012. However, the Compensation Committee used its business judgment to award Mr. Hall a long-term incentive restricted stock grant in the amount of 65,000 restricted shares which were valued at $308,858 and will be expensed over the 2 year vesting period.

Mr. Boyd did not meet his performance metrics. He was not awarded a bonus for fiscal 2012.
IV.    Long Term Incentive Compensation

We also provide a significant portion of total compensation to our named executive officers through options to purchase Miller Energy's common stock. We rely on stock-based compensation with a multi-year vesting schedule to enhance retention and align our executive officers' interests with the long-term interests of Miller Energy and our shareholders. The executive will only realize value from the stock option grants if the stock price increases after the date of grant. We generally vest our stock options over three or more years to retain our executive talent.

During fiscal 2012, we made the following grants of long term incentive stock-based compensation to our named executive officers:

Mr. Boruff:	A ten-year option to purchase 250,000 shares of our common stock at an exercise price of $5.89, vesting over three years.

Mr. Voyticky:	A ten-year option to purchase 150,000 shares of our common stock at an exercise price of
$5.89, vesting over three years, and a ten-year option to purchase 2,300,000 shares of our common stock at an exercise price of $5.35, vesting over four years.

Mr. Miller:	A ten-year option to purchase 175,000 shares of our common stock at an exercise price of $5.89, vesting over three years.

Mr. Hall:	A ten-year option to purchase 175,000 shares of our common stock at an exercise price of $5.89, vesting over three years.

Mr. Boyd:	A ten-year option to purchase 175,000 shares of our common stock at an exercise price of $5.89, vesting over three years.

In addition to these grants, Messrs. Boruff, Voyticky, and Boyd each hold options granted to them in connection with their hiring. Each of our named executive officers was granted options on April 27, 2010, and on May 27, 2011. The grants received by Mr. Voyticky on these dates were in connection with his prior service on our Board of Directors, and as a consultant to us. Mr. Hall received certain warrants in connection with his sale of his membership interest in Cook Inlet Energy, LLC, to us in December 2009. These warrants are not listed below as they are not compensation issued in connection with Mr. Hall's employment but rather the warrants were a component of the purchase price paid by us for the membership interest. Our named executives hold the following options to purchase our common stock, as of April 30, 2012:

	Vested Options		Unvested Options
Named Executive Officer	Total Shares	Price per Share	Total Shares	Price per Share
Scott M. Boruff	300,000	$5.94	150,000	$ 5.94(1)
	33,334	6.53	16,666	6.53(1)
	187,500	0.33	62,500	0.33(2)
	625,000	6.00	1,875,000	6.00(3)
			250,000	5.89(4)
David J. Voyticky	133,334	5.94	66,666	5.94(1)
	33,333	4.98	66,667	4.98(5)
			150,000	5.89(4)
			2,300,000	5.35(6)
Paul W. Boyd	200,000	5.94	100,000	5.94(1)
	33,334	5.94	16,666	5.94(1)
	250,000	0.40	175,000	5.89(4)
	25,000	2.52
Deloy Miller	200,000	5.94	100,000	5.94(1)
	33,334	6.53	16,666	6.53(1)
			175,000	5.89(4)
David M. Hall	66,668	5.94	33,332	5.94(1)
			175,000	5.89(4)

––––––––––––––––––––

(1)	These shares will vest on April 27, 2013.

(2)	These shares will vest on August 1, 2012, pursuant to Mr. Boruff's employment agreement.

(3)	These shares will vest in thirds annually over the next three years, beginning on December 23, 2012.

(4)	One-third of these options vests on May 27, 2012, one-third vests on May 27, 2013, and the final third vests on May 27, 2014.

(5)	One half of these options vests on July 29, 2012, and one half vests on July 29, 2013.

(6)	These shares will vest in fourths annually on June 9, beginning with June 9, 2012.

V.    Other Compensation: Benefits, Change-in-Control Arrangements, and Employment Agreements

Executive Benefits and Perquisites

Our named executive officers are eligible for the same benefits made available to our other full-time employees, including our Section 401(k) plan, health care plan, life insurance plans, and other welfare benefit programs. Mr. Boruff, Voyticky, and Miller also have the use of a company vehicle. Mr. Boyd received an auto allowance.

Employment Agreement with Mr. Boruff

Effective August 1, 2008, we entered into an employment agreement, as amended in September 2008, with Mr. Boruff pursuant to which Mr. Boruff will serve as our Chief Executive Officer for an initial term of five years, subject to additional one-year renewal periods. On December 23, 2010, we entered into a second amendment to the employment agreement with Mr. Boruff. The changes in the agreement reflected our uplisting to the NASDAQ Stock Market, and the increases in Mr. Boruff's responsibilities associated with the oversight of new employees hired and the several subsidiaries we acquired in 2009.

Mr. Boruff's current amended employment agreement provides for the following:

•	a base salary of $500,000 per annum,

•
an annual incentive opportunity with a target payout of 100% - 300 % of his base salary, with the Compensation Committee required to set certain metrics that are significantly related to our business performance during the first quarter of the fiscal year.

•	10 year options to purchase 250,000 shares of our common stock at an exercise price per share of $0.33, 187,500 shares of which have vested, and 62,500 shares which vest on August 1, 2012.

•	a restricted stock grant of 250,000 shares of common stock, all of which have vested, and

•	an option to purchase 2,500,000 shares of our common stock exercisable at $6.00 per share, 625,000 of which have vested and 1,875,000 shares which vest ratably on December 22, 2012, 2013, and 2014.

Under the original agreement, Mr. Boruff was entitled to receive certain incentive compensation in the form of cash and shares of our common stock based upon, and subject to, two performance benchmarks, gross revenue and EBITDA (earnings before provision for income taxes, depreciation and amortization) as follows:

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

One half of each element of incentive compensation was earned if the gross revenue benchmark is achieved, and the other half of each element is earned if the EBITDA benchmark is achieved.  Mr. Boruff earned the incentive compensation for each of fiscal 2009, fiscal 2010, and fiscal 2011.  The equity portion of the incentive awards earnable by Mr. Boruff for fiscal 2011, 2012 and 2013 were not changed by the December 2010 amendment to his employment agreement.  For fiscal 2011, the present value of the cash portion of the annual incentive award earnable as set forth above was estimated to be approximately $260,000 and was paid when he entered into the December 2010 amendment to his employment agreement.

The cash portion of the annual incentive award earnable for fiscal 2012 and fiscal 2013 was amended as part of the December 2010 amendment to his employment agreement.  However, the following restricted stock grants remained:

•	100,000 shares of our common stock in the event that our gross revenues for fiscal 2012 are not less than $16,000,000 and EBITDA for such period was not less than $1,600,000, and

•	100,000 shares of our common stock in the event that our gross revenues for fiscal 2013 are not less than $30,000,000 and EBITDA for such period was not less than $3,000,000.
Mr. Boruff earned one half of the incentive compensation for fiscal 2012 as the gross revenue benchmark was achieved but the EBITDA target was not. Using its discretion, the Compensation Committee awarded the full 100,000 shares of common stock as incentive compensation to Mr. Boruff for fiscal 2012.

The new cash incentive structure took effect in fiscal 2012, as follows:

•
The target annual incentive opportunity will not be less than 100% of base salary, with a maximum annual incentive opportunity of not less than 300% of his base salary, with the Board of Directors or Compensation Committee retaining discretion to specify a threshold annual incentive opportunity and other payout levels for performance ranging between the threshold and target levels of performance or between the target and maximum levels of performance;

•
The Board of Directors or Compensation Committee will specify the performance goals to be achieved as a condition to earning and payout of the target annual incentive and maximum annual incentive, and for other specified levels of payout of the annual incentive opportunity; provided, however that:

•
the performance goals will be based on performance determined by the Board of Directors or Compensation Committee to be significantly related to our business performance (which may include EBITDA), revenues, operating income, stock price or total shareholder return, measures of production, return on capital, or other measures specified by the Board of Directors or Compensation Committee, and

•
the performance goal corresponding to the target annual incentive will be at a level determined by the Board of Directors or Compensation Committee to have at least an approximately even chance of being achieved for the fiscal year.

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

•
For fiscal years beginning in 2011 and thereafter, we will aim to structure and administer the annual incentive award so as to qualify as “performance-based compensation” under Internal Revenue Code Section 162(m), if we then have in effect a shareholder approved compensation plan providing for such performance-based compensation; and

•
The Board of Directors or Compensation Committee may provide for payment of a portion or all of an annual incentive award in the form of shares of our common stock.  With respect to any payout of an annual incentive award in excess of the target annual incentive award, the common stock may be granted in the form of restricted stock or restricted stock units subject to vesting in annual installments over four years, subject to accelerated vesting in the event of Mr. Boruff's termination due to death or disability or by us not for cause or upon a change in control.  In addition, the Board of Directors or Compensation Committee may provide Mr. Boruff with an opportunity to elect to receive shares or share units (deferred shares) in lieu of portions of the annual incentive award otherwise payable in cash.

In lieu of an automobile allowance, we are providing Mr. Boruff with the use of a company vehicle. The employment agreement, as amended, also provides that Mr. Boruff is entitled to participate in the employee benefit plans, programs and arrangements we have in effect during the employment term which are generally available to our senior executives. The agreement, as amended, also contains indemnification, confidentiality and non-solicitation clauses.

We did not consult with any experts or other third parties in determining the terms of Mr. Boruff's employment agreement.  The Compensation Committee, however, recommended the terms of the December 2010 amendment to our Board of Directors, after engaging and being advised by a third party executive compensation attorney.

The agreement with Mr. Boruff may be terminated by us for cause, as defined in the agreement, or upon his death or disability, or for no cause. If we should terminate the agreement for cause, or Mr. Boruff should terminate the agreement for any reason or if the agreement is not renewed, he is only entitled to receive his base salary through the date of termination. We may also terminate the agreement without cause, in which event Mr. Boruff will be entitled to his base salary through the date of termination and, should we terminate the agreement during the initial term, as severance, his base salary for one year, along with a pro-rata portion of the incentive award earned and payable for that year. If Mr. Boruff should die or become disabled, the same payments would apply as for a termination without cause. If we should terminate the agreement 90 days prior to a change in control as defined in the agreement at the request of the acquiror, or within two years after a change of control as defined in the agreement, he is entitled to a lump sum payment equal to 2.99 times his then base salary and payment of the annual incentive award earned for the applicable year without pro ration. Any unvested stock grants or options awarded pursuant to Mr. Boruff's employment agreement would immediately vest upon a change in control. Monies payable in connection with any termination of Mr. Boruff's employment agreement are contingent upon his execution of a satisfactory release.

Employment Agreement with Mr. Voyticky
On June 9, 2011, the Board of Directors appointed Mr. Voyticky as our President. We entered into an Employment Agreement with Mr. Voyticky with an initial term of two years that will automatically renew for successive one year periods unless it is not renewed upon 60 days written notice by either us or Mr. Voyticky.  Under the agreement, Mr. Voyticky receives an annual base salary of $475,000, and received a stock option grant of 2,300,000 shares at an exercise price of $5.35 per share vesting over four years, which is contingent upon continued service to us.  In addition, Mr. Voyticky receives an annual incentive opportunity to be determined each year by the Compensation Committee of the Board of Directors which will range between 100% to 300% of Mr. Voyticky's base salary, subject to the same requirements as set forth above in the disclosure for Mr. Boruff's employment agreement. Mr. Voyticky receives the same benefits that all of our employees receive with respect to health and life insurance.  In lieu of an automobile allowance, we provide Mr. Voyticky with use of a company vehicle.
We did not consult with any experts or other third parties in determining the terms of Mr. Voyticky's employment agreement.
The agreement with Mr. Voyticky may be terminated by us for cause, as defined in the agreement, or upon his death or disability, or for no cause. If we should terminate the agreement for cause, or Mr. Voyticky should terminate the agreement for any reason or if the agreement is not renewed, he is only entitled to receive his base salary through the date of termination. We may also terminate the agreement without cause, in which event Mr. Voyticky will be entitled to his base salary through the date of termination and, should we terminate the agreement during the initial term, as severance, his base salary for one year, along with a pro-rata portion of the incentive award earned and payable for that year. If Mr. Voyticky should die or become disabled, the same payments would apply as for a termination without cause. If we should terminate the agreement 90 days prior to a change in control as defined in the agreement at the request of the acquiror, or within two years after a change of control as defined in the agreement, he is entitled to a lump sum payment equal to 2.99 times his then base salary and payment of the annual incentive award earned for the applicable year without pro ration. Any unvested stock options awarded pursuant to Mr. Voyticky's employment agreement would immediately vest upon a change in control. Monies payable in connection with any termination of Mr. Voyticky's employment agreement are contingent upon his execution of a satisfactory release.

Sale Agreement with David Hall

In the Sale Agreement executed by David Hall for the sale of his membership interest in Cook Inlet Energy, LLC, we promised Mr. Hall that he would retain his position for the next three years. In the event that we were to terminate his employment, except for cause, we would be required to pay him one and one-half his base salary in a lump sum cash payment as severance. In the event of a sale of either Cook Inlet Energy, LLC or Miller, we would also be required to make this payment.

Severance, Retirement, and Change-in-Control Arrangements

At April 30, 2012, we were party to employment agreements with Mr. Boruff and Mr. Voyticky which contain change of control provisions as described above. In the 2009 Sale Agreement by which we acquired Cook Inlet Energy, LLC, we promised certain employment terms to Mr. Hall, including certain payments upon a change in control. Neither Mr. Miller nor Mr. Boyd currently have an employment agreement with us.

Each of our named executive officers has received grants under the 2010 Stock Option Plan and the 2011 Stock Option Plan. The consequences of retirement, termination or employment, death, disability, and a change in control for each of those plans are described below. Any options or stock awards which were not awarded pursuant to a plan are governed by the terms of the applicable stock option agreement.

Tax/Accounting Treatment of Compensation

Under Section 162(m) of the Internal Revenue Code, we may not be able to deduct as compensation expense amounts in excess of $1 million paid in one year to certain of our named executive officers. Certain performance-based compensation approved by our shareholders is not subject to this deduction limit. Generally, in structuring compensation for our named executive officers, we consider whether a form of compensation will be deductible; however, other factors as discussed above may be of greater importance than preserving deductibility for a particular form of compensation. Awards under the our 2011 Equity Compensation Plan may qualify as performance based compensation for purposes of Section 162(m). This plan was not adopted until late in fiscal 2011, so not all compensation awarded in fiscal 2011 qualified as performance based compensation for purposes of Section 162(m).

In accordance with Accounting Standards Codification ("ASC") Topic 718, we measure the fair value of stock awards, including those granted under the Incentive Plan, based on the market price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends. The compensation expense for these awards is amortized over their applicable vesting period on a straight-line basis.

Executive Compensation Recovery Policy

We do not currently have an executive compensation recovery policy besides what is required by law.

Stock Ownership Guidelines

We have not yet set stock ownership guidelines for our directors and named executive officers.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report for fiscal 2012.

Submitted by the Compensation Committee of the Board of Directors:

August 27, 2012
COMPENSATION COMMITTEE MEMBERS[1]:
General Merrill A. McPeak
Gerald E. Hannahs, Jr.
Charles M. Stivers

[1] Members on the date the report was approved.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. David Voyticky was a member (and the chairman) of the Compensation Committee from April 2010 until January 2011. During fiscal 2011, we entered into a consulting arrangement with Matrix Group, LLC (“Matrix”), an entity through which Mr. Voyticky provided consulting services to us, including assisting us in locating strategic investments and business opportunities.  In fiscal 2011, and prior to his June 2012 appointment as our President (and later, Acting Chief Financial Officer), we paid Matrix $350,000 for consulting services rendered under this arrangement, as well as a $250,000 bonus for his successful role in the closing of the Guggenheim facility .  We also reimbursed Matrix $267,093 of related expenses.  Following Mr. Voyticky's appointment as our President, we have terminated the consulting arrangement.

No other director was an officer, employee or former officer of our company or any of its subsidiaries or had any relationship that would be considered a compensation committee interlock and would require disclosure in a proxy statement or Annual Report pursuant to SEC regulations. None of our executive officers served as a member of a compensation committee or a director of another entity under circumstances that would require disclosure in a proxy statement or Annual Report pursuant to SEC regulations.

Summary Compensation Table

The following table summarizes all compensation recorded by us in fiscal 2012 for:

•	our principal executive officer or other individual serving in a similar capacity,

•	our principal financial officer,

•
our two most highly compensated executive officers other than our principal executive officer and principal financial officer who were serving as executive officers at April 30, 2011 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934, and

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

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.” The value attributable to any option awards in the following table is computed in accordance with ASC Topic 718. The value of the securities issued reflects the aggregate grant date fair value computed in accordance with ASC Topic 718 assuming the following weighted averages:

	2012	2011	2010
Expected term (years)	4.4	3.5	5.4
Volatility	83.8%	73.3%	63.8%
Discount rate - bond equivalent rate	1.28%	1.36%	2.63%
Dividend rate	—	—	—

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	OPTION AWARDS ($)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	NON-QUALIFIED COMPENSATION EARNINGS ($)	ALL OTHER COMPENSATION ($)	TOTAL ($)
Scott M. Boruff[1]	2012	500,000	118,000	1,123,000	1,013,009			12,475	2,766,484
	2011	341,146	1,084,047	888,875	1,735,043	—	—	12,704	4,061,815
	2010	260,228	576,547	578,000	1,786,920	—	—	12,640	3,214,335
David J. Voyticky[2]	2012	470,193	450,000	1,131,650	7,964,796				10,016,639
Paul W. Boyd[3]	2012	176,539	—	—	709,106			6,000	891,645
	2011	177,346	91,000	—	—	—	—	6,000	274,346
	2010	133,943	—	—	1,325,634	—	—	6,000	1,465,577
Deloy Miller[4]	2012	204,904	—	275,000	709,106			6,375	1,195,385
	2011	200,000	60,000	—	—	—	—	1,277	261,277
	2010	203,846	—	—	1,244,083	—	—	1,161	1,449,090
David Hall[5]	2012	204,904	—	308,858	709,106				1,222,868
	2011	195,000	56,000	—	—	—	—	—	251,000
	2010	75,000	—	—	361,824	—	—	—	436,824

–––––––––––––––––

[1]
Mr. Boruff has served as our Chief Executive Officer since August 2008 and the terms of his compensation are set forth in his employment agreement which is described earlier in this Annual Report. The value of stock awards and option awards in each of fiscal 2012, fiscal 2011, and fiscal 2010 represents the value of restricted stock awards and option grants made to him in each of those years under the terms of his employment agreement. All other compensation for fiscal 2012, fiscal 2011, and fiscal 2010 included an auto allowance of $1,000 per month plus $12,475, $704 and $640, respectively, of compensation derived from personal use of a company vehicle for fiscal 2012, 2011 and 2010, respectively, as valued on the basis of the aggregate incremental cost to the Company and calculated per applicable annual lease value table rates. The amount of Mr. Boruff's compensation excludes fees paid to Dimirak Securities Corporation, a broker-dealer and member of FINRA, under the terms of a Marketing Agreement. Mr. Boruff was a director and owner of 49% of Dimirak Securities Corporation and, in such position, had an economic interest in the amounts we paid to that firm, but he has since sold that ownership interest. See our disclosure under Certain Relationships and Related Transactions and Director Independence appearing later in this Annual Report.

[2]
Mr. Voyticky has served as our President since June 2011 and our Acting Chief Financial Officer since September 2011. Prior to his appointment as our President, Mr. Voyticky was a member of our Board of Directors. The terms of his compensation are set forth in his employment agreement which is described earlier in this Annual Report. The value of option awards in fiscal 2012 represents the value of option grants made to him under the terms of his employment agreement and other grants made by the Compensation Committee. All other compensation for fiscal 2012 included the use of a company vehicle. After his appointment to the Board, but prior to his appointment as President, Mr. Voyticky served as a consultant to us. The amount of Mr. Voyticky's other compensation also includes $50,000 of fees paid and a $250,000 bonus to Matrix Group, LLC for work performed for us as a consultant in 2012. See our disclosure under Certain Relationships and Related Transactions and Director Independence appearing later in this Annual Report.

[3]
Mr. Boyd served as our Chief Financial Officer from September 2008 until September 2011 and the terms of his compensation are set forth in his employment agreement which is described earlier in this Annual Report. All other compensation for fiscal 2012, fiscal 2011, and fiscal 2010 included an auto allowance of $500 per month.

[4]
Mr. Miller served as our Chief Executive Officer from December 1997 to August 2008 and is currently our Chief Operating Officer. All other compensation included $6,375, $1,277 and $1,161 of compensation derived from personal use of a company vehicle in fiscal 2012, fiscal 2011, and fiscal 2010, respectively, as valued on the basis of the aggregate incremental cost to the Company and calculated per applicable annual lease value table rates. Mr. Miller was awarded a restricted stock grant valued at $275,000 which was paid in 55,110 shares of restricted stock, as a bonus for fiscal 2012.

[5]
Mr. Hall is the Chief Executive Officer of our subsidiary, Cook Inlet Energy, LLC. Mr. Hall was awarded a long term incentive restricted stock grant of 65,000 shares vesting over two years valued at $308,858, as a bonus for fiscal 2012. We acquired Cook Inlet Energy, LLC, during the third quarter of fiscal 2010.

Grants of Plan-Based Awards

The following table provides information concerning each grant of an award made to a named executive officer during fiscal 2012.

	GRANTS OF PLAN-BASED AWARDS
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other STock Awards: Number of Shares of Stocks or Units	All Other Option Awards: Number of Securities Underlying Options
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold	Target	Maximum			Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Scott M. Boruff	5/27/2011								250,000	5.89	$1,013,009
David J. Voyticky	5/27/2011								150,000	5.89	607,805
	6/9/2012								2,300,000	5.35	7,356,991
Paul W. Boyd	5/27/2011								175,000	5.89	709,106
Deloy Miller	5/27/2011								175,000	5.89	709,106
David M. Hall	5/27/2011								175,000	5.89	709,106

Option Exercises and Stock Vested

The following table provides information on each exercise of a stock option and each vesting of stock during fiscal 2012 for the name executive officers.

OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Scott M. Boruff	—	—	62,500	$ 20,625
David J. Voyticky	—	—	—	—
Paul W. Boyd	—	—	—	—
Deloy Miller	—	—	—	—
David M. Hall	—	—	—	—

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of April 30, 2012:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options, Exercisable	Number of Securities Underlying Unexercised Options, Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested	Market Value of Shares or Units of Stock that have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested ($) [1]
Scott M. Boruff	187,500	62,500	—	0.33	8/1/2018	—	—	—	—
	300,000	150,000	—	5.94	4/27/2020	—	—	—	—
	33,334	16,666	—	6.53	4/27/2015	—	—	—	—
	625,000	1,875,000	—	6.00	12/22/2015	—	—	—	—
	—	250,000	—	5.89	5/27/2021	—	—	—	—
	—	—	—	—	—	62,500	—	339,375	—
David J. Voyticky [2]	133,334	66,666	—	5.94	4/27/2020	—	—	—	—
	33,333	66,667	—	4.98	7/29/2020	—	—	—	—
	—	150,000	—	5.89	5/27/2021	—	—	—	—
	—	2,300,000	—	5.35	6/9/2016	—	—	—	—
Paul W. Boyd	250,000	—	—	0.40	9/23/2013	—	—	—	—
	25,000	—	—	2.52	2/18/2015	—	—	—	—
	233,334	116,666	—	5.94	4/27/2020	—	—	—	—
	—	175,000	—	5.89	5/27/2021	—	—	—	—
Deloy Miller	200,000	100,000	—	5.94	4/27/2020	—	—	—	—
	33,334	16,666	—	6.53	4/27/2015	—	—	—	—
	—	175,000	—	5.89	5/27/2021	—	—	—	—
David M. Hall [3]	66,668	33,332	—	5.94	4/27/2020	—	—	—	—
	—	175,000	—	5.89	5/27/2021	—	—	—	—

–––––––––––––––––
1    Based upon the closing price of our common stock of $5.43 on April 30, 2012.
2    The awards of options to purchase 200,000 shares of our common stock at $5.94, 100,000 shares of our common stock at $4.98, and 150,000 shares of our common stock at $5.89 were made while Mr. Voyticky was a member of our board of directors and not an employee.
3    Mr. Hall's options exclude certain warrants received in connection with his sale of his membership interest in Cook
Inlet Energy, LLC, to us in December 2009. These warrants are not listed above as they are not compensation issued in connection with Mr. Hall's employment but rather the warrants were a component of the purchase price paid by us for the membership interest.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of April 30, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Plans approved by our shareholders:
Miller Petroleum, Inc. Stock Plan	2,985,000	$5.85	15,000
Miller Petroleum, Inc. 2011 Equity Compensation Plan	7,015,000	5.58	1,235,000
Warrants granted to employee in January 2010	100,000	2.00	—
Non-plan options granted to employees in February 2010	150,000	2.52	—
Non-plan options granted pursuant to employment agreement with Scott M. Boruff	187,500	0.33	62,500
Non-plan option agreement with Paul W. Boyd	250,000	0.40	—

Miller Petroleum, Inc. Stock Plan

In April 2010 our Board of Directors authorized the Miller Petroleum, Inc. Stock Plan (the "2010 Plan") which was subsequently approved by our shareholders at a special meeting held on April 26, 2010. The purpose of this plan, which is administered by the Compensation Committee of the Board of Directors, is to further the success of our company by making our common stock available to our employees through grants of incentive stock options, non-qualified stock options and restricted stock. We believe that the plan provides an incentive to such persons to continue in our service, to perform at and above targeted levels, and to give them a greater interest as shareholders in our success. We have reserved 3,000,000 shares of our common stock for issuance under this plan. Options and restricted stock awards may be granted under the plan only to our employees, officers or directors, or to members of any advisory panel or board established at the direction of the Board. In determining the persons to whom options or restricted stock awards will be granted and the number of shares to be covered by each option or award, the Compensation Committee may take into account the nature of the services rendered by the respective persons, their present and potential contributions to our and such other factors as the Compensation Committee in its discretion may believe relevant. The term of options granted under the stock option plan may not exceed 10 years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for stock options cannot be less than fair market value on the date of grant. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. As of April 30, 2012, we have granted options or awarded shares in the amount of 2,985,000 shares of our common stock under the plan.

Options under the 2010 Plan are only exercisable by the grantee and only while the grantee is employed by us. In the case of a termination for cause, which is defined in the plan and for Mr. Boruff or Mr. Voyticky, is defined by their employment agreements, the options terminate immediately. Upon a termination without cause, fully vested options remain exercisable for 30 days following the termination date. Upon retirement, fully vested options remain exercisable for 180 days following the termination date. Upon death or permanent disability, fully vested options remain exercisable for 6 months after the termination date. Upon a change in control, the Board of Directors has the sole discretion to determine treatment of unvested options. Any exercisable options at a change of control may be exercised by an employee at the closing of the change in control, or for a period of not less than 30 days prior to the dissolution or liquidation. Options may be exercised on a cashless basis upon a change in control.

Miller Petroleum, Inc. 2011 Equity Compensation Plan

In January 2011 our Board of Directors authorized the 2011 Plan which was subsequently approved by our shareholders at our annual meeting held on March 11, 2011. The purpose of this plan, which is administered by the Compensation Committee of the Board of Directors, is to further the success of our company by making our common stock available to our employees through grants of incentive stock options, non-qualified stock options and restricted stock. We believe that the plan provides an incentive to such persons to continue in our service, to perform at and above targeted levels, and to give them a greater interest as shareholders in our success. We have reserved 8,250,000 shares of our common stock for issuance under this plan. Options and restricted stock awards may be granted under the plan only to our employees, officers or directors, or consultants. In determining the persons to whom options or restricted stock awards will be granted and the number of shares to be covered by each option or award, the Compensation Committee may take into account the nature of the services rendered by the respective persons, their present and potential contributions to our and such other factors as the Compensation Committee in its discretion may believe relevant. The term of options granted under the stock option plan may not exceed 10 years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for stock options cannot be less than fair market value on the date of grant. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. As of April 30, 2012, we have granted options or awarded shares in the amount of 7,015,000 shares of our common stock under the plan.

Options under the 2011 Plan are only exercisable by the grantee and only while the grantee is employed by us. In the case of a termination for cause, which is defined in the plan, the options terminate immediately. Upon a termination without cause, fully vested options remain exercisable for six months days following the termination date. Upon retirement, fully vested options remain exercisable for six months following the termination date. Upon death or permanent disability, fully vested options remain exercisable for one year after the termination date. Upon a change in control, the Board of Directors has the sole discretion to determine treatment of unvested options. Any exercisable options at a change of control may be assumed or substituted by the successor corporation, or, if the successor corporation declines to assume or substitute awards, the vesting of any or all awarded granted pursuant to the 2011 Plan will accelerate immediately prior to the effective date of the change in control and any or all options or other awards granted pursuant to the 2011 Plan will become exercisable in full prior to the consummation of the change in control at such time and on such conditions as the Compensation Committee determines.

  PRINCIPAL SHAREHOLDERS

At August 21, 2012, we had 42,021,893 shares of common stock issued and outstanding. The following table sets forth information known to us as of August 21, 2012 relating to the beneficial ownership of shares of our common stock by:

•	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each director and nominee;

•	each named executive officer; and

•	all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 9721 Cogdill Rd, Suite 302, Knoxville, TN 37932. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

	Amount and Nature of Beneficial Ownership[1]
	Shares	Percent of Class
Scott M. Boruff [2]	5,440,395	12.6%
Herman E. Gettelfinger [3]	842,579	2.0
David M. Hall [4]	1,648,451	3.8
Gerald Hannahs [5]	328,297	<1
General Merrill A. McPeak [6]	295,120	<1
Deloy Miller [7]	2,388,134	5.6
Catherine A. Rector [8]	—	<1
Charles Stivers [9]	153,780	<1
David J. Voyticky [10]	985,301	2.3
Don A. Turkleson [11]	82,050	<1
Kurt C. Yost [12]	34,725	<1
Total	12,198,832	26.3%

Emerald Estock, LLC [13]	4,156,329	9.7%
River Road Asset Management, LLC [14]	2,894,772	6.9
Seaside 88, LLP [15]	2,679,341	6.4

––––––––––––––––––––

[1]	The inclusion of any shares as deemed beneficially owned does not constitute an admission of beneficial ownership by the named shareholder.

[2]
The number of shares owned by Mr. Boruff includes 8,000 shares owned for the benefit of his minor children, options to purchase 250,000 shares of our common stock which are exercisable at $0.33 per share expiring in August, 2018, options to purchase 300,000 shares of our common stock exercisable at $5.94 and 33,334 shares of our common stock exercisable at $6.534 and expire in April 2015, an option to purchase 625,000 shares of our common stock exercisable at $6.00 that expires in December 2015, and an option to purchase 83,334 shares of our common stock exercisable at $5.89 that expires in May 2015. The number of shares owned by Mr. Boruff excludes options to purchase an additional options to purchase an 150,000 shares of our common stock exercisable at $5.94 which have not yet vested and expire in April 2020, options to purchase an additional 16,666 shares of our common stock exercisable at $6.534 which have not yet vested and expire in April 2015, options to purchase an additional 1,875,000 shares of our common stock exercisable at $6.00 which have not yet vested and expire in December 2015 and options to purchase an additional 166,666 shares of our common stock exercisable at $5.89 which have not yet vested and expire in May 2021.

[3]
The number of shares owned by Mr. Gettelfinger includes options to purchase 66,667 shares of common stock at $5.94 per share expiring in April 2020 and options to purchase 40,000 shares of common stock at an exercise price of $5.89 and expire in May 2021 but excludes options to purchase an additional 33,333 shares of our common stock exercisable at $5.94 which have not yet vested and expire in April 2020, and options to purchase an additional 40,000 shares of our common stock exercisable at $3.84 which have not yet vested and expire in July 2022.

[4]
The number of shares owned by Mr. Hall includes a warrant to purchase an additional 711,000 shares of our common stock exercisable at $1.00 expiring in December 2013, a warrant to purchase an additional 480,000 shares of our common stock exercisable at $2.00 expiring in December 2013, options to purchase an additional 66,667 shares of our common stock exercisable at $5.94 expiring in April 2020, and options to purchase an additional 58,334 shares of our common stock exercisable at $5.89 which expire in May 2021, but excludes options to purchase an additional 33,333 shares of our common stock exercisable at $5.94 which have not yet vested and expire in April 2020 and options to purchase an additional 116,666 shares of our common stock exercisable at $5.89 which have not yet vested and expire in May 2021.

[5]	The number of shares owned by Mr. Hannahs excludes an option to purchase 100,000 shares of our common stock at an exercise price of $3.84 that has not yet vested and expires in July 2023.

[6]
The number of shares owned by General McPeak includes 15,000 shares held in a family trust over which he has voting and dispositive control, options to purchase 133,334 shares of common stock at $5.94 per share expiring in April 2020 and options to purchase 66,667 shares of common stock at $4.98 per share expiring in July 2020, and options to purchase 40,000 shares of common stock at an exercise price of $5.89 which expire in May 2021 but excludes options to purchase an additional 66,666 shares of our common stock exercisable at $5.94 which have not yet vested and expire in

April 2020, and options to purchase an additional 33,333 shares of our common stock exercisable at $4.98 which have not yet vested and expire in July 2020, and options to purchase 40,000 shares of common stock at an exercise price of $3.84 which have not yet vested and expire in July 2022.

[7]
The number of shares owned by Mr. Miller includes an option to purchase an additional 200,000 shares of our common stock exercisable at $5.94 expiring in April 2020, an option to purchase 33,334 shares of our common stock exercisable at $6.534 expiring in April 2015, and an option to purchase 58,334 shares of our common stock exercisable at $5.89 which expire in May 2021, but excludes options to purchase an additional 100,000 shares of our common stock exercisable at $5.94 which have not yet vested and expire in April 2020, 16,666 shares of our common stock exercisable at $6.534 which have not yet vested and expire in April 2015 and 116,666 shares of our common stock exercisable at $5.89 which have not yet vested and expire in May 2021.

[8]
The number of shares owned by Ms. Rector excludes a restricted stock grant of 5,000 shares which has not yet vested and an option to purchase 45,000 shares of common stock at an exercise price of $3.85 which has not yet vested and expires in July 2022.

[9]
The number of shares owned by Mr. Stivers includes options to purchase 66,667 shares of common stock at $5.94 per share expiring in April 2020 and options to purchase 40,000 shares of common stock at an exercise price of $5.89 which expire in May 2021, but excludes options to purchase an additional 33,333 shares of our common stock exercisable at $5.94 which have not yet vested and expire in April 2020 and options to purchase 40,000 shares of common stock at an exercise price of $3.84 which have not yet vested and expire in July 2022.

[10]
The number of shares owned by Mr. Voyticky includes options to purchase 133,334 shares of common stock at $5.94 per share expiring in April 2020 and options to purchase 66,667 shares of common stock at $4.98 per share expiring in July 2020, options to purchase an additional 50,000 shares of our common stock exercisable at $5.89 which expire in May 2021, and options to purchase an additional 575,000 shares of common stock at an exercise price of $5.35 which expire in June 2016, but excludes options to purchase an additional 66,666 shares of our common stock exercisable at $5.94 which have not yet vested and expire in April 2020, options to purchase an additional 33,333 shares of our common stock exercisable at $4.98 which have not yet vested and expire in July 2020, options to purchase an additional 100,000 shares of our common stock exercisable at $5.89 which have not yet vested and expire in May 2021, and options to purchase an additional 1,725,000 shares of common stock at an exercise price of $5.35 which have not yet vested and expire in June 2016.

[11]
The number of shares owned by Mr. Turkleson includes options to purchase 33,334 shares of common stock at $5.25 per share expiring in January 2021 and options to purchase 40,000 shares of common stock at an exercise price of $5.89 which expire in May 2021, but excludes options to purchase 66,666 shares of common stock at an exercise price of $5.25 which have not yet vested and expire in January 2021, and options to purchase an additional 40,000 shares of our common stock exercisable at $3.84 which have not yet vested and expire in July 2022.

[12]
The number of shares owned by Mr. Yost includes options to purchase 34,725 shares of common stock at $4.01 per share expiring in May 2022, but excludes options to purchase 215,275 shares of common stock at an exercise price of $4.01which have not yet vested and expire in May 2022.

[13]
The number of shares owned by Emerald Estock, LLC includes options to purchase 115,000 shares of our common stock at $5.00 per share and warrants to purchase 700,000 shares of our common stock with an exercise price of $5.28 expiring in May 2015. Emerald Estock, LLC's address is 4017 Hillsboro Pike, Suite 103-328, Nashville, TN 37215.

[14]	River Road Asset Management, LLC's address is 462 S. 4th Street, Suite 1600, Louisville, KY 40202.

[15]
The number of shares owned by Seaside 88, LP includes warrants to purchase 70,000 shares of common stock at an exercise price of $5.28 expiring in March 2015. Seaside 88, LP's address is 750 Ocean Royale Way, Suite 805, Juno Beach. FL 33408.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time our company provides service work on oil and gas wells owned by Mr. Gettelfinger, a member of the Board of Directors, and his wife. The terms and pricing are the same as to third parties. During fiscal 2012, the aggregate amount of service work we performed for Mr. and Mrs. Gettelfinger was $25,422 and at April 30, 2012 they owed us $3,153.

On August 1, 2009 we entered into a Marketing Agreement with The Dimirak Companies, an affiliate of Dimirak Financial Corp. and Dimirak Securities Corporation, a broker-dealer and member of FINRA. At the time of the agreement, Mr. Boruff, our CEO, was a director and 49% owner of Dimirak Securities Corporation. In July of 2012, Mr. Boruff sold his ownership interest in Dimirak Securities Corporation. Under the terms of the Marketing Agreement, we engaged The Dimirak

Companies to serve as our exclusive marketing agent in a $20 million of income fund and a $25.5 million drilling offering, which included the MEI offering described earlier in this annual report. The term of the agreement will expire upon the termination of the offerings. We agreed to pay The Dimirak Companies a monthly consulting fee of $5,000, a marketing fee of 2% of the gross proceeds received in the offerings or within 24 months from the expiration of the term of the agreement, a wholesaling fee of 2% of the proceeds and a reimbursement of pre-approved expenses. The agreement contains customary indemnification, non-circumvention and confidentiality clauses. During 2012, we paid The Dimirak Companies and their affiliates a total of $169,028, under the terms of this agreement.

We use a number of contract labor companies to provide on demand labor at our Alaska operations.  One of these companies, H & H Industrial, Inc., is wholly-owned by the sister and father of David Hall, the CEO of our Alaskan subsidiary and a member of our Board of Directors.  For the year ended April 30, 2012, we paid H & H $631,644 for its services to us and at April 30, 2012 we owed this entity $108,510, all of which has been paid at the date of this amendment.

On August 27, 2010, we entered into a consulting arrangement with Matrix Group, LLC (“Matrix”), an entity through which one of our directors at the time, David J. Voyticky, provided consulting services to us, including assisting us in locating strategic investments and business opportunities.  During fiscal 2012, and prior to his appointment in June 2011 as our President (and later, Acting Chief Financial Officer), we paid Matrix $350,000 for consulting services rendered under this arrangement, as well as a $250,000 bonus upon the successful closing of the Guggenheim Credit facility.  We also reimbursed Matrix $267,093 of related expenses.  Following Mr. Voyticky's appointment as our President, we have terminated the consulting arrangement.

On July 13, 2011, Cook Inlet Energy, LLC entered into a consulting agreement with Jexco LLC, an entity owned by Jonathan S. Gross, a former member of our Board of Directors. Under the terms of this agreement, Jexco LLC provided advice to us in areas related to seismic processing services with contractors located in Houston. The agreement terminated on December 31, 2011. As compensation for the services, we agreed to pay a flat fee of $15,000 for work performed in the Houston metropolitan area and a fee of $2,500 per day for work performed outside of the Houston metropolitan area. We agreed to reimburse Jexco LLC for out of pocket expenses incurred in rendering the services to us. As of December 31, 2011, Jexco LLC had completed the scope of work and billed $15,000 under this agreement.

There are no assurances that the terms of the transactions with the related parties are comparable to terms we could have obtained from unaffiliated third parties.

The Audit Committee of our Board of Directors is responsible for approving transactions where a director may have a personal interest in the transaction. Before the transaction is entered into, the Audit Committee will review the terms of the proposed transaction, and, in their business judgment, determine that entry into the transaction is in our best interest or that we should not enter into the transaction. Any director with an interest in the transaction is excluded from this discussion and review.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that a majority of our current directors have no relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and are “independent directors” as defined in the New York Stock Exchange Listed Company Manual. In determining the independence of our directors, the Board of Directors has adopted independence standards specified by applicable laws and regulations of the SEC and the listing standards of the New York Stock Exchange, the exchange on which our common stock is listed.  In making the determination of the independence of our directors, the Board of Directors considered all known transactions in which we and any director had any interest, including any discussed under “Certain Relationships and Related Transactions” below.

The corporate governance rules of the New York Stock Exchange require that our independent directors must meet in regularly scheduled executive sessions held at least twice a year at which only independent directors are present. General McPeak, the Lead Director of the Board of Directors, presides at these sessions. Each independent director has access to the members of our management team or other employees as well as full access to our books and records. We have no policy limiting, and exert no control over, meetings of our independent directors.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents included in this report:

The consolidated financial statements and Reports of Independent Registered Accounting Firms as listed in the 10-K were previously filed as part of the 10-K.

1.	Exhibits
The following documents are filed as a part of this annual report on Form 10-K or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.		DESCRIPTION
2.1	–
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

14.1	–	Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended April 30, 2011).
21.1	–	Subsidiaries of the registrant *
23.1	–	Consent of Ralph E. Davis Associates, Inc. *
23.2	–	Consent of KPMG LLP*
23.3	–	Consent of Sherb & Co., LLP*
31.1	–	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer **
31.2	–	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer **
32.1	–	Section 1350 certification of Chief Executive Officer **
32.2	–	Section 1350 certification of Chief Financial Officer **
99.1	–	Reserve Report of Ralph E. Davis Associates, Inc. at April 30, 2012 on Cook Inlet assets *
99.2	–	Reserve Report of Ralph E. Davis Associates, Inc. at April 30, 2012 on Appalachian region assets *
99.3	–	Reserve Report of Ralph E. Davis Associates, Inc. at April 30, 2011 on Cook Inlet assets *
99.4	–	Reserve Report of Ralph E. Davis Associates, Inc. at April 30, 2010 on Cook Inlet assets *
101.INS	–	XBRL Instance Document *
101.SCH	–	XBRL Taxonomy Extension Schema Document *
101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	–	XBRL Taxonomy Extension Definition Document *
101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document *
*	Previously filed
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 28, 2012

MILLER ENERGY RESOURCES, INC.

By:	/s/ SCOTT BORUFF
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DELOY MILLER	Chairman of the Board, Chief Operating Officer	August 28, 2012
Deloy Miller

/s/ SCOTT M. BORUFF	Chief Executive Officer, Director, Principal Executive Officer	August 28, 2012
Scott M. Boruff

/s/ DAVID J. VOYTICKY	President, Chief Financial Officer, Director, Principal Financial Officer	August 28, 2012
David J. Voyticky

/s/ HERMAN GETTELFINGER	Director	August 28, 2012
Herman Gettelfinger

/s/ GERALD E. HANNAHS, JR.	Director	August 28, 2012
Gerald E. Hannahs, Jr.

/s/ DAVID M. HALL	Director	August 28, 2012
David M. Hall

/s/ MERRILL A. MCPEAK	Director	August 28, 2012
Merrill A. McPeak

/s/ CHARLES STIVERS	Director	August 28, 2012
Charles Stivers

/s/ DON A. TURKLESON	Director	August 28, 2012
Don A. Turkleson