Form 10-K/A
period 2012-04-30
MILLER ENERGY RESOURCES, INC.
filed 2012-09-06
CIK 785968

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

EXPLANATORY NOTE
The purpose of this Amendment No. 2 on Form 10-K/A is to amend and restate Part III, Items 10 through 14, of the previously filed Annual Report on Form 10-K of Miller Energy Resources, Inc. for the year ended April 30, 2012, filed with the Securities and Exchange Commission on July 16, 2012 (the “Form 10-K”), and previously amended on August 28, 2012 on a Form 10-K/A (Amendment No. 1) (collectively, the “10-K”), to correct two typographical errors contained in the Summary Compensation table on page 28 for Mr. Boruff's 2011 stock option compensation and total compensation, and to correct a typographical error  in the Outstanding Equity Awards at Fiscal Year End table on page 30 in which a number was placed in the wrong column.  These are the only corrections made in this Amendment No. 2.  Accordingly, Part III of the Form 10-K is hereby amended and restated in its entirety as set forth in this amendment.

                This Form 10-K/A (Amendment No. 2) also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2 hereof.  There are no other changes to the Form 10-K as previously filed with the Securities and Exchange Commission other than those set forth in this amendment.  This amendment does not reflect events occurring after the filing of the Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the amended sections of the Form 10-K as set forth in this amendment.  Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Form 10-K, and such forward-looking statements should be read in their historical context.

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

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.” The value attributable to any option awards in the following table is computed in accordance with ASC Topic 718. The value of the securities issued reflects the aggregate grant date fair value computed in accordance with ASC Topic 718 assuming the following weighted averages:

	2012	2011	2010
Expected term (years)	4.4	3.5	5.4
Volatility	83.8%	73.3%	63.8%
Discount rate - bond equivalent rate	1.28%	1.36%	2.63%
Dividend rate	—	—	—

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	OPTION AWARDS ($)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	NON-QUALIFIED COMPENSATION EARNINGS ($)	ALL OTHER COMPENSATION ($)	TOTAL ($)
Scott M. Boruff[1]	2012	500,000	118,000	1,123,000	1,013,009			12,475	2,766,484
	2011	341,146	1,084,047	888,875	5,302,161	—	—	12,704	7,628,933
	2010	260,228	576,547	578,000	1,786,920	—	—	12,640	3,214,335
David J. Voyticky[2]	2012	470,193	450,000	1,131,650	7,964,796				10,016,639
Paul W. Boyd[3]	2012	176,539	—	—	709,106			6,000	891,645
	2011	177,346	91,000	—	—	—	—	6,000	274,346
	2010	133,943	—	—	1,325,634	—	—	6,000	1,465,577
Deloy Miller[4]	2012	204,904	—	275,000	709,106			6,375	1,195,385
	2011	200,000	60,000	—	—	—	—	1,277	261,277
	2010	203,846	—	—	1,244,083	—	—	1,161	1,449,090
David Hall[5]	2012	204,904	—	308,858	709,106				1,222,868
	2011	195,000	56,000	—	—	—	—	—	251,000
	2010	75,000	—	—	361,824	—	—	—	436,824

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of April 30, 2012:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options, Exercisable	Number of Securities Underlying Unexercised Options, Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested	Market Value of Shares or Units of Stock that have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested ($) [1]
Scott M. Boruff	187,500	62,500	—	0.33	8/1/2018	—	—	—	—
	300,000	150,000	—	5.94	4/27/2020	—	—	—	—
	33,334	16,666	—	6.53	4/27/2015	—	—	—	—
	625,000	1,875,000	—	6.00	12/22/2015	—	—	—	—
	—	250,000	—	5.89	5/27/2021	—	—	—	—
	—	—	—	—	—	62,500	339,375	—	—
David J. Voyticky [2]	133,334	66,666	—	5.94	4/27/2020	—	—	—	—
	33,333	66,667	—	4.98	7/29/2020	—	—	—	—
	—	150,000	—	5.89	5/27/2021	—	—	—	—
	—	2,300,000	—	5.35	6/9/2016	—	—	—	—
Paul W. Boyd	250,000	—	—	0.40	9/23/2013	—	—	—	—
	25,000	—	—	2.52	2/18/2015	—	—	—	—
	233,334	116,666	—	5.94	4/27/2020	—	—	—	—
	—	175,000	—	5.89	5/27/2021	—	—	—	—
Deloy Miller	200,000	100,000	—	5.94	4/27/2020	—	—	—	—
	33,334	16,666	—	6.53	4/27/2015	—	—	—	—
	—	175,000	—	5.89	5/27/2021	—	—	—	—
David M. Hall [3]	66,668	33,332	—	5.94	4/27/2020	—	—	—	—
	—	175,000	—	5.89	5/27/2021	—	—	—	—

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
Date: September 6, 2012

MILLER ENERGY RESOURCES, INC.

By:	/s/ SCOTT BORUFF
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DELOY MILLER	Chairman of the Board, Chief Operating Officer	September 6, 2012
Deloy Miller

/s/ SCOTT M. BORUFF	Chief Executive Officer, Director, Principal Executive Officer	September 6, 2012
Scott M. Boruff

/s/ DAVID J. VOYTICKY	President, Chief Financial Officer, Director, Principal Financial Officer	September 6, 2012
David J. Voyticky

/s/ HERMAN GETTELFINGER	Director	September 6, 2012
Herman Gettelfinger

/s/ GERALD E. HANNAHS, JR.	Director	September 6, 2012
Gerald E. Hannahs, Jr.

/s/ DAVID M. HALL	Director	September 6, 2012
David M. Hall

/s/ MERRILL A. MCPEAK	Director	September 6, 2012
Merrill A. McPeak

/s/ CHARLES STIVERS	Director	September 6, 2012
Charles Stivers

/s/ DON A. TURKLESON	Director	September 6, 2012
Don A. Turkleson