Form 10-Q
period 2012-10-31
MILLER ENERGY RESOURCES, INC.
filed 2012-12-10
CIK 785968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  43,361,694 shares of common stock are issued and outstanding as of November 30, 2012.

		Page

PART I	Financial Information
Item 1.	Financial Statements:	1
	Condensed Consolidated Balance Sheets as of October 31, 2012 and April 30, 2012	1
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended October 31, 2012 and 2011	2
	Condensed Consolidated Statements of Stockholders' Equity for the Six Months Ended October 31, 2011, Six Months Ended April 30, 2012, and Six Months Ended October 31, 2012	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended October 31, 2012 and 2011	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39

PART II	Other Information
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 6.	Exhibits	40
SIGNATURES		41
EXHIBIT INDEX		42

i

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

MILLER ENERGY RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	October 31, 2012	April 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,343	$3,971
Restricted cash	13,069	2,250
Accounts receivable	1,900	3,107
State production credits receivable	2,894	2,958
Inventory	1,748	1,835
Prepaid expenses and other	1,557	482
	25,511	14,603
OIL AND GAS PROPERTIES, NET	481,055	475,802
EQUIPMENT, NET	41,142	33,728
OTHER ASSETS:
Land	542	542
Restricted cash, non-current	9,948	9,875
Deferred financing costs, net of accumulated amortization	5,171	1,426
Other assets	731	413
	$564,100	$536,389
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,884	$9,504
Accrued expenses	6,075	6,744
Short-term portion of derivative instruments	2,055	2,803
Current portion of long-term debt	3,000	24,130
	24,014	43,181
OTHER LIABILITIES:
Deferred income taxes	164,699	167,319
Asset retirement obligation	18,935	18,366
Long-term portion of derivative instruments	224	7,700
Long-term debt, less current portion	39,216	—
	247,088	236,566
COMMITMENTS AND CONTINGENCIES (Note 14)
MEZZANINE EQUITY:
Series A cumulative preferred stock, redemption amount of $11.2 million	—	8,818
Series C cumulative preferred stock, redemption amount of $17.4 million	14,458	—

STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par, 500,000,000 shares authorized, 43,361,694 and 41,086,751 shares issued and outstanding, respectively	4	4
Additional paid-in capital	82,441	64,813
Retained earnings	220,109	226,188
	302,554	291,005
	$564,100	$536,389

See accompanying notes to the condensed consolidated financial statements.

MILLER ENERGY RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
REVENUES:
Oil sales	$7,944	$8,285	$15,590	$16,476
Natural gas sales	112	156	195	284
Other	2,754	764	3,287	1,300
	10,810	9,205	19,072	18,060
OPERATING EXPENSES:
Oil and gas operating	4,871	4,375	8,845	8,171
Cost of other revenue	2,485	146	3,033	372
General and administrative	6,208	7,949	11,538	13,721
Exploration expense	28	148	57	180
Depreciation, depletion and amortization	3,062	4,050	6,187	7,423
Accretion of asset retirement obligation	285	268	569	537
Other operating income, net	(40)	(5)	(65)	(897)
	16,899	16,931	30,164	29,507
OPERATING LOSS	(6,089)	(7,726)	(11,092)	(11,447)
OTHER INCOME (EXPENSE):
Interest expense, net	(1,537)	(879)	(1,668)	(1,376)
Gain (loss) on derivatives, net	(2,045)	1,506	6,896	5,262
Other income (expense), net	(300)	29	(375)	60
	(3,882)	656	4,853	3,946
LOSS BEFORE INCOME TAXES	(9,971)	(7,070)	(6,239)	(7,501)
Income tax benefit	3,741	2,586	2,620	2,834
NET LOSS	(6,230)	(4,484)	(3,619)	(4,667)
Accretion of preferred stock	(38)	—	(2,460)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,268)	$(4,484)	$(6,079)	$(4,667)

LOSS PER COMMON SHARE:
Basic	$(0.15)	$(0.11)	$(0.15)	$(0.11)
Diluted	$(0.15)	$(0.11)	$(0.15)	$(0.11)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	42,542,242	40,908,490	41,984,283	40,624,050
Diluted	42,542,242	40,908,490	41,984,283	40,624,050

See accompanying notes to the condensed consolidated financial statements.

MILLER ENERGY RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance at April 30, 2011	39,880,251	$4	$49,013	$245,725	$294,742
Net loss	—	—	—	(4,667)	(4,667)
Issuance of equity for services	100,000	—	563	—	563
Issuance of equity for compensation	62,500	—	6,255	—	6,255
Exercise of equity rights	869,000	—	1,283	—	1,283
Balance at October 31, 2011	40,911,751	4	57,114	241,058	298,176
Net loss	—	—	—	(14,023)	(14,023)
Accretion of preferred stock	—	—	—	(847)	(847)
Issuance of equity for services	30,000	—	938	—	938
Issuance of equity for compensation	45,000	—	6,661	—	6,661
Exercise of equity rights	100,000	—	100	—	100
Balance at April 30, 2012	41,086,751	4	64,813	226,188	291,005
Net loss	—	—	—	(3,619)	(3,619)
Accretion of preferred stock	—	—	—	(2,460)	(2,460)
Issuance of equity for services	351,477	—	1,944	—	1,944
Other equity issuances	192,800	—	1,341	—	1,341
Issuance of equity for compensation	444,665	—	6,160	—	6,160
Exercise of equity rights	1,286,001	—	3,833	—	3,833
Preferred stock redemption	—	—	2,510	—	2,510
Modification of warrants	—	—	1,840	—	1,840
Balance at October 31, 2012	43,361,694	$4	$82,441	$220,109	$302,554

See accompanying notes to the condensed consolidated financial statements.

MILLER ENERGY RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (in thousands)

	Six Months Ended October 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,619)	$(4,667)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	6,187	7,423
Amortization of deferred financing fees	269	545
Expense from issuance of equity	4,978	6,836
Deferred income taxes	(2,620)	(2,834)
Gain on derivative instruments, net	(3,798)	(4,640)
Accretion of asset retirement obligation	569	537
Changes in operating assets and liabilities:
Receivables	1,271	(8)
Inventory	(242)	29
Prepaid expenses and other assets	(1,393)	30
Accounts payable and accrued expenses	5,119	(1,557)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,721	1,694

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and improvements	(7,719)	(21,197)
Proceeds from sale of equipment	2,000	—
Capital expenditures for oil and gas properties	(11,228)	(4,519)
Investment in equity method investee	—	(400)
NET CASH USED IN INVESTING ACTIVITIES	(16,947)	(26,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(24,130)	(2,000)
Debt acquisition costs	(3,799)	(2,799)
Proceeds from borrowings	40,000	28,895
Redemption of preferred stock	(11,240)	—
Issuance of preferred stock	18,330	—
Equity issuance costs	(1,502)	—
Exercise of equity rights	3,831	1,283
Restricted cash	(10,892)	28
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,598	25,407
NET INCREASE IN CASH AND CASH EQUIVALENTS	372	985

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,971	1,559
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,343	$2,544
SUPPLEMENTARY CASH FLOW DATA:
Cash paid for interest	$5,429	$680

See accompanying notes to the condensed consolidated financial statements.

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Overview

Unless specifically set forth to the contrary, when used in this report, the terms "Miller Energy Resources, Inc.," the "Company," "we," "us," "ours," "MER," "Miller," and similar terms refer to our Tennessee corporation Miller Energy Resources, Inc., formerly known as Miller Petroleum, Inc., and our subsidiaries, Miller Rig & Equipment, LLC, Miller Drilling TN, LLC and Miller Energy Services, LLC, East Tennessee Consultants, Inc., East Tennessee Consultants II, LLC, Miller Energy GP, LLC, and Cook Inlet Energy, LLC ("CIE"), collectively.

We are an independent exploration and production company that utilizes seismic data and other technologies for the geophysical exploration, development and production of oil and natural gas wells in the Cook Inlet Basin of southcentral Alaska and the Appalachian region of eastern Tennessee. The accounting policies used by us and our subsidiaries reflect industry practices and conform to U.S. generally accepted accounting principles ("GAAP"). Significant policies are discussed below.

Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with GAAP and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted under Securities and Exchange Commission ("SEC") rules and regulations. The results reported in these condensed consolidated financial statements are not necessarily indicative of the financial position or operating results that may be expected for the entire year.

The financial information included herein should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Item 8 of Part II of the Company's Annual Report on Form 10-K for the year ended April 30, 2012, which was filed with the SEC on July 16, 2012, amended on August 28, 2012 and further amended on September 6, 2012. Certain amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to current period presentation.

Principles of Consolidation

The accompanying condensed consolidated financial statements include our consolidated accounts, including the accounts of the Company, after elimination of intercompany balances and transactions. The condensed consolidated financial statements also include the accounts of all investments in which we, either through direct or indirect ownership, have more than a 50% interest or significant influence over the management of those entities.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are consistent with those discussed in our Annual Report on Form 10-K for the year ended April 30, 2012, as amended.

Restricted Cash

As of October 31, 2012 and April 30, 2012, current restricted cash includes $12,728 and $2,045 of cash temporarily held in an account that is controlled by our lender. Current restricted cash balances include amounts held in escrow to secure company related credit cards. Non-current restricted cash balances include amounts held in escrow to provide for the future plugging and abandonment of wells, including the possible dismantling of our off-shore platform, and general liability bonds.

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

Investments

On June 24, 2011, we acquired a 48% minority interest in Pellissippi Pointe I, LLC and Pellissippi Pointe II, LLC (the “Pellissippi Pointe” entities or “investee”) for total cash consideration of $400. In connection with the transaction, we executed a five-year lease agreement with the investee and relocated our corporate offices to the new facility on November 7, 2011. Due to the fact that we do not exercise control over the financial and operating decisions made by the investee, we have accounted for these investments using the equity method. These investments are reflected in “other assets” in the accompanying condensed consolidated balance sheets.

Guarantees

On July 12, 2012, we signed a direct guarantee for 55% of the loan obligations outstanding of $5,074 with FSG Bank for the Pellissippi Pointe equity investment. As a result, Miller's guarantee is included within the scope of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 460, "Guarantees" and was recorded at the estimated fair value of $250, and is being amortized over the life of the guarantee. It is included in accrued expenses on our condensed consolidated balance sheet as of October 31, 2012. The fair value was calculated using the income approach. Further, the estimated default rate was determined by obtaining the average cumulative issuer-weighted corporate default rate based on the credit rating of Pellissippi Pointe and the term of the underlying loan obligations. The default rates are published by Moody's Investors Service. We will amortize this liability over the five-year term of the guarantee. To the extent we are required to make payments under the guarantee, we will record the differences between the liability and the associated payments in earnings. Our maximum potential undiscounted payments under this arrangement are $2,791 plus additional lender's costs at October 31, 2012.

Other Comprehensive Income

We do not have items of other comprehensive income for the periods presented in these financial statements.

Earnings Per Share

We determine "basic" earnings (loss) per share and "diluted" earnings (loss) per share in accordance with the provisions of ASC 260, "Earnings Per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per share is similar to that of basic earnings per share, except that the denominator is increased, if net income is positive, to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, had been exercised. We compute the numerator for basic EPS by subtracting preferred stock dividends from net income (loss) attributable to common stockholders. Preferred stock dividends include dividends declared on preferred stock (regardless of whether the dividends have been paid) and dividends accumulated for the period on cumulative preferred stock (regardless of whether the dividends have been declared). As of October 31, 2012, our declared dividends were $0 and our accumulated dividends were $131.

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

3.    MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

For the three and six months ended October 31, 2012, Tesoro Corporation accounted for $7,568, or 70%, and $14,810, or 78%, of our consolidated total revenues, respectively. Tesoro Corporation also accounted for $1,092, or 63%, and $2,581, or 83%, of our accounts receivable as of October 31, 2012 and April 30, 2012, respectively.

Credit is extended to customers based on an evaluation of their credit worthiness and collateral is generally not required. We experienced no credit losses of significance during the three and six months ended October 31, 2012 and 2011.

We maintain our cash and cash equivalents, which at times may exceed federally insured amounts, in highly rated financial institutions. As of October 31, 2012, we held $2,882 in excess of the $250 limit insured by the Federal Deposit Insurance Corporation.

4.    RELATED PARTY TRANSACTIONS

We use a number of contract labor companies to provide on demand labor at our Alaska operations. H&H Industrial, Inc. is an entity contracted by CIE, a wholly-owned subsidiary of the Company, to provide services related to the exploration and production of oil and natural gas. The company is owned by the sister and father of David Hall, Chief Executive Officer ("CEO") of CIE and member of our Board of Directors. The audit committee of our Board of Directors determined that the amounts paid by us for the services performed were fair to and in the best interests of the Company. For the three and six months ended October 31, 2012, we recorded expenses of $228 and $591, respectively, for services rendered by H&H Industrial, Inc.

From time to time the Company provides service work on oil and gas wells owned by Mr. Gettelfinger, a member of the Board of Directors, and his wife. The audit committee of our Board of Directors determined that the amounts paid to us for the services performed were fair and in the best interests of the Company. As of October 31, 2012 and April 30, 2012, Mr. and Mrs. Gettelfinger owed us $5 and $17, respectively.

In 2009, we entered into a marketing agreement with The Dimirak Companies, an affiliate of Dimirak Financial Corp. and Dimirak Securities Corporation, a broker-dealer and member of Financial Industry Regulatory Authority ("FINRA"). Mr. Boruff, our CEO, was then a director and 49% owner of Dimirak Securities Corporation. Under the terms of this agreement, we engaged The Dimirak Companies to serve as our exclusive marketing agent in a $20,000 income fund and a $25,500 drilling offering, which included the Miller Energy Income ("MEI") offering. The terms of the agreement expire upon the termination of the offerings. We agreed to pay The Dimirak Companies a monthly consulting fee of $5, a marketing fee of 2% of the gross proceeds received in the offerings or within 24 months from the expiration of the term of the agreement, a wholesaling fee of 2% of the proceeds and a reimbursement of certain pre-approved expenses. The agreement contained customary indemnification, non-circumvention and confidentiality clauses. For the six months ended October 31, 2012 and 2011, we recorded expenses related to The Dimirak Companies and their affiliates of $52 and $36, respectively. Effective July 24, 2012, Mr. Boruff sold his interest in Dimirak Securities Corporation and we terminated our agreements with them.

5.    OIL AND GAS PROPERTIES AND EQUIPMENT

Oil and gas properties (successful efforts method) are summarized as follows:

	October 31, 2012	April 30, 2012
Property costs
Proved property	$330,878	$321,066
Unproved property	182,716	182,704
Total property costs	513,594	503,770
Less: Accumulated depletion	(32,539)	(27,968)
Oil and gas properties, net	$481,055	$475,802

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

As of October 31, 2012, we have $3,706 included in work in progress for a cost incurred to repair and restore production of the RU-1 well.  We currently anticipate that the cost incurred will result in the addition of incremental proved reserves, which is necessary in order for these costs to remain capitalized.  If we determine that proved reserves did not increase as a result of the cost incurred on the RU-1 well, such costs will be released from work in progress and charged to expense at the time that determination is made.

Equipment is summarized as follows:

	October 31, 2012	April 30, 2012
Machinery and equipment	$6,425	$5,595
Vehicles	1,845	1,689
Aircraft	460	460
Buildings	2,725	2,683
Office equipment	577	533
Leasehold improvements	463	423
Drilling rigs	30,912	3,714
Construction in progress	1,977	21,589
	45,384	36,686
Less: Accumulated depreciation	(4,242)	(2,958)
Equipment, net	$41,142	$33,728

Depreciation, depletion and amortization consisted of the following:

	For the Six Months Ended October 31,
	2012	2011
Depletion of oil and gas related assets	$4,571	$7,088
Depletion included in ending crude oil inventory	329	—
Depreciation and amortization of equipment	1,287	335
Total	$6,187	$7,423

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

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

Derivative Instruments

Commodity Derivatives
As of October 31, 2012, we had the following open crude oil derivative positions:

	Fixed - Price Swaps
Production Period:	Bbls	Weighted Average Fixed Price
2013	114,700	$96.00
2014	147,000	95.30

Warrant Derivatives
Series A Cumulative Preferred Stock. In April 2012, purchasers of our Series A Cumulative Preferred Stock (the "Series A Preferred Stock") were issued warrants to purchase an aggregate amount of 1,000,000 shares of our common stock at an exercise price of $5.28 per share. These warrants were subject to a reset provision requiring adjustment of the exercise price, from $5.28 to $3.00, if the preferred stock was not redeemed within 30 days of our refinancing and repayment of the Guggenheim Credit Facility.

The Series A Preferred Stock was redeemed on June 29, 2012 in connection with the initiation of the Apollo Credit Facility and the repayment of the Guggenheim Credit Facility. The mark-to-market adjustment from May 1, 2012 to June 29, 2012 was recorded to gain on derivatives, net, and the remaining liability was reclassified to additional paid-in capital.

Warrants Issued in Connection with Other Equity Transactions. On March 26, 2010, purchasers of our common stock and certain third party consultants were issued warrants to purchase an aggregate amount of 817,055 shares of our common stock at an exercise price of $5.28 per share. Under the terms of the respective agreements, an adjustment to the exercise price is required if, at any time after issuance, we issue warrants at an exercise price lower than $5.28.

On September 21, 2012, the Company entered into a Special Warrant Exercise Agreement with warrant holders, pursuant to which, warrant holders agreed to exercise 586,001 warrants immediately for $4.00 per share and waived their right to a cashless exercise.  In addition, 42,857 warrants were cancelled in exchange for a settlement payment of $75.  These modifications resulted in a loss of $210, which is included in other income (expense), net on our consolidated statements of operations for the three and six months ended October 31, 2012.

The term for the remaining 138,197 warrants outstanding was extended for one year in exchange for the removal of the exercise price reset provision.  The mark-to-market adjustment from May 1, 2012 to September 21, 2012 was recorded to gain (loss) on derivatives, net, and the remaining liability was reclassified to additional paid-in capital.

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

Fair Value Measurements

As of October 31, 2012 and April 30, 2012, the fair market value of our derivative liabilities is as follows:

	October 31, 2012	April 30, 2012
Current liabilities:
Commodity derivatives	$2,055	$2,803
Current portion of derivative instruments	2,055	2,803
Long-term liabilities:
Commodity derivatives	224	2,551
Warrant derivatives	—	5,149
Long-term portion of derivative instruments	224	7,700
Total derivative liability	$2,279	$10,503

Commodity Derivatives
Our commodity derivatives consist of variable-to-fixed price commodity swaps. The fair values of our commodity derivatives are not actively quoted in the open market, thus we use an income approach to estimate fair value. The use of commodity derivative instruments also exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. Thus, to minimize this exposure, we utilize an investment-grade rated counterparty. In measuring fair value, we also take into account the impact of counterparty risk on our derivative instruments and use observable market data for credit default swaps to assess the impact of non-performance credit risk when evaluating our net assets from the counterparty. We use the cumulative Standard & Poor's ("S&P") default rating for small, independent exploration and production companies to assess the impact of non-performance credit risk when evaluating our net obligations to the counterparty. As of October 31, 2012 and April 30, 2012, the effect of non-performance risk on our commodity derivatives was negligible.

Warrant Derivatives
Prior to the September 21, 2012 modification described above, our warrants contained an exercise price reset provision and were considered freestanding derivative instruments which required liability classification with fair value measured on a recurring basis in accordance with the provisions of ASC 820, "Fair Value Measurements."

Series A Cumulative Preferred Stock. We utilized a binomial, or lattice model, to value the warrants. In selecting a binomial tree model, we evaluated the model's capability to incorporate certain provisions present in these financial instruments and believe it is consistent with the fair value measurement objectives and requirements under ASC 820.

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

The following weighted average assumptions were used to determine fair value at June 29, 2012 and April 30, 2012: risk-free rate of 0.4%, expected volatility of 83% and an expected term of 2.80 years and 2.90 years, respectively. As of April 30, 2012, the warrants had an aggregate fair value of and $2,953. On June 29, 2012, the exercise price of the warrants became fixed and had a fair value of $2,510 which was reclassified to Additional Paid-in Capital.

Warrants Issued in Connection with Other Equity Transactions. At April 30, 2012, we had 767,055 warrants outstanding that were issued in connection with our March 26, 2010 equity transaction. These warrants contained an exercise price reset provision, whereby the exercise price would be adjusted downward in the event our common stock is subsequently issued to others at a price below the initial warrant exercise price. Due to the reset provision, the warrants were considered

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

freestanding derivative instruments and were classified as liabilities with fair value measured on a recurring basis in accordance with GAAP. On September 21, 2012, the exercise price reset provision was eliminated for the remaining warrants that were not exercised or canceled pursuant to the Special Warrant Exercise Agreement. We utilized the Black-Scholes model to determine fair value at April 30, 2012 with the following weighted average assumptions: risk-free rate of 0.4%, an expected term of 2.90 years, expected volatility of 83% and a dividend rate of 0%.

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

As of October 31, 2012 and April 30, 2012, all of our derivatives were classified as Level 2 instruments due to the lack of quoted prices readily available in an active market. The following table presents the hierarchy classification of our derivative instruments:

	Fair Value Measurements
At October 31, 2012	Level 1	Level 2	Level 3
Commodity derivative liability	$—	$2,279	$—
Total	$—	$2,279	$—
At April 30, 2012
Warrant derivative liability	$—	$5,354	$—
Commodity derivative liability	—	5,149	—
Total	$—	$10,503	$—

Derivative Activities Reflected on Condensed Consolidated Statements of Operations

Changes in the fair value of our derivative liabilities are recorded in gain on derivatives, net on our condensed consolidated statements of operations.

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2012	2011	2012	2011
Realized gain (loss) recognized in earnings	$(963)	$520	$3,098	$622
Unrealized gain (loss) recognized in earnings	(1,082)	986	3,798	4,640
Gain (loss) on derivatives, net	$(2,045)	$1,506	$6,896	$5,262

On June 6, 2012, the Company terminated the commodity derivative contracts in place on April 30, 2012 which were settled against the NYMEX WTI Cushing Index. In consideration of such termination, the counterparty paid the Company settlement value of $4,283 which was recorded as a realized gain. This realized gain was partially offset by $1,185 in realized losses during the six months ended October 31, 2012 to arrive at the realized net gain of $3,098.

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

7.    DEBT

As of October 31, 2012 and April 30, 2012, we had the following debt obligations reflected at their respective carrying values on our condensed consolidated balance sheets:

	October 31, 2012	April 30, 2012
Guggenheim senior secured Credit Facility	$—	$24,130
Apollo senior secured Credit Facility	40,000	—
Series B Preferred Stock	2,216	—
Total debt obligations	$42,216	$24,130

Apollo Senior Secured Credit Facility

On June 29, 2012 (the “Closing Date”), the Company entered into a Loan Agreement (the “Loan Agreement”) with Apollo Investment Corporation (“Apollo”), as administrative agent and sole initial lender.
The Loan Agreement provides for a $100,000 credit facility (the “Apollo Credit Facility”) with an initial borrowing base of $55,000. Of that initial $55,000, $40,000 was made available to, and was drawn by, Miller on the Closing Date. The remaining $15,000 of the initial borrowing base is currently available to be drawn, but has not been requested by us at this time. The Apollo Credit Facility matures on June 29, 2017 and is secured by substantially all the assets of Miller and its consolidated subsidiaries (other than MEI), which subsidiaries also guarantee the loans. Amounts outstanding under the Apollo Credit Facility bear interest at a rate of 18% per annum, with interest payable on the last day of each of Miller's fiscal quarters. Miller will be required to pay the outstanding balance of the loan in full on the maturity date; however, beginning with the fiscal quarter ending on July 31, 2013, if requested by Apollo (at the direction of lenders holding a majority of the commitments under the Loan Agreement), Miller would be required to repay up to $1,500 in principal quarterly. Such payments of principal would be made, together with any interest due on such date, on the last day of Miller's fiscal quarter.

The Loan Agreement contains interest coverage, asset coverage, minimum gross production and leverage covenants, as well as other affirmative and negative covenants. In connection with the Loan Agreement, Miller has granted Apollo a right of first refusal to provide debt financing for the acquisition, development, exploration or operation of any oil and gas related properties including wells during the term of the Apollo Credit Facility and one year thereafter. As previously reported by the Company, the financial and production covenants in the Apollo Credit Facility were amended on September 25, 2012 (the “September Amendment”), to delay the date on which compliance with those covenants would be measured from October 31, 2012 to January 31, 2013, and to adjust the covenant levels to be met on that date.

On the Closing Date, we paid Apollo a non-refundable structuring fee of $2,750, payable for the account of the lenders, and we have agreed to pay an additional 5% fee to Apollo for the benefit of the lenders on the amount of every additional borrowing over and above the $55,000 amount of the borrowing base at the date of closing. In addition, we paid Apollo a supplemental fee of $500 on the Closing Date, and have agreed to pay another $500 fee on each anniversary of the Closing Date so long as the Loan Agreement remains in effect.

Additional compensation was due to Bristol Capital, LLC, a consultant to us, in connection with the closing of the Loan Agreement. This fee was paid by issuing 312,500 shares of the Company's restricted common stock.

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

We expect to use the remaining proceeds of the loans made under the Apollo Credit Facility, to the extent any are drawn by the Company, to increase oil production both onshore and offshore in Alaska through the drilling of new wells and

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

the reworking of previously producing oil wells there, as well as the drilling of new horizontal wells and the reworking of existing wells in Tennessee.

The fair value of the October 31, 2012 outstanding balance of the Apollo Credit Facility was $41,412 as calculated using the discounted cash flows method.

Guggenheim Senior Secured Credit Facility

On June 29, 2012, in conjunction with the initiation of Apollo Credit Facility, we paid in full all outstanding principal and interest balances under the Guggenheim Credit Facility. The final payment of $26,200 was comprised of $21,900 principal, $4,100 in interest expense due to the make-whole premium and $200 accrued interest. The Loan Agreement under the Guggenheim Credit Facility and all related documents and security interests arising under them were terminated immediately upon the repayment.

Series B Preferred Stock

On September 24, 2012, we sold 25,750 shares of our Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) to 10 accredited investors and issued those investors warrants to purchase 128,750 shares of common stock in a private offering exempt from registration under the Securities Act of 1933, as amended. We received gross proceeds of $2,575. We paid issuance costs of $167, which have been capitalized and are being amortized over the term of the instrument. The outstanding Series B Preferred Stock is classified as long-term debt, in accordance with ASC 480, "Distinguishing Liabilities from Equity." The fair value approximates carrying value of Series B Preferred Stock.

The designations, rights and preferences of the Series B Preferred Stock, include:

•	the Series B Preferred Stock has a stated value of one hundred dollars per share and a liquidation preference equal to the stated value;

•	the holders of the Series B Preferred Stock are not entitled to any voting rights and are not convertible into any other security;

•	the holders of the Series B Preferred Stock are entitled to receive annual cumulative dividends at the rate of 12% per annum, payable in arrears semi-annually, beginning on March 1, 2013;

•
dividends on the Series B Preferred Stock will be paid in cash on each relevant dividend date provided that (i) we are in compliance with certain financial covenants (designated the “Capital Covenants”) under the Apollo Credit Facility, with compliance to be determined as of the most recent reporting date and, on a pro forma basis, on the dividend date, and (ii) no “Default” or “Event of Default” (as defined in the Apollo Credit Facility) has occurred or is continuing on the dividend date;

•
the Preferred Stock may not be redeemed until 30 days after “Security Termination” (as defined in the Apollo Credit Facility), but otherwise may be redeemed at any time by the Company, with a required redemption on the fifth anniversary of issuance or, if later, on the 30th day after Security Termination.

Debt Issue Costs

As of October 31, 2012, our unamortized debt issue costs were $5,171, which relate to the Apollo Credit Facility and the Series B Preferred Stock. These costs are being amortized over the term of the respective debt instruments.

As of April 30, 2012, our unamortized debt issue costs were $1,426. These costs were written off at the termination of the Guggenheim Credit Facility.

Compliance with Debt Covenants

As described above in connection with the September Amendment, the date on which compliance with the financial and production covenants will be measured is January 31, 2013 for the Apollo Credit Facility. Based on current production levels, we would not be in compliance with these covenants.

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8.    ASSET RETIREMENT OBLIGATIONS

The following table presents changes to the Company's asset retirement obligation liability for the six months ended October 31, 2012 and 2011:

	For the Six Months Ended October 31,
	2012	2011
Asset retirement obligation, as of April 30	$18,366	$17,294
Accretion expense	569	537
Asset retirement obligation, as of October 31	$18,935	$17,831

Any additional retirement obligations will increase the liability associated with new oil and natural gas wells and other facilities. Actual expenditures for abandonments of oil and natural gas wells and other facilities reduce the liability for asset retirement obligations. At October 31, 2012 and April 30, 2012, there were no significant expenditures for abandonments.

9.    STOCK-BASED COMPENSATION

During fiscal year 2010 and 2011, our Compensation Committee and Board of Directors adopted share-based compensation plans authorizing 3,000,000 and 8,250,000 shares of common stock under each plan, respectively. The share-based compensation plans allow us to offer our employees, officers, directors and others an opportunity to acquire a proprietary interest in the Company and enable us to attract, retain, motivate and reward such persons in order to promote the success of the Company. Each plan authorizes the issuance of incentive stock options, nonqualified stock options and restricted stock. All awards issued under the share-based compensation plans must be approved by our Compensation Committee. At October 31, 2012 and April 30, 2012, there were 352,828 and 1,250,000 additional shares available under the compensation plans.

We recognized $2,538 and $4,528 of employee expense related to our share-based compensation plans in the three and six months ended October 31, 2012 and $3,476 and $5,974 related to the three and six months ended October 31, 2011, respectively. We also recognized $101 and $187 of non-employee expense related to warrants issued for the three and six months ended October 31, 2012 and $281 and $499 related to the three and six months ended October 31, 2011, respectively. These expenses are included on our condensed consolidated statements of operations as part of “general and administrative expenses.”

The following table summarizes our stock-based compensation activities for the six months ended October 31, 2012 and 2011:

	For the Six Months Ended October 31, 2012		For the Six Months Ended October 31, 2011
	Number of Options and Warrants	Weighted Average Exercise Price	Number of Options and Warrants	Weighted Average Exercise Price
Beginning balance at April 30	15,405,955	$4.60	11,079,955	$3.98
Granted	853,750	4.39	4,085,000	5.48
Exercised	(1,286,001)	2.98	(869,000)	1.48
Canceled	(482,857)	5.09	(50,000)	5.94
Ending balance	14,490,847	4.63	14,245,955	4.56
Options exercisable at October 31	8,345,572	$3.99	5,746,790	$2.90

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

The following table summarizes our stock options and warrants outstanding, including exercisable shares at October 31, 2012:

Options and Warrants Outstanding				Options and Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 to $1.82	1,818,900	2.0	$0.75	1,818,900	$0.75
$2.00 to $4.99	2,370,000	4.9	2.96	1,591,390	2.51
$5.25 to $5.53	4,166,947	3.8	5.32	2,225,280	5.31
$5.89 to $5.94	3,510,000	7.9	5.92	2,001,668	5.93
$6.00 to $6.94	2,625,000	3.2	6.03	708,334	6.07
	14,490,847	4.6	$4.63	8,345,572	$3.99

10.    STOCKHOLDERS' EQUITY

At October 31, 2012, we had 43,361,694 shares of common stock outstanding. We issued 2,274,943 shares during the six months ended October 31, 2012, of which 1,286,001 shares were related to the exercise of equity rights, 178,800 shares were issued for the settlement of an obligation, 312,500 shares were issued to Bristol Capital, LLC as payment for fees related to the closing of our credit facility, 483,642 shares were issued to employees and non-employees for compensation of services, and 14,000 shares were issued for oil and gas leases.

On September 28, 2012, we sold 685,000 shares of the Company's newly designated 10.75% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) pursuant to the Company's shelf registration statement on Form S-3, which became effective on September 28, 2012.  The shares were offered to the public at $23.00 per share for gross proceeds of $15,755.  We incurred issuance costs of $1,335, yielding net proceeds of $14,420.  The Series C Preferred Stock is classified as temporary equity in accordance with ASC 480 and is being accreted to redemption value through the earliest repayment date of November 1, 2017, which resulted in accretion of $38 during the three months ended October 31, 2012. The fair value of the Series C Preferred Stock was $15,440 based on the closing price at October 31, 2012.

•
The holders are entitled to receive a 10.75% per annum cumulative quarterly dividend, on March 1, June 1, September 1, and December 1, payable in cash on each dividend date unless the Company is prohibited by making such payment pursuant to the terms of any agreement of the Company (including any other class or series of equity securities or any agreement related to indebtedness);

•
The dividend may increase to a penalty rate of 12.75% if we fail to (A) pay dividends for four or more quarterly dividend periods, whether or not consecutive, or (B) maintain the listing of our Series C Preferred Stock on a national securities exchange (the events listed in clauses (A) and (B) being “Penalty Events”);

•
There is no mandatory redemption or stated maturity with respect to the Series C Preferred Stock, and it is not redeemable prior to November 1, 2017 unless: (A) there is a change in control and redemption occurs pursuant to a special right of redemption related to that change in control or (B) the Closing Bid Price of our common stock has equaled or exceeded the conversion price initially set at $10.00 per share by 150% for at least 20 days trading days in any 30 consecutive trading day period (a “Market Trigger”);

•	The redemption price is $25 per share plus any accrued and unpaid dividends;

•	Liquidation preference is $25 per share plus any accrued and unpaid dividends;

•	The Series C Preferred Stock is senior to all our other securities except our Series B Redeemable Preferred Stock, which is senior to the Series C Preferred Stock;

•
There is a general conversion right with respect to the Series C Preferred Stock with an initial conversion price of $10.00 per share, a special conversion right upon a change in control, and a market trigger conversion at our option in the event of a Market Trigger;

•	The Series C Preferred Stock on has been listed on the NYSE and is registered under our universal shelf; and

•
Holders of the Series C Preferred Stock have no voting rights, except: 1) as otherwise required by law; 2) with respect to any proposal to (A) create, authorize or increase the authorized or issued amount of any class or series of our equity securities which rank senior to the Series C Preferred Stock or (B) amend, alter or repeal any provision of our charter, as amended, in a manner which materially and adversely affects any right, preference, privilege or voting power of the holders of the Series C Preferred Stock; and 3) the holders of the Series C Preferred Stock will have the right to elect two directors to our board of directors upon the occurrence of a Penalty Event.

At October 31, 2011, we had 40,911,751 shares of common stock outstanding. We issued a total of 1,031,500 shares during the six months ended October 31, 2011, of which 869,000 shares were related to the exercise of equity rights, 100,000 shares were issued to Bristol Capital, LLC as payment for fees related to the closing of our credit facility, and 62,500 shares were issued to an employee as part of an employment agreement.

11.    INCOME TAXES

We have a significant deferred income tax liability related to the excess of the book carrying value of oil and gas properties over their collective income tax bases. This difference will reverse (through lower tax depletion deductions) over the remaining recoverable life of the properties, resulting in future taxable income in excess of income for financial reporting purposes. As an independent producer of domestic oil and gas, we take advantage of certain elective provisions presently in the Internal Revenue Code allowing for expensing of specified intangible drilling and development costs that are typically capitalized for book purposes. This temporary difference also reverses over the remaining life of the properties. As a result of these elections, we presently have U.S. federal and state net operating loss carryovers that are expected to be fully utilized against future taxable income.

We are not relying on forecasts of taxable income from other sources in concluding that no valuation allowance is needed against any of our deferred tax assets. Our provision for income taxes for the second interim reporting period in fiscal 2013 is based on the actual year-to-date effective rate, as this is our best estimate of our annual effective tax rate for the full fiscal year. The computation of the annual effective tax rate includes a forecast of our estimated “ordinary” income (loss), which is our annual income (loss) from operations before tax, excluding unusual or infrequently occurring (or discrete) items. Significant management judgment is required in the projection of ordinary income (loss) in order to determine the estimated annual effective tax rate. The level of income (or loss) projected for fiscal 2013 causes an unusual relationship between income (loss) and income tax expense (benefit), with small changes resulting in: (i) a potential significant impact on the rate and, (ii) potentially unreliable estimates. As a result, we computed the provision for income taxes for the quarters and year-to-dates ended October 31, 2012 and October 31, 2011 by applying the actual effective tax rate to the year-to-date income (loss), as permitted by GAAP. The effective tax rate for the year-to-date period ended October 31, 2012 is a benefit of (42)%. The principal differences in our effective tax rate (benefit) for this period and the federal statutory rate of 35% are state income taxes and a favorable permanent difference related to mark-to-market accounting for Company warrants.

No valuation allowance was deemed necessary in fully benefiting the Company's year-to-date loss due to the presence of sufficient future taxable income related to the excess of book carrying value in oil and gas properties over their corresponding tax bases.  No other sources of taxable income were considered by management in reaching this conclusion. No cash payments of income taxes were made during the year-to-date period ended October 31, 2012, and no significant payments are expected during the succeeding 12 months.

12.    ALASKA PRODUCTION TAX CREDITS

Upon qualifying, the Company can apply for several credits under Alaska Statutes 43.55.023 and 43.55.025:

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
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

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

As of October 31, 2012 and April 30, 2012, the Company has reduced the basis of capitalized assets by $7,837 for expenditure and exploration credits. The reductions are recorded on our condensed consolidated balance sheets in “oil and gas properties.” As of October 31, 2012 and April 30, 2012, the Company had outstanding receivables from the State of Alaska in the amount of $2,894 and $2,958, respectively.

13.    LITIGATION

On October 8, 2009, we filed an action styled Miller Petroleum, Inc. v. Maynard, Civil Action No. 9992 in the Chancery Court for Scott County, Tennessee, seeking a declaratory judgment that there has been continuing commercial production of oil and the oil and gas lease owned by us is still in full force and effect. The defendant filed an Answer and Counterclaim, seeking in the Counterclaim a declaration that the oil and gas lease has expired. The parties reached a mutual settlement of this matter, effective as of November 9, 2012. Under the terms of this settlement, the related lease is still in full force and effect.

On May 11, 2011, the Court of Appeals of Tennessee at Knoxville returned its opinion in the case styled CNX Gas Company, LLC v. Miller Petroleum, Inc., et al.  As previously reported, CNX Gas Company, LLC (“CNX”) commenced litigation on June 11, 2008 in the Chancery Court of Campbell County, State of Tennessee to enjoin us from assigning or conveying certain leases described in the Letter of Intent signed by CNX and our company on May 30, 2008, to compel us to specifically perform the assignments as described in the Letter of Intent, and for damages. After the trial court granted the motion for summary judgment of the company and other party defendants and dismissed the case, finding that there were no genuine issues of material fact and that we were entitled to judgment as a matter of law, CNX appealed.  All parties filed briefs and the Court of Appeals heard oral arguments on May 18, 2010.  In its May 11, 2011 opinion, the Court of Appeals reversed the trial court’s grant of summary judgment in favor of our company and the other party defendants, and remanded the case back to the trial court for further proceedings.  On July 28, 2011, the case was dismissed without prejudice on the motion of CNX.

On August 4, 2011, a breach of contract case was filed against us in the United States District Court for the Eastern District of Tennessee.  The case, styled CNX Gas Company, LLC v. Miller Energy Resources, Inc., Chevron Appalachia, LLC as successor in interest to Atlas America, LLC, Cresta Capital Strategies, LLC and Scott Boruff, arises from the same allegations as the previous action filed in state court and voluntarily dismissed on July 28, 2011.  The federal case seeks money damages from us for breach of contract; however, unlike the previous action, it does not seek specific performance of the assignments at issue.  The Plaintiff claims that the other defendants tortiously interfered with, or induced the breach of, the letter of intent between us and the Plaintiff.  We have filed our Answer and intend to vigorously defend this suit. We are presently conducting discovery, and trial is scheduled to begin in May of 2013. Given the current stage of the proceedings in this case, we currently cannot assess the probability of losses, or reasonably estimate the range of losses, related to this matter

On May 17, 2011, we were served with a lawsuit filed in the United States District Court for the Eastern District of Tennessee at Knoxville by Troy D. Stafford, the former Chief Financial Officer of our wholly owned subsidiary, Cook Inlet Energy, LLC.  The suit, styled Troy D. Stafford v. Miller Petroleum, Inc., Civil Action No. 3-11CV-206, claims that we terminated Mr. Stafford’s employment without cause in contravention of the terms of the Purchase and Sale Agreement between us and the sellers of CIE (“PSA”), failed or refused to pay his salary, severance, percentage of purchase price, expenses or stock warrant and violated a duty of good faith and fair dealing. The suit seeks damages in excess of $3,000, which includes $2,687 of damages for loss of vested warrants. We believe the all of the asserted claims are baseless, particularly in view of the fact that we issued the warrants in accordance with the terms of the PSA.  We believe that we had appropriate cause to dismiss Mr. Stafford’s employment after discovering that he had breached certain representations and warranties in the PSA, and had acted in violation of our Code of Conduct. We have filed our Answer and are presently conducting discovery. Given the current stage of the proceedings in this case, we currently cannot assess the probability of losses, or reasonably estimate the range of losses, related to this matter.

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

On June 15, 2011, a breach of contract lawsuit was filed against us and CIE in the United States District Court for the Eastern District of Pennsylvania styled VAI, Inc. v. Miller Energy Resources, Inc., f/k/a Miller Petroleum, Inc. and Cook Inlet Energy, LLC. The Plaintiff alleges three causes of action: (1) breach of contract, (2) unfair enrichment, and (3) breach of the implied covenant of good faith and fair dealing. The case seeks damages in warrants to purchase our common stock and monetary damages for certain fees and expenses. The Sale Agreement with David Hall, Walter “JR” Wilcox, and Troy Stafford dated December 10, 2009 contains indemnification provisions relevant to this claim. We filed a Motion to Dismiss for lack of personal jurisdiction, but this motion was not granted by the court. We are presently conducting discovery. Given the current stage of the proceedings in this case, we currently cannot assess the probability of losses, or reasonably estimate the range of losses, related to this matter.

In August 2011, several purported class action lawsuits were filed against us in the United States District Court for the Eastern District of Tennessee.  The lawsuits made similar claims and have been consolidated into one case, styled In re Miller Energy Resources, Inc. Securities Litigation. The suit names us, along with several of our current and former executive officers, Scott Boruff, Paul Boyd, Ford Graham, David Hall, and Deloy Miller, as defendants. The Plaintiffs allege two causes of action against the defendants: (1) violation of Section 10(b) and Rule 10b-5 of the Exchange Act, (2) violation of Section 20(a) of the Exchange Act.  The case seeks money damages against us and the other defendants, and payment of the Plaintiffs' attorney's fees. We have filed a Motion to Dismiss the case. Given the current stage of the proceedings in this case, we currently cannot assess the probability of losses, or reasonably estimate the range of losses, related to this matter.

On August 23, 2011, a derivative action was filed against us in Knox County Chancery Court.  The case is styled Marco Valdez, derivatively on behalf Miller Energy Resources, Inc. v. Deloy Miller, Scott M. Boruff, Jonathan S. Gross, Herman Gettelfinger, David Hall, Merrill A. McPeak, Charles M. Stivers, Don A. Turkleson, and David J. Voyticky, and Miller Energy Resources, Inc., nominal defendant.  The suit alleges the following causes of action: (1) Breach of Fiduciary Duty for disseminating false and misleading information; (2) Breach of Fiduciary Duty for failure to maintain internal controls; (3) Breach of Fiduciary Duty for failing to properly oversee and manage the company; (4) Unjust Enrichment; (5) Abuse of Control; Gross Mismanagement, and; (6) Waste of Corporate Assets.  The Plaintiff seeks unspecified money damages from the individual defendants, that we take certain actions with respect to its management, restitution to us, and the Plaintiff's attorney fees and costs. We have filed a Motion to Dismiss and, in the alternative, a Motion to Stay pending the outcome of the Class Action. Given the current stage of the proceedings in this case, we currently cannot assess the probability of losses, or reasonably estimate the range of losses, related to this matter.

On August 25, 2011, and August 31, 2011, two derivative actions were filed against us and our Board of Directors and former Chief Financial Officer in the United States District Court for the Eastern District of Tennessee. These cases were consolidated into Patrick P. Lukas, derivatively on behalf Miller Energy Resources, Inc. v. Merrill A. McPeak, Scott M. Boruff, Deloy Miller, Jonathan S. Gross, Herman Gettelfinger, David Hall, Charles M. Stivers, Don A., Turkleson, and David J. Voyticky, and Miller Energy Resources, Inc., nominal defendant. As noted below, this case has been dismissed by the trial court, but that dismissal is being appealed by the plaintiffs. It contained substantially similar claims as Valdez. The suit alleged the following causes of action: (1) Breach of Fiduciary Duty for disseminating false and misleading information; (2) Breach of Fiduciary Duty for failing to properly oversee and manage the company; (3) Unjust Enrichment; (4) Abuse of Control; (5) Gross Mismanagement, and; (5) Waste of Corporate Assets.  The Plaintiffs sought unspecified money damages from the individual defendants, to have us take certain actions with respect to our management, restitution to us, and the Plaintiffs' attorney fees and costs. We filed a Motion to Dismiss, which was granted on September 21, 2012. Plaintiffs have given notice that they intend to appeal the dismissal. Given the current stage of the proceedings with respect to this case, we currently cannot assess the probability of losses, or reasonably estimate the range of losses, related to this matter.

We are also party to various routine legal proceedings arising in the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

14.     COMMITMENTS AND CONTINGENCIES

On November 5, 2009, CIE entered into an Assignment Oversight Agreement ("AOA") with the Alaska Department of Natural Resources ("Alaska DNR") which set out certain terms under which the Alaska DNR would approve the transfer of oil and gas leases owned by the State of Alaska from Pacific Energy to CIE. This agreement remains in place following our acquisition of CIE in December 2009. Generally, the agreement requires CIE to provide the Alaska DNR with additional information and oversight authority to ensure that CIE is acting diligently to develop the oil and gas from Redoubt and West McArthur River units ("WMRU"). Under the terms of the AOA, until the Alaska DNR determines that CIE has completed certain development and operational commitments relating to the WMRU and Redoubt Units, CIE must do the following, in addition to the normal requirements under the terms of the leases:

•	file a monthly summary of expenditures by oil and gas field, tied to objectives in CIE’s business plan and plan of development previously presented to the Alaska DNR,

•	meet monthly with the Alaska DNR to provide an update on operations and progress towards meeting these objectives,

•	notify the Alaska DNR 10 days prior to commitment when CIE is preparing to spend funds on a purchase, project or item relating to the WMRU or Redoubt Leases of more than $5,000,

•	annually submit a new plan of development and plan of operations for the Alaska DNR's approval.

The AOA required CIE to demonstrate funding commitments of $5,150 to support the redevelopment of the WMRU and an estimated $31,000 to support the development of the Redoubt Unit. The Company believes it has adequately fulfilled these commitments.

On March 11, 2011, the Company entered into a Performance Bond Agreement under its AOA with the state of Alaska. Under the Performance Bond Agreement, the Company is required to post a total bond of $18,000 for the dismantling and abandonment of the properties. As agreed with the State of Alaska, the Performance Bond Agreement fulfills our commitment under the AOA to fund the full dismantlement costs with respect to our onshore and offshore assets. The Performance Bond Agreement also stipulated that $6,628 held by the state in an escrow account will be credited towards the $18,000. As a result, the Company recorded a $6,910 gain on acquisition during the year ended April 30, 2011.

The AOA also prohibits CIE from using proceeds from operation at WMRU or Redoubt for non-core oil and gas activities, or activities unrelated to WMRU or Redoubt, without the prior written approval of the Alaska DNR until the parties mutually agree that the full dismantlement obligation under the assigned leases is funded.

Failure to submit the information required by the AOA or expenditure of proceeds from WMRU or Redoubt for items or activities unrelated to core oil and gas activities at WMRU or Redoubt would constitute a default under the AOA. If the default could not be cured within 30 days, the leases would be subject to termination by the Alaska DNR.

The Company is obligated to pay the remaining $12,000 (subject to annual inflation adjustments) through annual payments as follows:

July 1, 2013	$1,000
July 1, 2014	1,500
July 1, 2015	2,000
July 1, 2016	2,500
July 1, 2017	2,000
July 1, 2018	1,500
July 1, 2019	1,500
$12,000

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(in thousands of U.S. dollars, except share and per share data)

15.    SUBSEQUENT EVENTS

Pursuant to our At Market Issuance Sales Agreement with MLV & Co. LLC ("MLV"), between November 1 and December 6 of 2012, we offered and sold an additional 43,922 shares of our Series C Preferred Stock, at prices ranging from $22.25 and $23.00 per share. The Company received $985 in gross proceeds as a result of these sales, from which MLV was paid a commission of $34. These securities are registered for sale to the public pursuant to a prospectus, dated September 19, 2012, a prospectus supplement dated October 12, 2012, and the Company's registration statement on Form S-3 (Registration No. 333-183750) which was declared effective by the SEC on September 18, 2012.

On November 7, 2012, our Board of Directors declared a dividend of $0.41 per share on our Series C Preferred Stock paid on the next regularly scheduled dividend payment date of December 3, 2012, in accordance with the terms of our charter. The dividend payment is equivalent to an annualized 10.75% per share, based on the $25.00 per share stated liquidation preference for the Series C Preferred Stock, accruing from the date the Series C Preferred Stock was first issued on October 5, 2012, through November 30, 2012. The record date, as required in accordance with our charter, was November 15, 2012.

(in thousands of U.S. dollars, except share and per share data)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes included herein and in our most recent Annual Report on Form 10-K, as amended.

Forward Looking Statements

We have made forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's operations, economic performance and financial condition in this report, our Annual Report on Form 10-K for the year ended April 30, 2012, as amended, and may make other forward-looking statements from time to time in other public filings, press releases and discussions with our management. These forward-looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, marketing and midstream activities, and also include those statements preceded by, followed by or that otherwise include the words “may,” “could,” “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that our expectations will prove to be correct. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

See the discussion in the "Risk Factors" and "Caution Concerning Forward-Looking Statements" sections of the Company's Annual Report on Form 10-K filed with the SEC on July 16, 2012, as amended. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in the section entitled "Risk Factors" included in such Annual Report as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.

Executive Overview

We are an independent exploration and production company that utilizes seismic data and other technologies for geophysical exploration, development and operation of oil and gas wells in the Appalachian region of East Tennessee and in southcentral Alaska. Occasionally, during times of excess capacity, we offer these services, on a contract basis, to third-party customers primarily engaged in our core competency - natural gas exploration and production.

Strategy

Our mission is to grow a profitable exploration and production company for the long-term benefit of our shareholders by focusing on the development of our reserves, continued expansion of our oil and natural gas properties and increasing our production and related cash flow. We intend to accomplish these objectives through the execution of our core strategies, which include:

•
Develop Acquired Acreage. We will focus on organically growing production through drilling for our own benefit on existing leases and acreage in the exploration licenses with a view towards retaining the majority of working interest in the new wells. This strategy will allow us to maintain operational control, which we believe will translate to long-term benefits;

•
Increase Production. We plan on increasing oil and gas production through the maintenance, repair and optimization of wells located in the Cook Inlet region and development of wells in the Appalachian region of East Tennessee. Our operational team will employ a combination of the latest available technologies along with tried and true technologies to restore as well as explore and develop our properties;

•
Expand Our Revenue Stream. We intend to fully exploit our mid-stream facilities, such as our injection wells and the Kustatan Production Facility, our ability to engage in the commercial disposal of waste generated by oil and gas operations, and our capacity to process third party fluids and natural gas and, when available, to offer excess electrical power to net users in the Cook Inlet region; and

•
Pursue Strategic Acquisitions. We have significantly increased our oil and gas properties through strategic low-cost / high-value acquisitions. Under the same strategy, our management team will continue to seek opportunities that meet our criteria for risk, reward, rate of return, and growth potential. We plan to leverage our management

(in thousands of U.S. dollars, except share and per share data)

team's expertise to pursue value-creating acquisitions when the opportunities arise, subject to the availability of sufficient capital.

Our management team is focused on maintaining the financial flexibility required to successfully execute these core strategies.

Our future oil and natural gas reserves and production and, therefore, our cash flow and income are highly dependent on our success in efficiently developing current reserves and economically finding, developing and acquiring additional recoverable reserves. We may not be able to find, develop or acquire additional reserves to replace our current and future production at acceptable costs, which could materially adversely affect our business, financial condition and results of operations. We will focus on adding reserves through new drilling and well workovers and recompletions of our current wells. Additionally, we will seek to grow our production and our asset base by pursuing both organic growth opportunities and acquisitions of producing oil and natural gas reserves that are suitable for us.

Financial and Operating Results

We continued to utilize operational cash flow along with funds raised from the exercise of warrants under a Special Warrant Exercise Agreement and Bristol Warrant Exercise Agreement, the offering and sale of our Series B Preferred Stock and our initial public offering of our Series C Preferred Stock to support our capital expenditures during our second quarter of fiscal 2013. For the six-month period ended October 31, 2012, we reported notable achievements in several key areas. Highlights for the period include:

•	On June 29, 2012, we fully redeemed the outstanding Series A Preferred Stock.

•
On June 29, 2012, we closed our new credit facility with Apollo Investment Corporation and repaid our Guggenheim Credit Facility. For additional information refer to Note 7, Debt, in the condensed consolidated financial statements.

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

•
On September 21, 2012, we entered into a Special Warrant Exercise Agreement with warrant holders, pursuant to which, warrant holders agreed to exercise 586,001 warrants immediately for $4.00 per share and waived their right to a cashless exercise. We received net proceeds of $2,291 upon exercise of these warrants.

•
Also on September 21, 2012, we entered into a Bristol Warrant Exercise Agreement with Bristol Capital, LLC, pursuant to which, Bristol Capital, LLC, agreed to exercise 300,000 warrants immediately for $4.00 per share and for cash. We received net proceeds of $1,200 upon exercise of these warrants.

•
On September 24, 2012, we issued 25,750 shares of a new class of Series B Preferred Stock to 10 accredited investors in a private offering exempt from registration under the Securities Act of 1933, as amended. We received net proceeds of $2,408 in connection with this sale.

•
On October 5, 2012, we issued 685,000 shares of a new class of 10.75% Series C Preferred Stock in a public sale pursuant to a prospectus supplement date September 18, 2012 (issued under our existing S-3 registration statement, filed with the SEC as file number 333-183750). This new series of stock is listed for trading on the New York Stock Exchange under the ticker symbol MILLprC. We received net proceeds of $14,420 in connection with this sale.

•
On October 12, 2012, we entered into an At Market Issuance Sales Agreement with MLV for the placement and sale of our common stock and 10.75% Series C Preferred Stock in one or more "at the market" public offerings from time to time.

•
On October 26, 2012, we completed a workover on the RU-1 well in the Redoubt Shoals field in Alaska. The workover involved replacing a failed electric submersible pump as well as removing other downhole obstructions. The workover was successful and we improved our access to the proved reserves.

(in thousands of U.S. dollars, except share and per share data)

2013 Outlook

As we head into the second half of fiscal 2013, we believe our inventory of recompletion, workovers, and exploration and development projects offers numerous growth opportunities. Our current 2013 capital budget is $50,000 to $100,000. The majority of this budget is expected to be spent on projects in Alaska, with the remaining amount allocated to our Appalachian region. Due to the uncertainty associated with changes in commodity prices, we closely monitor our cost levels and revise our capital budgets based on changes in forecasted cash flows. This means our plan for capital expenditures may change as a result of anticipated changes in the market place. Further, our ability to fully utilize the budget will be dependent on a number of factors including, but not limited to, access to capital, weather and regulatory approval.

We note that certain of the revenue sources drawn upon in the second quarter of fiscal 2013 were non-recurring in nature, and those revenue streams will not be available to us as we move into the second half of fiscal 2013.

We expect to fund our remaining 2013 capital budget with funds borrowed under the Apollo Credit Facility, proceeds received from additional sales of our Series C Preferred Stock We may also access the capital markets as necessary to fund specific drilling programs and continue developing our assets. In the event we are unable to raise additional capital on acceptable terms, we may reduce our capital spending.

Significant Operational Factors

•
Realized Prices: Our average realized oil price for the three and six months ended October 31, 2012 was $105.68 and $102.60, respectively, as compared to $81.10 and $87.26, respectively, for the same periods in the prior year. These results exclude the impact of commodity derivative settlements.

•
Production: Our net production for the three and six months ended October 31, 2012 was 78,145 boe and 155,040 boe, respectively, as compared to 112,010 boe and 203,650 boe, respectively, for the same periods in the prior year.  The decrease in production is attributable to a normal decline curve, fluctuation and shipping schedules, and RU-1 in our Redoubt Shoals field being off-line for a majority of the current period.

•
Capital Expenditures and Drilling Results: During the three and six months ended October 31, 2012, we spent $9,622 and $18,947, respectively, in capital expenditures. Rig 34 and Rig 35 have been approved by state regulators and are currently operational.

We experience earnings volatility as a result of not using hedge accounting for our oil and natural gas commodity derivatives, which are used to hedge our exposure to changes in commodity prices. This accounting treatment can cause earnings volatility as the positions of future oil and natural gas production are marked-to-market. The non-cash unrealized gains or losses are included on our condensed consolidated statement of operations until the derivatives are cash settled as the commodities are produced and sold. We do not enter into speculative trading positions and we only use commodity derivatives to lock in the future sales price for a portion of our expected oil and natural gas production.

(in thousands of U.S. dollars, except share and per share data)

Results of Operations

Three Months Ended October 31, 2012 Compared to Three Months Ended October 31, 2011

Revenues

	For the Three Months Ended October 31,
	2012	Increase (Decrease)	2011
	$ Value		$ Value
Oil revenues:
Cook Inlet	$7,568	(4)%	$7,893
Appalachian region	376	(4)	392
Total	$7,944	(4)	$8,285
Natural gas revenues:
Cook Inlet	$22	(59)	$54
Appalachian region	90	(12)	102
Total	$112	(28)	$156
Other revenues:
Cook Inlet	$2,526	1,828	$131
Appalachian region	228	(64)	633
Total	2,754	260	764
Total revenues	$10,810	17	$9,205

Net Production

	For the Three Months Ended October 31,
	2012	Increase (Decrease)	2011
Oil volume - bbls:
Cook Inlet	67,832	(32)%	99,589
Appalachian region	3,997	(4)	4,169
Total	71,829	(31)	103,758
Natural gas volume[1]- mcf:
Cook Inlet	4,632	(67)	14,040
Appalachian region	33,265	(6)	35,477
Total	37,897	(23)	49,517
Total production[2] - boe
Cook Inlet	68,604	(33)	101,929
Appalachian region	9,541	(5)	10,081
Total	78,145	(30)	112,010

———————

[1]	Cook Inlet natural gas volume excludes natural gas produced and used as fuel gas.

[2]
These figures show production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the current price ratio between the two products.

(in thousands of U.S. dollars, except share and per share data)

Pricing

Oil Prices

All of our oil production is sold at prevailing market prices, which are subject to fluctuations driven by market factors outside of our control. As volatility increases in response to the rise in global demand for oil combined with economic uncertainty, prices will continue to experience volatility at unpredictable levels. Prices received for crude oil in the second quarter of 2013 were 30% above the same period last year. For the three months ended October 31, 2012, realized oil prices averaged $105.68 per bbl, compared with $81.10 per bbl for the same period in the prior year.

Natural Gas Prices

Natural gas is subject to price variances based on local supply and demand conditions. The majority of our natural gas sales contracts are indexed to prevailing local market prices. Prices received for natural gas in the second quarter of 2013 were 5% below the same period last year. For the three months ended October 31, 2012, realized natural gas prices averaged $2.95 per mcf, compared with $3.11 per mcf for the same period in the prior year.

Oil Revenues

During the second quarter of fiscal 2013, oil revenues totaled $7,944, 4% lower than the same period in the prior year. The decline resulted from a 31% decrease in production partially offset by an increase in realized oil prices. Oil sales represented 73% of our second quarter consolidated total revenues.

Oil production decreased 31,929 bbls, driven by a 31,757 bbls decrease in the Cook Inlet region. The production decrease in the Cook Inlet region resulted from a normal decline curve, fluctuations in shipping schedules, and RU-1 in our Redoubt Shoals field being off-line for the majority of the quarter.

Natural Gas Revenues

During the second quarter of fiscal 2013, natural gas revenues totaled $112, 28% lower than the same period in the prior year. The decline resulted from a combination of a 5% decrease in average realized prices and a 23% decrease in production. Natural gas represented 1% of our second quarter consolidated total revenues.

Other Revenues

Other revenues primarily represent revenues generated from contracts for plugging, drilling, maintenance and repair of third party wells as well as rental income we receive for services and use of facilities in the Cook Inlet region. During the second quarters of fiscal 2013 and 2012, other revenues totaled $2,754, or 25%, and $764, or 8%, respectively, of our consolidated total revenues. The increase in other revenues resulted from our new grind and inject facility, which allows for the processing and safe disposal of solid material that is extracted as a byproduct of drilling wells, and a road building contract in the Cook Inlet region that was completed during the period.

(in thousands of U.S. dollars, except share and per share data)

Cost and Expenses

The table below presents a comparison of our expenses for the three months ended October 31, 2012 and 2011:

	For the Three Months Ended October 31,
	2012	2011	$ Variance	% Variance
Oil and gas operating costs	$4,871	$4,375	$496	11%
Cost of other revenues	2,485	146	2,339	1,602
General and administrative	6,208	7,949	(1,741)	(22)
Exploration expense	28	148	(120)	(81)
Depreciation, depletion, and amortization	3,062	4,050	(988)	(24)
Accretion of asset retirement obligation	285	268	17	6
Other operating expense (income), net	(40)	(5)	(35)	700
Total costs and expenses	$16,899	$16,931	$(32)	—%

Oil and Gas Operating Costs

Oil and gas operating costs increased $496 from second quarter fiscal 2012, or 11%. The majority of our operating costs are fixed, and as such, we did not experience a proportionate decrease in cost from current period declines in production. Increased drilling activities and rental of camp facilities and equipment in the Cook Inlet region require additional personnel in our camps, which increase the cost of support services.

Cost of Other Revenues

Our business is primarily focused on exploration and production activities. The cost of other revenues represent costs of services to third parties as a result of excess capacity, and are derived from the direct labor costs of employees associated with these services, as well as costs associated with equipment, parts and repairs. During the second quarter of fiscal 2013, we experienced increases in cost of other revenues in the Cook Inlet region as we began our grind and inject operations and completed a road and pad building contract.

	For the Three Months Ended October 31,
	2012	Increase (Decrease)	2011
Direct labor	$2,022	1,030%	$179
Equipment	220	(1,148)	(21)
Repairs	207	1,782	11
Insurance	17	—	—
Other	19	(183)	(23)
Total	$2,485	1,602%	$146

During second quarter fiscal of 2013, cost of other revenues increased 1,602% to $2,485. A substantial portion of this increase is related to labor costs associated with services provided under a road and pad building contract and cost associated with the addition of our new grind and inject facility in the Cook Inlet region.

(in thousands of U.S. dollars, except share and per share data)

General and Administrative Expenses

General and administrative ("G&A") expenses include the costs of our employees, related benefits, professional fees, travel and other miscellaneous general and administrative expenses.

	For the Three Months Ended October 31,
	2012	Increase (Decrease)	2011
Salaries	$911	34%	$681
Professional fees	1,431	(26)	1,924
Travel	477	31	364
Employee benefits	221	(73)	825
Stock-based compensation	2,639	(30)	3,757
Other	529	33	398
Total	$6,208	(22)%	$7,949

G&A expenses decreased $1,741 from second quarter fiscal 2012, or 22%. Salaries increased 34% from the same period in the prior fiscal year as we significantly expanded our corporate accounting and legal staff from the prior period. Professional fees decreased 26% over the same period last year due to a decrease in litigation related expenses and insurance reimbursements received for covered legal expenses. Stock-based compensation declined 30% due to the expense associated with awards that became fully vested exceeding the expense associated with newly granted awards.

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

	For the Three Months Ended October 31,
	2012	2011
Depletion:
Cook Inlet region	$1,865	$3,700
Appalachian region	220	183
	2,085	3,883
Depreciation:
Cook Inlet region	60	40
Appalachian region	926	127
	986	167
Total DD&A	$3,071	$4,050

The decrease in DD&A is primarily a result of declines in production from our Alaska West MacArthur River field and RU-1 in our Redoubt Shoals field being off-line for the majority of the quarter.

(in thousands of U.S. dollars, except share and per share data)

Other Income and Expense

The following table shows the components of other income and expense for the second quarters indicated.

	For the Three Months Ended October 31,
	2012	Increase (Decrease)	2011
Interest expense, net of interest income	$(1,537)	75%	$(879)
Gain (loss) on derivatives, net	(2,045)	(236)	1,506
Other income (expense), net	(300)	(1,134)	29
Total	$(3,882)	(692)%	$656

Interest Expense

Interest expense, net of interest income, increased $658 from the second quarter of fiscal 2012, or 75%, driven primarily by a reduction in the percentage of interest expense that was capitalized during the period.

Gain (Loss) on Derivatives, Net

We experience earnings volatility as a result of not using hedge accounting to account for changes in commodity prices. As the positions of future oil production are marked-to-market, both realized and unrealized gains or losses are included on our condensed consolidated statements of operations. We do not engage in speculative trading and utilize commodity derivatives only as a mechanism to lock in future prices for a portion of our expected crude oil production.

During the second quarter of fiscal 2013, unrealized losses on commodity derivatives totaled $476, while realized losses on commodity derivatives totaled $963. Unrealized losses on warrant derivatives of $606 make up the remaining portion of the total net loss on derivatives of $2,045.

(in thousands of U.S. dollars, except share and per share data)

Results of Operations

Six Months Ended October 31, 2012 Compared to Six Months Ended October 31, 2011

Revenues

	For the Six Months Ended October 31,
	2012	Increase (Decrease)	2011
	$ Value		$ Value
Oil revenues:
Cook Inlet	$14,810	(4)%	$15,449
Appalachian region	780	(24)	1,027
Total	$15,590	(5)	$16,476
Natural gas revenues:
Cook Inlet	$28	(69)	$89
Appalachian region	167	(14)	195
Total	$195	(31)	$284
Other revenues:
Cook Inlet	$2,799	1,133	$227
Appalachian region	488	(55)	1,073
Total	3,287	153	1,300
Total revenues	$19,072	6	$18,060

Net Production

	For the Six Months Ended October 31,
	2012	Increase (Decrease)	2011
Oil volume - bbls:
Cook Inlet	134,590	(25)%	179,303
Appalachian region	8,342	(3)	8,575
Total	142,932	(24)	187,878
Natural gas volume[1]- mcf:
Cook Inlet	5,823	(77)	24,888
Appalachian region	66,830	(4)	69,746
Total	72,653	(23)	94,634
Total production[2] - boe
Cook Inlet	135,560	(26)	183,451
Appalachian region	19,480	(4)	20,199
Total	155,040	(24)	203,650

———————

[1]	Cook Inlet natural gas volume excludes natural gas produced and used as fuel gas.

[2]
These figures show production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the current price ratio between the two products.

(in thousands of U.S. dollars, except share and per share data)

Pricing

Oil Prices

All of our oil production is sold at prevailing market prices, which are subject to fluctuations driven by market factors outside of our control. As volatility increases in response to the rise in global demand for oil combined with economic uncertainty, prices will continue to experience volatility at unpredictable levels. Prices received for crude oil in the first six months of fiscal 2013 were 18% above the same period last year. For the six months ended October 31, 2012, realized oil prices averaged $102.60 per bbl, compared with $87.26 per bbl for the same period in the prior year.

Natural Gas Prices

Natural gas is subject to price variances based on local supply and demand conditions. The majority of our natural gas sales contracts are indexed to prevailing local market prices. Average realized natural gas prices decreased 10% in the first six months of fiscal 2013 compared to the same period in the prior year. For the six months ended October 31, 2012, realized natural gas prices averaged $2.68 per mcf, compared to $2.98 per mcf for the same period in the prior year.

Oil Revenues

During the first six months of fiscal 2013, oil revenues totaled $15,590, 5% lower than the same period in the prior year. The decline resulted from a 24% decrease in production partially offset by an increase in realized oil prices. Oil sales represented 82% of our consolidated total revenues for the six month period.

Oil production decreased 44,946 bbls, driven by a 44,713 bbls decrease in the Cook Inlet region. The production decrease in the Cook Inlet region resulted from a normal decline curve, fluctuations in shipping schedules, and RU-1 in our Redoubt Shoals field being off-line for the majority of the period.

Natural Gas Revenues

During the first six months of 2013, natural gas revenues totaled $195, 31% lower than the same period in the prior year. The decline resulted from a combination of a 10% decrease in average realized prices and a 23% decrease in production. Natural gas represented 1% of our consolidated total revenues for the six month period.

Other Revenues

Other revenues primarily represent revenues generated from contracts for plugging, drilling, maintenance and repair of third party wells as well as rental income we receive for services and use of facilities in the Cook Inlet region. During the first six months of fiscal 2013 and 2012, other revenues totaled $3,287 and $1,300, respectively, which represented 17% and 7%, respectively, of our consolidated total revenues. The increase in other revenues resulted from our new grind and inject facility and a road building contract in the Cook Inlet region that was completed during the period.

(in thousands of U.S. dollars, except share and per share data)

Cost and Expenses

The table below presents a comparison of our expenses for the six months ended October 31, 2012 and 2011:

	For the Six Months Ended October 31,
	2012	2011	$ Variance	% Variance
Oil and gas operating costs	$8,845	$8,171	$674	8%
Cost of other revenues	3,033	372	2,661	715
General and administrative	11,538	13,721	(2,183)	(16)
Exploration expense	57	180	(123)	(68)
Depreciation, depletion, and amortization	6,187	7,423	(1,236)	(17)
Accretion of asset retirement obligation	569	537	32	6
Other operating expense (income), net	(65)	(897)	832	(93)
Total costs and expenses	$30,164	$29,507	$657	2%

Oil and Gas Operating Costs

Oil and gas operating costs increased $674 from the first six months of fiscal 2012, or 8%. The majority of our operating costs are fixed, and as such, we did not experience a proportionate decrease in cost from current period declines in production. Increased drilling activities and rental of camp facilities and equipment in the Cook Inlet region require additional personnel in our camp facilities, which increase the cost of support services.

Cost of Other Revenues

Our business is primarily focused on exploration and production activities. The cost of other revenues represent costs of services to third parties as a result of excess capacity, and are derived from the direct labor costs of employees associated with these services, as well as costs associated with equipment, parts and repairs. During the second quarter of fiscal 2013, we experienced increases in the cost of other revenues in the Cook Inlet region as we began our grind and inject operations and completed a road and pad building contract.

	For the Six Months Ended October 31,
	2012	Increase (Decrease)	2011
Direct labor	$2,309	565%	$347
Equipment	312	7,700	4
Repairs	328	1,462	21
Insurance	55	—	—
Other	29	—	—
Total	$3,033	715%	$372

During the first six months of fiscal of 2013, cost of other revenues increased 715% to $3,033. A substantial portion of this increase is related to labor costs associated with a road and pad building project and cost associated with the addition of our new grind and inject facility in the Cook Inlet region.

(in thousands of U.S. dollars, except share and per share data)

General and Administrative Expenses

G&A expenses include the costs of our employees, related benefits, professional fees, travel and other miscellaneous general and administrative expenses.

	For the Six Months Ended October 31,
	2012	Increase (Decrease)	2011
Salaries	$1,783	3%	$1,728
Professional fees	2,815	11	2,538
Travel	848	3	822
Employee benefits	431	(60)	1,068
Stock-based compensation	4,715	(27)	6,473
Other	946	(13)	1,092
Total	$11,538	(16)%	$13,721

G&A expenses decreased $2,183 from the first six months of fiscal 2012, or 16%. The decrease was significantly driven by decreases in employee benefit and stock-based compensation. Stock-based compensation declined 27% due to the expense associated with awards that became fully vested exceeding the expense associated with newly granted awards.

Exploration Expense

Exploration expense consists of abandonments of drilling locations, dry hole costs, delay rentals, geological and geophysical costs, and the impairment, amortization, and abandonment associated with leases on unproved properties.

Depreciation, Depletion and Amortization

DD&A expenses include the depreciation, depletion and amortization of leasehold costs and equipment. Depletion is calculated on a unit-of-production basis. Depreciation is calculated on a straight line basis.

	For the Six Months Ended October 31,
	2012	2011
Depletion:
Cook Inlet region	$4,460	$6,674
Appalachian region	440	415
	4,900	7,089
Depreciation:
Cook Inlet region	118	80
Appalachian region	1,169	254
	1,287	334
Total DD&A	$6,187	$7,423

The decrease is primarily a result of declines in production from our Alaska West MacArthur River field and RU-1 in our Redoubt Shoals field.

(in thousands of U.S. dollars, except share and per share data)

Other Income and Expense

The following table shows the components of other income and expense for the first six months ended October 31, 2012 and 2011 indicated.

	For the Six Months Ended October 31,
	2012	Increase (Decrease)	2011
Interest expense, net of interest income	$(1,668)	21%	$(1,376)
Gain on derivatives, net	6,896	31	5,262
Other income (expense), net	(375)	(725)	60
Total	$4,853	23%	$3,946

Interest Expense

Interest expense, net of interest income increased $292 from the first six months of fiscal 2012, or 21%, driven primarily by a reduction in the percentage of interest expense that was capitalized during the period.

Gain on Derivatives, Net

We experience earnings volatility as a result of not using hedge accounting to account for changes in commodity prices. As the positions of future oil production are marked-to-market, both realized and unrealized gains or losses are included on our condensed consolidated statements of operations. We do not engage in speculative trading and utilize commodity derivatives only as a mechanism to lock in future prices for a portion of our expected crude oil production.

During the first six months of fiscal 2013, unrealized gains on commodity derivatives totaled $3,074, while realized gains on commodity derivatives totaled $3,098. Unrealized gains on warrant derivatives of $724 make up the remaining portion of the total net gain on derivatives of $6,896.

(in thousands of U.S. dollars, except share and per share data)

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

We may elect to utilize excess borrowing capacity, proceeds from the sales of both debt and equity in the capital markets, or proceeds from the occasional sale of nonstrategic assets to supplement our liquidity and capital resource needs.

For the three and six months ended October 31, 2012, we experienced an operating loss and had a working capital deficit as of October 31, 2012. We anticipate that our operating expenses will continue to increase as we fully develop our assets in the Cook Inlet and Appalachian regions. Although we expect an increase in our revenues to come from these development activities, we will continue depleting our cash resources to fund operating expenses until such time as we are able to significantly increase our revenues above costs.

We believe that the liquidity and capital resource alternatives available to us under the Apollo Credit Facility and through the public offering of additional Series C Preferred Stock, combined with internally generated cash flows and other potential sources of funds, will be adequate to fund our short-term and long-term operations, including our capital budget, repayment of debt maturities, and any amount that may ultimately be paid in connection with contingencies; however, our new Apollo Credit Facility restricts our access to and control of certain bank accounts without compliance with certain provisions of the loan agreement.

These restrictions notwithstanding, absent an event of default, the Apollo Credit Facility does require that Apollo release to us funds needed to pay for approved operation activity, subject to certain limitations on the order in which we undertake new projects, and for the payment of certain permitted expenses that arise in the ordinary course of business. The release of funds for other purposes is subject to Apollo's discretion, except that, absent an event of default and so long as least half these funds are spent on projects included in our plan of development, we do have the right to use 50% of all proceeds raised from sales of equity securities in excess of $20,000 on such matters as we see fit. We reached this $20,000 threshold on October 5, 2012, the date of the initial public offering of Series C Preferred Stock. The intent of the restrictions in the Apollo Credit Facility on our ability to access cash in our accounts is to require that Company allocate available cash to high-priority projects first and to control spending that is not strongly linked to the development of our existing assets. To date, the restrictions have not impeded our ability to run the business in any way, except that we did request that Apollo agree to increase the priority of our RU-3 well, due to the higher than anticipated demand for natural gas in the Cook Inlet region. Periodic adjustments to our approved plan of development were contemplated by the terms of the Apollo Credit Facility, and Apollo granted our request with respect to RU-3 on September 25, 2012. We do not anticipate that the restrictions placed on our accounts under the Apollo Credit Facility will interfere with or require any alteration of management's overall plans in the future, subject to the need to make additional adjustments to the approved plan of development as market conditions change.

Pursuant to the September Amendment to the Apollo Credit Facility, upon each sale of our Series C Preferred Stock, we have agreed to deposit a portion of the proceeds of the sale into a separate account in an amount at least equal to the dividends scheduled to come due on our Series B Preferred Stock and our Series C Preferred Stock on or prior to September 25, 2013. As of October 31, 2012, the balance in this account was $2,150. Although we have the right to direct disbursements from this account without Apollo's consent, Apollo has taken a security interest in this account, and the terms of the Apollo Credit Facility state that we may only disburse funds from this account as needed to pay dividends on the Series B Preferred Stock and Series C Preferred Stock. If an event of default were to occur under the Apollo Credit Facility, Apollo would have the right to take control over this account.
Current restricted cash balances include amounts held in escrow to secure company related credit cards. As of October 31, 2012 and April 30, 2012, current restricted cash also includes $12,728 and $2,045 of cash temporarily held in an account that is controlled by our lender. Non-current restricted cash balances include amounts held in escrow to provide for the

(in thousands of U.S. dollars, except share and per share data)

future plugging and abandonment of wells, including the possible dismantling of our off-shore platform, and general liability bonds.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents for the periods presented:

	For the Six Months Ended October 31,
	2012	2011
Sources of cash and cash equivalents:
Net cash provided by operating activities	$6,721	$1,694
Proceeds from borrowings, net of debt acquisition costs	36,201	26,096
Proceeds from sale of equipment	2,000	—
Exercise of equity rights	3,831	1,283
Issuance of preferred stock, net of issuance costs	16,828	—
Release of restricted cash	—	28
	65,581	29,101
Uses of cash and cash equivalents:
Capital expenditures for oil and gas properties	(11,228)	(4,519)
Purchase of equipment and improvements	(7,719)	(21,197)
Payments on debt	(24,130)	(2,000)
Redemption of preferred stock	(11,240)	—
Investment in equity method investee	—	(400)
Increase in restricted cash	(10,892)	—
	(65,209)	(28,116)

Increase in cash and cash equivalents	$372	$985

Net Cash Provided by Operating Activities

Our sources of capital and liquidity are partially supplemented by cash flows from operations, both in the short-term and long-term. These cash flows, however, are highly impacted by volatility in oil and natural gas prices. The factors in determining operating cash flows are largely the same as those that affect net earnings, with the exception of non-cash expenses such as DD&A, asset retirement obligation ("ARO") accretion, non-cash compensation, and deferred income tax expense, which affect earnings but do not affect cash flows.

Net cash provided by operating activities for the first half of fiscal 2013 totaled $6,721, up $5,027 from the same period in fiscal 2012. The increase resulted primarily from a favorable shift in the timing of payments and receipts in the ordinary course of business.

Proceeds from Credit Facilities and Other Items

As of October 31, 2012, borrowings under our new Apollo Credit Facility totaled $40,000. There were no new borrowings under this credit facility during the second quarter of fiscal 2013. In connection with the establishment of the facility, we paid $3,799 in debt issuance costs. The proceeds were used to repay our Guggenheim Credit Facility and redeem our outstanding Series A Preferred Stock. For additional information on the credit facilities, please see Note 7 - Debt in the Notes as set forth in the accompanying condensed consolidated financial statements.

We received proceeds from the sale of a generator totaling $2,000 during the first quarter of fiscal 2013.

On September 24, 2012, we sold 25,750 shares of our Series B Preferred Stock for gross proceeds of $2,575.  We paid $167 of issuance costs which have been capitalized and are being amortized over the term of the instrument.  The outstanding

(in thousands of U.S. dollars, except share and per share data)

Series B Preferred Stock is classified as long-term debt, in accordance with ASC 480.  See Note 7 - Debt in the Notes as set forth in the accompanying condensed consolidated financial statements.

On September 28, 2012, we sold 685,000 shares of our Series C Preferred Stock for gross proceeds of $15,755.  We incurred issuance costs of $1,335, yielding net proceeds of $14,420.  The Series C Preferred Stock is classified as temporary equity in accordance with ASC 480 and is being accreted to redemption value through the earliest repayment date of November 1, 2017.  See Note 10 - Stockholders' Equity in the Notes as set forth in the accompanying condensed consolidated financial statements.

Capital Expenditures

We use a combination of operating cash flows, borrowings under credit facilities and, from time to time, issuances of debt or common stock to fund significant capital projects. Due to the volatility in oil and natural gas prices, our capital expenditure budgets, both in the short-term and long-term, are adjusted on a frequent basis to reflect changes in forecasted operating cash flows, market trends in drilling and acquisition costs, and production projections.

Total spending on capital projects was down slightly from the same period last year. Capital spending on our Otter exploratory well project during the current quarter was not as high as well recompletion and workover projects involving our RU-1, RU-3 and RU-7 wells during the same period last year.

Liquidity

Cash and Cash Equivalents

As of October 31, 2012, we had $4,343 in cash and cash equivalents.

Debt

Outstanding debt consisted of $40,000 in borrowings under the Apollo Credit Facility, of which $3,000 is classified as current and $37,000 is classified as long-term on the accompanying condensed consolidated balance sheet of October 31, 2012. In addition, we issued 25,750 shares of Series B Preferred Stock which is classified as long-term debt of $2,216, including $7 of accretion during the period, which is recorded in interest expense, net on our consolidated statement of operations for the three months ended October 31, 2012.

Available Credit Facilities

We have $15,000 in additional borrowing capacity under our Apollo Credit Facility as of October 31, 2012, which may be made available upon request by the Company, subject to our remaining in compliance with the covenants established in connection with that facility.

Contractual Obligations

On June 29, 2012, we entered into a loan agreement with Apollo which provides for a $100,000 credit facility with an initial borrowing base of $55,000. In conjunction with the initiation of the Apollo Credit Facility, we paid in full all outstanding principal and interest balances under the Guggenheim Credit Facility. Refer to Note 7 - Debt of the accompanying condensed consolidated financial statements for additional information regarding these credit facilities.

On October 12, 2012, we entered into an At Market Issuance Sales Agreement with MLV. This Agreement provides for the issuance by us of our common stock or Series C Preferred Stock, and for the subsequent sale of those shares into the market at the prevailing market price by MLV. These securities are registered for sale to the public pursuant to a prospectus, dated September 19, 2012, a prospectus supplement dated October 12, 2012, and our registration statement on Form S-3 (Registration No. 333-183750) which was declared effective by the SEC on September 18, 2012. Under this Agreement, if and when we request MLV to engage in the sale of any or our securities, we will be obligated to pay to MLV a commission equal to 3.0% of the gross proceeds of any sale of our common stock and 3.5% of the gross proceeds of any sale of our Series C Preferred Stock. Although there are conditions on our initiating any new sale of securities and there are customary indemnities and cost reimbursement requirements, as described in the At Market Issuance Sales Agreement, there are no operational or financial covenants that restrict our operations.

(in thousands of U.S. dollars, except share and per share data)

As of October 31, 2012 and for the second quarter of fiscal 2013, there were no additional material changes outside the ordinary course of business in our contractual obligations and commitments.  For additional information regarding these obligations, please refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Cash Obligations and Commitments” contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012, as amended, and incorporated by reference herein.

On September 24, 2012, we sold 25,750 shares of our Series B Preferred Stock for gross proceeds of $2,575.  We paid $167 of issuance costs which have been capitalized and are being amortized over the term of the instrument.  The outstanding Series B Preferred Stock is classified as long-term debt, in accordance with ASC 480.  See Note 7 - Debt in the Notes as set forth in the accompanying condensed consolidated financial statements.

On September 28, 2012, we sold 685,000 shares of our Series C Preferred Stock for gross proceeds of $15,755.  We incurred issuance costs of $1,335, yielding net proceeds of $14,420.  The Series C Preferred Stock is classified as temporary equity in accordance with ASC 480 and is being accreted to redemption value through the earliest repayment date of November 1, 2017.  See Note 10 - Stockholders' Equity in the Notes as set forth in the accompanying condensed consolidated financial statements.

Non-GAAP Measures

Adjusted Earnings

Adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") is a significant performance metric used as a quantitative standard by our management and by external users of our financial statements such as investors, research analysts and others to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness; and

•	our operating performance and return on capital as compared to those of other companies in our industry, without regard to financing or capital structure.

We define Adjusted EBITDA as net income (loss) before taxes adjusted by:

•	depreciation, depletion and amortization;

•	write-off of deferred financing fees;

•	asset impairments;

•	(gain) loss on sale of assets;

•	accretion expense;

•	exploration costs;

•	(gain) loss from equity investment;

•	stock-based compensation expense;

•	unrealized (gain) loss from mark-to-market activities;

•	interest expense and interest (income)

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

(in thousands of U.S. dollars, except share and per share data)

The following tables present a reconciliation of net loss before income taxes to Adjusted EBITDA, our most directly comparable GAAP performance measure, for each of the periods presented:

	For the Three Months Ended October 31,
	2012	2011
Loss before income taxes	$(9,971)	$(7,070)
Adjusted by:
Interest expense, net	1,537	879
Depreciation, depletion and amortization	3,062	4,050
Accretion of asset retirement obligation	285	268
Exploration expense	28	148
Stock-based compensation	2,639	3,757
Unrealized loss (gain) on derivatives	1,082	(986)
Accretion of preferred stock	38	—
Adjusted EBITDA	$(1,300)	$1,046

	For the Six Months Ended October 31,
	2012	2011
Loss before income taxes	$(6,239)	$(7,501)
Adjusted by:
Interest expense, net	1,668	1,376
Depreciation, depletion and amortization	6,187	7,423
Accretion of asset retirement obligation	569	537
Exploration expense	57	180
Stock-based compensation	4,715	6,473
Unrealized gain on derivatives	(3,798)	(4,640)
Accretion of preferred stock	2,460	—
Adjusted EBITDA	$5,619	$3,848

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities," which increases disclosures about offsetting assets and liabilities. New disclosures are required to enable users of financial statements to understand significant quantitative differences in balance sheets prepared under GAAP and IFRS related to the offsetting of financial instruments. The existing GAAP guidance allowing balance sheet offsetting, including industry-specific guidance, remains unchanged. The guidance in ASU 2011-11 is effective for annual and interim reporting periods beginning on or after January 1, 2013. The disclosures should be applied retrospectively for all prior periods presented. We do not expect the adoption of this pronouncement to have a material impact to our condensed consolidated financial statements.

There are no other recently issued accounting pronouncements that are expected to have a material impact on our financial condition, results of operations or cash flows.

(in thousands of U.S. dollars, except share and per share data)

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

During the two quarters ended October 31, 2012, we settled three commodity derivative instruments with an average price of $94.01 per barrel of oil based on NYMEX WTI index. We also entered into two hedging agreements; one for 149,800 barrels at $97.40 per barrel and one for 219,000 at $95.30 per barrel, both prices based on the ICE Brent crude oil futures as traded on the New York Mercantile Exchange. We received $4,283 for the settlement of the hedging agreements.

The following tables summarize, for the periods indicated, our hedges currently in place through December 2013. All of these derivatives are accounted for as mark-to-market activities.

	For the Quarter Ended (in Bbls)
	July 31,		October 31,		January 31,		April 30,		Total
Fiscal	Volume	Avg. Price	Volume	Avg. Price	Volume	Avg. Price	Volume	Avg. Price	Volume	Avg. Price
2013	—	$—	—	$—	61,300	$96.70	53,400	$95.30	114,700	$96.00
2014	55,200	95.30	55,200	95.30	36,600	95.30	—	—	147,000	95.30
									261,700

Interest Rate Risk

On June 29, 2012, we repaid the Guggenheim Credit Facility and initiated the Apollo Credit Facility at a fixed rate of 18% per annum. Our interest rate risk is negligible because interest on borrowings is fixed and not subject to market fluctuations in interest rates.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our CEO and our Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, at the end of the period covered by this report (the “evaluation date”). In conducting its evaluation, management considered the material weaknesses in our disclosure controls and procedures and internal control over financial reporting described in Item 9A. of our Annual Report on Form 10-K for the year ended April 30, 2012 as filed with the SEC on July 16, 2012.

We have made progress remediating the material weaknesses identified in our Annual Report on Form 10-K for the year ended April 30, 2012 as filed with the SEC on July 16, 2012. As of the evaluation date, our CEO and CFO have concluded that we did not maintain disclosure controls and procedures that were effective in providing reasonable assurances that information required to be disclosed in our reports filed under the Securities Exchange act of 1934 was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management to allow timely decisions regarding required disclosures.

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The information set forth in Note 13 - Litigation in the accompanying condensed consolidated financial statements is incorporated herein by reference.

On October 8, 2009, we filed an action styled Miller Petroleum, Inc. v. Maynard, Civil Action No. 9992 in the Chancery Court for Scott County, Tennessee, seeking a declaratory judgment that there has been continuing commercial production of oil and the oil and gas lease owned by us is still in full force and effect. The defendant filed an Answer and Counterclaim, seeking in the Counterclaim a declaration that the oil and gas lease has expired. The parties reached a mutual settlement of this matter, effective as of November 9, 2012, pursuant to which defendant agreed to reimburse us our attorney's fees.  Under the terms of this settlement, the related lease is still in full force and effect.

                As more fully described in Note 13, the case captioned Patrick P. Lukas, derivatively on behalf Miller Energy Resources, Inc. v. Merrill A. McPeak, Scott M. Boruff, Deloy Miller, Jonathan S. Gross, Herman Gettelfinger, David Hall, Charles M. Stivers, Don A., Turkleson, and David J. Voyticky, and Miller Energy Resources, Inc., nominal defendant, filed in the United States District Court for the Eastern District of Tennessee, was dismissed by the trial court on September 21, 2012 in response to a motion we had filed requesting dismissal.  That dismissal is being appealed by the plaintiffs. Given the current stage of the proceedings with respect to this case, we currently cannot assess the probability of losses, or reasonably estimate the range of losses, related to this matter.

ITEM 1A.    RISK FACTORS.

For a detailed discussion of the risks and uncertainties associated with our business see “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2012 filed on July 16, 2012 (“2012 Annual Report”). There have been no material changes to these risk factors since that report.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 6.    EXHIBITS.

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

3.5	–	Amended and Restated Charter of Miller Petroleum, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed on April 29, 2010).
3.8	–	Articles of Amendment to the Charter of Miller Petroleum, Inc. (incor3.1porated by reference to Registrant's Current Report on Form 8-K filed on April 15, 2011).
3.9	–	Articles of Amendment to the Charter of Miller Energy Resources, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed on April 2, 2012).
3.10	–	Articles of Amendment to the Charter of Miller Energy Resources, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed on August 17, 2012).
3.11	–	Articles of Amendment to the Charter of Miller Energy Resources, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed on September 4, 2012).
3.12	–	Articles of Amendment to the Charter of Miller Energy Resources, Inc. (incorporated by reference to Exhibit 3.20 to Registrant's Registration Statement on Form 8-A as filed on September 28, 2012).
4.22	–	Form of Series C Preferred Stock Certificate*
10.46	–	Acknowledgment and Amendment Regarding Series B Preferred Stock with Apollo Investment Corporation (Incorporated by reference to Registrant's Current Report on Form 8-K filed on August 17, 2012).
10.47	–	Special Warrant Exercise Agreement (incorporated by reference to Registrant's Current Report on Form 8-K filed on September 21, 2012).
10.48	–	Bristol Warrant Exercise Agreement (incorporated by reference to Registrant's Current Report on Form 8-K filed on September 21, 2012).
10.49	–	Acknowledgment and Amendment No. 2 with Apollo Investment Corporation (incorporated by reference to Registrant's Current Report on Form 8-K filed on September 26, 2012).
10.5	–	Acknowledgment and Amendment No. 3 to Loan Agreement with Apollo Investment Corporation (incorporated by reference to Registrant's Current Report on Form 8-K filed on November 16, 2012).
31.1	–	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	–	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *
32.1	–	Section 1350 certification of Chief Executive Officer*
32.2	–	Section 1350 certification of Chief Financial Officer*
101.INS	–	XBRL Instance Document **
101.SCH	–	XBRL Taxonomy Extension Schema Document **
101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document **
101.DEF	–	XBRL Taxonomy Extension Definition Linkbase Document **
———————
*    filed herewith.
**    In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	December 10, 2012	MILLER ENERGY RESOURCES, INC.

		By:	/s/ Scott M. Boruff
Scott M. Boruff, Chief Executive Officer, principal executive officer

Dated:	December 10, 2012	MILLER ENERGY RESOURCES, INC.

		By:	/s/ David J. Voyticky
David J. Voyticky, Chief Financial Officer, principal financial officer

EXHIBIT INDEX

EXHIBIT NO.		DESCRIPTION
3.1	–	Certificate of Incorporation (incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).
3.2	–	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).
3.3	–	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).
3.4	–
Certificate of Ownership and Merger and Articles of Merger between Triple Chip Systems, Inc. and Miller Petroleum, Inc. (incorporated by reference to Registrant's exhibits filed with the registration statement on Form SB-2, SEC File No. 333-53856, as amended).

3.5	–	Amended and Restated Charter of Miller Petroleum, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed on April 29, 2010).
3.8	–	Articles of Amendment to the Charter of Miller Petroleum, Inc. (incor3.1porated by reference to Registrant's Current Report on Form 8-K filed on April 15, 2011).
3.9	–	Articles of Amendment to the Charter of Miller Energy Resources, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed on April 2, 2012).
3.10	–	Articles of Amendment to the Charter of Miller Energy Resources, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed on August 17, 2012).
3.11	–	Articles of Amendment to the Charter of Miller Energy Resources, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed on September 4, 2012).
3.12	–	Articles of Amendment to the Charter of Miller Energy Resources, Inc. (incorporated by reference to Exhibit 3.20 to Registrant's Registration Statement on Form 8-A as filed on September 28, 2012).
4.22	–	Form of Series C Preferred Stock Certificate*
10.46	–	Acknowledgment and Amendment Regarding Series B Preferred Stock with Apollo Investment Corporation (Incorporated by reference to Registrant's Current Report on Form 8-K filed on August 17, 2012).
10.47	–	Special Warrant Exercise Agreement (incorporated by reference to Registrant's Current Report on Form 8-K filed on September 21, 2012).
10.48	–	Bristol Warrant Exercise Agreement (incorporated by reference to Registrant's Current Report on Form 8-K filed on September 21, 2012).
10.49	–	Acknowledgment and Amendment No. 2 with Apollo Investment Corporation (incorporated by reference to Registrant's Current Report on Form 8-K filed on September 26, 2012).
10.50	–	Acknowledgment and Amendment No. 3 to Loan Agreement with Apollo Investment Corporation (incorporated by reference to Registrant's Current Report on Form 8-K filed on November 16, 2012).
31.1	–	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *
31.2	–	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *
32.1	–	Section 1350 certification of Chief Executive Officer*
32.2	–	Section 1350 certification of Chief Financial Officer*
101.INS	–	XBRL Instance Document **
101.SCH	–	XBRL Taxonomy Extension Schema Document **
101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document **
101.DEF	–	XBRL Taxonomy Extension Definition Linkbase Document **
———————
*    filed herewith
**    In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this report on Form 10-Q shall be deemed “furnished” and not “filed”.