Form 10-K/A
MILLER ENERGY RESOURCES, INC.
filed 2013-08-28
CIK 785968

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

EXPLANATORY NOTE
The purpose of this Amendment No. 1 on Form 10-K/A is to amend and restate Part III, Items 10 through 14, of the previously filed Annual Report on Form 10-K of Miller Energy Resources, Inc. for the year ended April 30, 2013, filed with the Securities and Exchange Commission on July 15, 2013 (the “Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. We have elected to include such Part III information by amendment to the Form 10-K rather than by incorporation by reference to the proxy statement. Accordingly, Part III of the Form 10-K is hereby amended and restated as set forth in this amendment.

There are no other changes to the Form 10-K other than those set forth in this amendment. Except as set forth specifically herein, this amendment does not reflect events occurring after the filing of the Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the amended sections of the Form 10-K as set forth in this amendment. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Form 10-K, and such forward-looking statements should be read in their historical context.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

BOARD OF DIRECTORS

Name [1]	Age	Position
Deloy Miller	66	Executive Chairman of the Board of Directors
Scott M. Boruff	50	Chief Executive Officer and Director
David J. Voyticky	44	President, Acting Chief Financial Officer, Director
David M. Hall	44	Chief Operating Officer, Chief Executive Officer of CIE and Director
Herman E. Gettelfinger [4]	81	Director
Gerald Hannahs [2,3,4]	60	Director
General Merrill A. McPeak	77	Lead Outside Director
Marceau N. Schlumberger [2,3]	41	Director
Charles M. Stivers [2,3,4]	51	Director
Don A. Turkleson	59	Director

——————————
1    Committee assignments are as of August 26, 2013.
2    Member of the Audit Committee.
3    Member of the Compensation Committee.
4    Member of the Nominating and Corporate Governance Committee.

Deloy Miller, Age 66 Mr. Miller, our founder, has been Chairman of the Board of Directors since December 1996, and was Chief Executive Officer from 1967 to August 2008, and Chief Operating Officer from August 2008 to July 2013. Since then, Mr. Miller has been Executive Chairman of the Board of Directors. He is a seasoned gas and oil professional with more than 40 years of experience in the drilling and production business in the Appalachian basin. During his years as a drilling contractor, he acquired extensive geological knowledge of Tennessee and Kentucky and received training in the reading of well logs. Mr. Miller served two terms as president of the Tennessee Oil & Gas Association and in 1978 the organization named him the Tennessee Oil Man of the Year. He continues to serve on the board of that organization. Mr. Miller was appointed in 1978 by the Governor of Tennessee to be the petroleum industry's representative on the Tennessee Oil & Gas Board, the state agency that regulates gas and oil operations in the state. In 2011, Mr. Miller was appointed to the Federal Reserve Bank of Atlanta's Energy Advisory Council for a two-year term. Mr. Miller is the father-in-law of Mr. Boruff.

Scott M. Boruff, Age 50 Mr. Boruff has served as a director and our Chief Executive Officer since August 2008. Prior to joining our company, Mr. Boruff was a licensed investment banker. He served as a director from 2006 to 2007 of Cresta Capital Strategies, LLC, a New York investment banking firm that was responsible for closing transactions in the $150 to $200 million category. Mr. Boruff specialized in investment banking consulting services that included structuring of direct financings, recapitalizations, mergers and acquisitions, and strategic planning with an emphasis in the gas and oil field. As a commercial real estate broker for over 20 years, Mr. Boruff developed condominium projects, hotels, convention centers, golf courses, apartments and residential subdivisions. From April 2009 until July 2012, Mr. Boruff was also a director and 49% owner of Dimirak Securities Corporation, a broker-dealer and member of FINRA.  In July 2012, Mr. Boruff sold his interest in Dimirak and is no longer an owner of that company. See “Certain Relationships and Related Parties” appearing later in this Annual Report.  Mr. Boruff holds a Bachelor of Science in Business Administration from East Tennessee State University. Mr. Boruff is the son-in-law of Mr. Miller.

David J. Voyticky, Age 44 Mr. Voyticky has been a member of our Board of Directors since April 2010, our President since June 2011, and our Acting Chief Financial Officer since September 2011.  Mr. Voyticky has over 15 years of domestic and international mergers and acquisitions, restructuring and financing experience.  From August 2005 to June 2011, Mr. Voyticky was an independent consultant to companies in the middle market on value maximization strategies, providing strategic and capital markets advice to high growth businesses. He served as a vice president with Goldman, Sachs & Co. from June 2000 to May 2002, a vice president of Houlihan Lokey Howard & Zukin Capital, Inc. in Los Angeles from July 2002 to January 2005, and an associate with

J.P. Morgan in London and New York from June 1996 to May 2000.  During that period, he advised public and private domestic and multinational corporations and financial sponsors on mergers, acquisitions, divestitures, joint ventures, cross-border transactions, anti-raid (defense) preparation and capital-raising activities. Mr. Voyticky designed and was a founding partner of Red Mountain Capital Partners. From December 2005 through June 2006, Mr. Voyticky was a partner in the $300 million re-launch of Chapman Capital L.L.C., an activist hedge fund focused on publicly traded middle market companies. He served on the Board of Directors of Best Energy Services, Inc. from January 2010 to February 2011. In July 2011, Mr. Voyticky was named to the board of a biotechnology company, Genesis Biopharma, Inc., a position he resigned from in mid-August, 2013. In January 2012, Mr. Voyticky was named to the board of Mosquito Consolidated Gold Mines, Ltd. Mr. Voyticky received a J.D. and a M.B.A degree from the University of Michigan and a Masters in International Policy and Economics from the Ford School at the University of Michigan. He also received a Bachelor of Arts in Philosophy from Pomona College.

David M. Hall, Age 44  Mr. Hall has served as our Chief Operating Officer since July 2013. He has been the Chief Executive Officer of our Cook Inlet Energy subsidiary and member of our Board of Directors since December 2009. Mr. Hall was the former Vice President and General Manager of Alaska Operations, Pacific Energy Resources Ltd. from January 2008 to December 2009. Before that time, from 2000 to 2008, he served as the Production Foreman and Lead Operator in Alaska for Forest Oil Corp, rising to Production Manager for all of Alaska operation for Forest Oil.

Herman E. Gettelfinger, Age 80  Mr. Gettelfinger has been a member of our Board of Directors since 1997. Mr. Gettelfinger, who has been active in the gas and oil drilling and exploration business for more than 40 years, was a co-owner and President of Kelso Oil Company, Knoxville Tennessee. Kelso was one of eastern Tennessee's largest distributors of motor oils, fuels and lubricants to the industrial and commercial market for over 50 years.

Gerald Hannahs, Age 60 Mr. Hannahs has been a member of our Board of Directors since July 2012. Mr. Hannahs has over 30 years of experience in the investment business and the oil and gas industry. Since 1993, Mr. Hannahs has been a private investor in various public and private companies. He served as a successful Account Executive and First Vice President for EF Hutton, Prudential and Paine Webber from 1982 to 1986. Mr. Hannahs co-founded Texarkoma Crude & Gas Company in 1983.  The company drilled wells in Tennessee and Alabama and was sold in 1985 to Cross Timbers. Mr. Hannahs attended the University of Arkansas on a baseball scholarship from 1970 to 1974, and later signed a Major League contract to pitch for the Montreal Expos. He also played on the Los Angeles Dodgers, and the Minnesota Twins teams before retiring. Mr. Hannahs holds a Bachelor of Science in Business Administration from the University of Arkansas.

Merrill A. McPeak, Age 77   General McPeak (USAF, retired) has been a member of our Board of Directors since April 2010, and has served as the Lead Director since July 2010.   From October 1990 until October 1994, he was Chief of Staff of the U.S. Air Force and a member of the Joint Chiefs of Staff.  During this period, he was the senior officer responsible for organization, training and equipage of a combined active duty, National Guard, Reserve and civilian work force of over 850,000 people serving at 1,300 locations in the United States and abroad.  As a member of the Joint Chiefs of Staff, he and the other service chiefs were military advisors to the Secretary of Defense, the National Security Council and the President of the United States. Following retirement from active service, General McPeak began a second career in business. General McPeak has been President of McPeak and Associates, a management consulting firm that has been active as an investor, advisor and director of early development stage companies since its founding in 1995. A subsidiary, Lost Wingman Press, recently published Hangar Flying, book one of a planned three-volume memoir. General McPeak is an experienced director of public and private companies.   His current director assignments include Gencorps (since 2013), Genesis Biopharma (since 2011), Research Solutions (since 2011), and DGT Holdings (since 2005). He previously served as a director of Mosquito Consolidated Gold (Chairman, 2011-2012), Point Blank Solutions, Inc. (2008-2011), MathStar, Inc. (2005 to February 2010), QPC Lasers (Vice Chairman, 2006-2009), and Gigabeam Corp. (2004 to 2009).  From 2003 to 2012, General McPeak was Chairman of Ethicspoint, Inc., a Portland, Oregon-based startup that became a leading provider of risk management and compliance software-as-a-service. In February 2012, Ethicspoint was bought by a private equity firm, merged with other companies and rebranded as NAVEX Global. General McPeak remains a board member of NAVEX Global. He currently serves as Chairman of Coast Plating, Inc., a Los Angeles-based, privately held provider of metal processing and finishing services, primarily to the aerospace industry. In 1992, San Diego State University honored General McPeak with its first ever Lifetime Achievement Award. In 1995, George Washington University gave him its Distinguished Alumni Award, the “George.” He was among the initial seven inductees to the Oregon Aviation Hall of Honor. He is a member of the Council on Foreign Relations, New York City, and in 2008 and 2009 was a national co-chairman of Obama for President. In 2011, General McPeak became Chairman of the American Battle Monuments Commission, the federal agency that oversees care and maintenance of 24 cemeteries abroad that constitute the final resting place for almost 125,000 American war dead.

Marceau N. Schlumberger, Age 41 Mr. Schlumberger has been a member of our Board of Directors since July 2013. He has nearly twenty years of investment banking experience, including international and domestic mergers and acquisitions, restructuring, strategic analysis, and financing experience. In 2008, he founded Coral Reef Capital, a private investment firm focused on U.S. natural resources companies, and since then, he has been its managing member. Prior to founding Coral Reef Capital, Mr.

Schlumberger was a principal at Columbus Nova, an associate at Triumph Capital, an investment banking analyst and founding member of the Asia Group at Smith Barney, and a financial analyst at Zilkha Capital Partners. He has advised both domestic and multinational corporations and financial sponsors on mergers, acquisitions, divestitures, joint ventures, cross-border transactions, and capital-raising activities. Mr. Schlumberger currently sits on the Board of Directors for Armada Oil, Inc. (since April 2013), Rawhide Mining (privately held) (since June 2010), Shawnee Exploration (privately held) (since April 2012), and Microline Surgical Inc. (a Hoya Corporation subsidiary) (since April 2008). He has an M.B.A. from the Wharton School, University of Pennsylvania, and a B.A. in East Asian Studies from Yale University.

Charles M. Stivers, Age 51 Mr. Stivers has been a member of our Board of Directors since 2004. He also served as our Chief Financial Officer from 2004 until January 2006. Mr. Stivers has over 27 years accounting experience and over 23 years of experience within the energy industry. He owns and operates Charles M. Stivers, C.P.A., which specializes in the oil and gas industry and has clients located in fourteen different states. Mr. Stivers served as Treasurer and Chief Financial Officer for Clay Resource Company and Senior Tax and Audit Specialist for Gallaher and Company. He received a Bachelor of Science degree in Accounting from Eastern Kentucky University.

Don A. Turkleson, Age 59  Mr. Turkleson has been a member of our Board of Directors since January 2011. Mr. Turkleson has over 35 years of accounting and financial experience with emphasis in the oil and gas business.  He is currently Vice President and Chief Financial Officer for Gulf Coast Energy Resources, LLC, a privately-held oil and gas exploration company, a position he has held since April 2012. He served as Chief Financial Officer at Laurus Energy, Inc., a privately held company located in Houston, from January 2010 to April 2012.  Prior to joining Laurus Energy, he was Senior Vice President and CFO for Cheniere Energy, Inc. where he worked from 1997 to June 2009.   Mr. Turkleson also served as Vice President - Finance for PetroCorp Incorporated, a publicly traded oil and gas exploration and production company where he worked from 1983 to 1996.    He began his career at Arthur Andersen & Co. in 1975 where he worked as a certified public accountant for eight years, principally with oil and gas industry clients. Mr. Turkleson received a Bachelor of Science in Accounting from Louisiana State University, and is a Certified Public Accountant.  He also served on the Board of Directors of the general partner of Cheniere Energy Partners, L.P., a publicly traded master limited partnership, from March 2007 to September 2012.

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
Deloy Miller - Mr. Miller has extensive experience as a seasoned gas and oil professional and is the founder of our company.  Mr. Miller has more than 45 years of experience in the drilling and production business in the Appalachian basin, extensive geological knowledge of Tennessee and Kentucky, training in the reading of well logs, and particular familiarity with our operations as our founder, former Chief Executive Officer, former Chief Operating Officer, and current Executive Chairman of our Board of Directors.

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

Gerald Hannahs - Mr. Hannahs has over 30 years of experience in the oil and gas industry and the investment business, including as co-founder of Texarkoma Crude & Gas Company which drilled wells in Tennessee and Alabama.

Merrill A. McPeak - General McPeak has extensive experience in management consulting and a successful military career, including his position as Chief of Staff of the U.S. Air Force and a member of the Joint Chiefs of Staff.  General McPeak currently serves or has served in the past on the Board of Directors of a number of publicly traded companies.

Marceau N. Schlumberger - Mr. Schlumberger has nearly 20 years of investment banking experience, including international and domestic mergers and acquisitions, restructuring, strategic analysis, and financing experience. He has advised both domestic and multinational corporations and financial sponsors on mergers, acquisitions, divestitures, joint ventures, cross-border transactions, and capital-raising activities.

Charles M. Stivers - Mr. Stivers, a certified public accountant, has over 27 years of experience in accounting and over 23 years of experience within the energy industry.  Mr. Stivers owns and operates an accounting firm that specializes in the oil and gas industry with clients in fourteen different states.

David J. Voyticky - Mr. Voyticky has over 15 years of domestic and international mergers and acquisitions, restructuring, and financing experience, with experience as an independent consultant to companies in the middle market on value maximization strategies, providing strategic and capital markets advice to high growth businesses.

Don A. Turkleson - Mr. Turkleson, a certified public accountant, has over 35 years of accounting and financial experience in the oil and gas industry.  He currently serves as Vice President and Chief Financial Officer of Gulf Coast Energy Resources, LLC and served as CFO for Cheniere Energy, Inc.

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

Name	Positions
Scott M. Boruff	Chief Executive Officer ("CEO")
Deloy Miller	Executive Chairman and former Chief Operating Officer ("COO") (until July 2013)
David J. Voyticky	President, Acting Chief Financial Officer
David M. Hall	COO of the Company (beginning July 2013) and CEO of Cook Inlet Energy, LLC
Kurt C. Yost	Senior Vice President and General Counsel
Catherine A. Rector	Vice President and Chief Accounting Officer

Scott M. Boruff, Age 50  For information regarding Mr. Boruff, please see “Board of Directors” which appears earlier in this Annual Report.

Deloy Miller, Age 66  For information regarding Mr. Miller, please see “Board of Directors” which appears earlier in this Annual Report.

David J. Voyticky, Age 44 For information regarding Mr. Voyticky, please see “Board of Directors” which appears earlier in this Annual Report.

David M. Hall, Age 44 For information regarding Mr. Hall, please see “Board of Directors” which appears earlier in this Annual Report.

Kurt C. Yost, Age 41 Mr. Yost was hired as our Senior Vice President and General Counsel in May 2012. He has nearly 16 years of corporate and commercial law experience.  From April 2011 to May 2012, Mr. Yost was General Counsel for Northrock Partners, a startup nutritional supplement manufacturer and distribution company.  From March 2010 to March 2011, he was in-house counsel and later General Counsel at Max International, LLC, a nutraceutical manufacturing and distribution company.  He worked at several law firms in New York City from September 1997 to March 2010, including Pepper Hamilton LLP (July 2007-March 2010), Allen & Overy LLP (April 2003 - January 2006), Bingham McCutchen LLP (February 2001 - April 2003), and Mayer

Brown LLP (September 1997 - February 2001).  While at these New York firms, Mr. Yost represented many of their largest corporate clients on a variety of matters ranging from corporate financings to mergers and acquisitions. He is a contributing author to the treatise, “Securities Practice and Electronic Technologies,” (John R. Hewitt and James B. Carlson, eds. (2006)).  Mr. Yost received a J.D. from the University of Virginia School of Law in 1997, and graduated summa cum laude from Temple University in 1994, with a B.B.A. in Economics and Finance.  He is admitted to practice law in New York and Utah and is admitted as an in-house counsel in Tennessee.

Catherine A. Rector, Age 50 Ms. Rector was hired as our Vice President and Chief Accounting Officer in July 2012. Ms. Rector, a Certified Public Accountant, has 20 years of accounting experience including experience with Sarbanes Oxley compliance, financial reporting, and public accounting. Ms. Rector was previously the Director of Financial Reporting and Accounting Consolidations at Sitel Worldwide Corporation from 2011 - 2012, a Senior Manager with Rodefer Moss & Co, PLLC from 2009-2011, and Controller at CapStar Bank from 2007-2009. She holds a BBA in Accounting from Middle Tennessee State University.

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

Compliance with Section 16(a) of the Exchange Act

 Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal 2013, other than certain Forms 4 due to be filed on July 5, 2012, and on July 30, 2012. The foregoing forms were inadvertently filed one day late, on July 6, 2012 and July 31, 2012, respectively, by Messrs. Boruff, Miller, Voyticky, Hall, Gettelfinger, Hannahs, Stivers, Turkleson, and General McPeak, and by Messrs. Gettelfinger, Hannahs, Stivers, Turkleson, and General McPeak, respectively. Mr. Yost failed to timely file a Form 4 due on July 5, 2012, which was subsequently filed.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics sets forth a broad statement of policy on our fundamental principles of honesty, loyalty, fairness, and forthrightness, and promotes our objectives of:

•	Honest and ethical conduct, including the handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in all reports and documents required to be filed with governmental authorities and in other public communications;

•	Compliance with the applicable government and self-regulatory organization laws, rules and regulations;

•	Prompt internal reporting of violations; and

•	Accountability for compliance with the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics applies to all of our directors, officers, and employees, and each of them must certify their commitment to comply with the Code in writing.

Committees of the Board of Directors

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

Audit Committee.  The Audit Committee assists the board in fulfilling its oversight responsibility relating to:

•	the integrity of our financial statements;

•	our compliance with legal and regulatory requirements;

•	the qualifications, independence, and performance of our independent registered public accountants; and

•	the performance of our internal audit function.

During fiscal 2013, the Audit Committee was composed of Messrs. Turkleson (Chairman), McPeak, and Stivers. As of August 26, 2013, the Audit Committee is composed of Messrs. Stivers (Chairman), Hannahs and Schlumberger. The Board of Directors has determined each of these directors to be “independent,” as defined by the New York Stock Exchange Listed Company Manual.  The board has determined that Mr. Stivers, qualifies as an “audit committee financial expert” as defined by the SEC.

Compensation Committee. The Compensation Committee is responsible for overseeing our compensation programs and practices, including our executive compensation plans and incentive compensation plans, as well as the compensation of our Chief Executive Officer and other executive officers.  The Chief Executive Officer provides input to the Compensation Committee with respect to the individual performance and compensation recommendations for the other executive officers.  During fiscal 2013, the Compensation Committee was composed of Messrs. McPeak (Chairman), Hannahs, and Stivers. On July 25, 2013, Mr. Schlumberger was added to the Compensation Committee. As of August 26, 2013, the Compensation Committee is composed of Messrs. Hannahs (Chairman), Schlumberger, and Stivers. The Board of Directors has determined each of these directors to be “independent,” as defined by the New York Stock Exchange Listed Company Manual.

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

The committee also prepares and supervises the board's annual review of director independence and the board's annual self-evaluation. During fiscal 2013, the Nominating and Corporate Governance Committee was composed of Messrs. Hannahs (Chairman), Gettelfinger, and Turkleson. As of August 26, 2013, the Nominating and Corporate Governance Committee is composed of Messrs. Hannahs (Chairman), Gettelfinger, and Stivers. The Board of Directors has determined each of these directors to be “independent,” as defined by the New York Stock Exchange Listed Company Manual.

Shareholder nominations

No material changes to the procedures by which shareholders may recommend nominees to our Board of Directors have been adopted since the filing of our fiscal 2012 Proxy Statement.

ITEM 11.     EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis of compensation arrangements of our named executive officers should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans, as wells as considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

This Compensation Discussion and Analysis provides information about the fiscal 2013 and fiscal 2014 compensation programs for our fiscal 2013 named executive officers, including:

•	Scott M. Boruff, Chief Executive Officer, our principal executive officer;

•	David J. Voyticky, President and Acting Chief Financial Officer, our principal financial officer;

•	Deloy Miller, our Executive Chairman and former Chief Operating Officer (until July 2013);

•	David M. Hall, our Chief Operating Officer (since July 2013) and the Chief Executive Officer of Cook Inlet Energy; and

•	Kurt C. Yost, our Senior Vice President and General Counsel.

I.    Our Decision Making Climate: Fiscal 2013 Corporate Performance

During fiscal 2013, we continued work to restore previously producing wells in Alaska and launched our horizontal drilling program in Tennessee. Our revenues declined by 2% to $34.8 million compared to $35.4 million in the previous fiscal year, which was primarily due to RU-7 being offline due to a pump failure and related workover, a normal decline curve from our WMRU field, and fluctuations in our shipping schedules. Total net production, excluding natural gas produced and used as fuel gas, was 317,606 barrels of oil equivalent (“BOE”) in fiscal 2013 compared to 371,874 BOE for fiscal 2012.

We also completed the installation of Rig-35 on the Osprey platform, and have used it to bring online two gas wells, RU-3 and RU-4, and to replace the ESP in RU-7. Subsequent to our fiscal year end, we completed our first sidetrack with Rig-35, our RU-2A oil well, which showed a 21-day initial production of 1,314 boe/d. In addition, on August 17, 2013, we completed our second sidetrack of the RU-1 well with Rig 35. Our RU-1 sidetrack has produced more than 700 boe/d of oil since coming online. These wells have more than doubled our production since April 30, 2013.

We refinanced our $100 million credit facility with a new facility with Apollo Investment Corporation at a lower cost of funds than our previous facility and with a larger initial borrowing base of $55 million.

We also raised funds through our newly designated Series B and Series C Preferred Stock. Our Series C Preferred Stock is listed on the NYSE under the symbol “MILLprC.”

We added personnel to our corporate team to improve our financial reporting and internal controls. In particular, we added two new executive officers to lead our Legal and Financial Reporting teams.

II.    Compensation Philosophy

Objectives, Elements, Design

Miller Energy has seen significant growth and change in the past four fiscal years. Because of this growth, our compensation program has evolved during this time. The objectives of our compensation program are to attract, motivate, and retain the key executives who drive our success and industry leadership. Early in fiscal 2014, our Compensation Committee reviewed our executive compensation program and made recommendations to assist the Compensation Committee in the negotiation of new employment agreements, taking effect for our 2014 fiscal year and expiring on July 28, 2014, with Messrs. Boruff and Voyticky. These agreements also formed the basis of new contracts with our other named executives, Messrs. Miller, Hall and Yost.

Our Compensation Committee reviews the effectiveness and competitiveness of these packages on an ongoing basis, and considered the results of the “Say-On-Pay” vote at our April 3, 2012 shareholder meeting in its latest review. Our shareholders voted to approve the executive compensation program at that meeting, and accordingly, the Compensation Committee has continued to consider the same elements of compensation in our executive compensation program.

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

Generally, the Compensation Committee meets during the first quarter of the fiscal year to determine whether to award incentive compensation awards for the fiscal year that has just been completed. At that meeting, base salaries and long term stock-based incentive awards are usually considered. Bonuses and incentive stock grants were considered in the context of our fiscal 2013 performance were determined in a meeting in June 2013, with compensation packages for the 2014 fiscal year to be determined later.

This year, the Compensation Committee determined that it would be appropriate to not automatically renew Mr. Boruff's and Mr. Voyticky's employment agreements and to instead engage in a thorough review and renegotiation of those agreements. Due to the nature of this task, a series of meetings were held from May through July, 2013. New employment contracts for our named executives were discussed, negotiated, and drafted in several meetings in July 2013.

Benchmarking: Peer Companies

We compete with other independent oil and gas exploration companies and small and mid-market capitalization U.S. companies for senior executive talent. While each executive's salary and other terms of his compensation are negotiated individually upon hire and periodically over the course of employment, we try to establish similar terms across our executives' compensation packages. Seeking to hire and to retain exceptional talent, we do try to keep our compensation packages in line with the top 80% of companies within the oil and gas exploration markets, though the Compensation Committee has decided to make exceptions where it believed warranted in its business judgment. In fiscal 2011, we reviewed the market competitiveness of our executive compensation relative to industry peers in order to provide a baseline for our named executive officers' compensation, which is reflected in each executive employment agreement.  The following list identifies the companies the Compensation Committee included in this peer group during the review in fiscal 2011:

Abraxas Petroleum Corp., Approach Resources, Inc., ATP Oil & Gas Corp., Berry Petroleum Co., Bill Barrett Corp., BPZ Resources, Inc., Breitburn Energy Partners L.P., CAMAC Energy Inc., Carrizo Oil & Gas Inc., Clayton Williams Energy Inc., Comstock Resources Inc., Contango Oil & Gas Co., Delta Petroleum Corp., Dorchester Minerals LP, Encore Energy Partners LP, Endeavour International Corporation, Energy Partners Ltd., EV Energy Partners LP, FX Energy Inc., GeoResources, Inc., Goodrich Petroleum Corp., Gulfport Energy Corp., Harvest Natural Resources Inc., Houston American Energy Corp., Hyperdynamics Corporation, Kodiak Oil & Gas Corp., Legacy Reserves Lp, Magnum Hunter Resources Corp., McMoRan Exploration Co., North European Oil Royalty Trust, Northern Oil and Gas, Inc., Panhandle Oil and Gas Inc., Penn Virginia Corp., Petroleum Development Corporation, PetroQuest Energy Inc., Resolute Energy Corporation, Rex Energy Corporation, Rosetta Resources, Inc., Stone Energy Corp., Swift Energy Co., TransAtlantic Petroleum Ltd., Vaalco Energy Inc., Vanguard Natural Resources, LLC, Venoco, Inc., W&T Offshore Inc., Warren Resources Inc.

These companies were selected by the Compensation Committee to represent a broad selection of oil and gas exploration and development companies comparable in market capitalization and overall risk profile to our company.

We entered into new employment agreements with our named executive officers subsequent to the end of fiscal 2013. We considered the market competitiveness of our executive compensation relative to industry peers in order to provide a baseline for our named executive officers' compensation, but also considered the groundwork laid by those named executives in prior years.

The following list identifies the companies the Compensation Committee included in this peer group during the latest review, in line with the Compensation Committee's focus on small and mid-capitalization oil and gas exploration companies:

Abraxas Petroleum Corp., Bill Barrett Corp., BPZ Resources, Inc., Callon Petroleum Company, Comstock Resources Inc., Contango Oil & Gas Co., Dune Energy, Inc., Emerald Oil, Inc., Endeavour International Corporation, Goodrich Petroleum Corp., Hyperdynamics Corporation, Northern Oil and Gas, Inc., Oasis Petroleum, Inc., Penn Virginia Corp., PetroQuest Energy Inc., Resolute Energy Corporation, SandRidge Energy, Inc., Stone Energy Corp., Swift Energy Co., Vaalco Energy Inc.

A subset of these companies was used by the Compensation Committee in reviewing Mr. Voyticky's compensation, as several of the peer companies did not have an officer in a role that was deemed readily comparable to his. That peer group included the following:

Bill Barrett Corp., BPZ Resources, Inc., Comstock Resources Inc., Dune Energy, Inc., Emerald Oil, Inc., Oasis Petroleum, Inc., PetroQuest Energy Inc., Resolute Energy Corporation, SandRidge Energy, Inc., Stone Energy Corp., Swift Energy Co.

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

Action	For the Chief Executive Officer	For Other Executive Officers
Design compensation program	Compensation Committee	Compensation Committee
Establish target and maximum Incentive Plan awards	Compensation Committee	Compensation Committee
Performance appraisal	Compensation Committee	CEO
Recommend base salary adjustments	Compensation Committee	CEO and Compensation Committee
Approve base salary adjustments	Compensation Committee	Board of Directors
Recommend Incentive Plan awards (including cash bonuses)	Compensation Committee	CEO and Compensation Committee
Approve Incentive Plan awards (including cash bonuses.	Compensation Committee	Board of Directors

Risk-Limiting Factors

The Compensation Committee has determined that the structure of our compensation program for executive officers does not incentivize unnecessary or excessive risk taking. The base salary component of compensation does not encourage risk-taking because it is a fixed amount. The current incentive awards have the following risk-limiting characteristics:

Fiscal 2013

•
Cash bonus awards to each executive officer for fiscal 2013 took into account the executive's base salary, performance, and whether the executive met specific goals set by the Compensation Committee, as well as operational progress made by the Company.

•	Awards are made based on a review of a variety of indicators of performance, thus diversifying the risk associated with any single indicator of performance.

Fiscal 2014

•
Cash bonus awards to each executive officer for fiscal 2014 take into account the executive's base salary, performance, stock performance of Miller relative to peers, and whether the executive meets specific goals set by the Compensation Committee, such as compliance with legal, risk, safety, environmental and regulatory requirements, maintaining appropriate capitalization and cash flow for the Company, and avoiding excess leverage, achieving a minimum $7.40 per share as stock price of April 30, 2014, and achieving a 5,000 barrels of oil equivalent per day minimum production level from February 1, 2014 to April 30, 2014.

•	Awards will be made based on a review of a variety of indicators of performance, thus diversifying the risk associated with any single indicator of performance.

•
The Board does not believe that the market currently recognizes the value of our infrastructure and mid-stream assets and potential reserves in Alaska in our stock price, and believes that as additional production comes online and the market recognizes the value of our infrastructure and mid-stream assets and potential reserves that the target prices tied to the vesting of certain options to our executive officers is achievable without unnecessary risk taking by the executive officers or the Company. In addition, the Board believes that the best way to align management's interests with those of our shareholders is to deliver a substantial portion of their compensation contingent on the achievement of certain share price points as the achievement of these targets benefits all shareholders.

•
The Compensation Committee has retained negative discretion with respect to the stock option grants and incentive cash bonuses resulting in their ability to determine that the executive officers may not receive the option grants or incentive cash bonuses if at the end of fiscal 2014 the Committee is not satisfied with their overall performance.

III.    Current Compensation: Base Salary and Annual Incentive Bonuses

Base Salaries

A competitive base salary for each of our employees is essential to our ability to compete with other independent oil and gas exploration companies and small and mid-market capitalization U.S. companies in attracting and retaining senior executive talent. The Compensation Committee sets base salaries at hiring and reviews base salaries by considering the following:

•
The scope and complexity of the responsibilities of each position; the training, knowledge, and experience required to perform the job; the recruiting challenges and opportunities associated with the position; the risks and opportunities associated with hiring at the higher and lower ranges of the position skill sets; the expected autonomy of the job; and for current executives, the company-specific experience, seniority, performance, and compatibility; and

•	The benchmarking process described above; and where applicable, industry or position specific surveys.

The Compensation Committee reviews base salaries annually, usually at the same time as the determination of incentive compensation bonuses.

For fiscal 2013, our named executive officers had the following annualized base salaries, established in prior agreements with these executives:

•	Mr. Boruff - $500,000

•	Mr. Voyticky - $475,000

•	Mr. Miller - $205,000

•	Mr. Hall - $205,000

•	Mr. Yost - $175,000

Subsequent to the end of fiscal 2013, our named executive officers each received increases to their base salaries, resulting in the following annualized base salaries:

•	Mr. Boruff - $795,000

•	Mr. Voyticky - $750,000

•	Mr. Miller - $375,000

•	Mr. Hall - $375,000

•	Mr. Yost - $300,000

The increases were effective as of July 17, 2013. The increases in base salary for the named executives were based on the Compensation Committee's determination that:

•
accomplishments in fiscal 2013 and prior fiscal years are expected to lead to significant gains in shareholder value in fiscal 2014 and beyond, including the expansion of operations and increases in production experienced in early fiscal 2014, management's obtaining financing necessary to drill our reserves, which has the potential to substantially increase production in FY 2014 and transform the Company,

•	given the work needed on those capital raising and drilling/rework operations activity in FY 2014, the Board deemed it important to appropriately and fairly compensate and incentivize management,

•
with respect to Mr. Voyticky, because his role in the Company is integral to the Company's operational results and capital raising efforts, more akin to a Co-CEO, with his having a substantial leadership role comparable to Mr. Boruff in his overall importance to the Company's business;

•
the newly negotiated employment agreements each had a term of one-year without any automatic renewal or “evergreen” provision, and thus salaries could be adjusted downward in future periods if the expected gains were less than anticipated,

•
in the course of the negotiating the fiscal 2014 compensation package, the named executive officers agreed to substantial conditions on all bonus and incentive awards, including a 5,000 barrel of oil equivalent production target and share price performance requirements in connection with receiving cash incentives and separate share price performance targets in connection with receiving long term incentives, each as more fully described below.

Incentive Compensation Bonuses

Following the end of fiscal 2012, the Compensation Committee devoted one of its meetings in the first quarter of fiscal 2013 to a comprehensive discussion of all executive officers' performance and long-term potential. The meeting was attended by the members of the Compensation Committee, Mr. Boruff, and Mr. Yost. The Compensation Committee also reviewed information prepared by our senior management that set forth each executive officer's historical earnings, the value of outstanding and unvested equity awards, current holdings of shares of Miller Energy common stock, any perquisites and benefits, and, if applicable, any potential severance payments and benefits. Based on its discussions at this meeting and recommendations from Mr. Boruff, the Compensation Committee established the target amount of each executive officer's incentive award for fiscal 2013 and any base salary adjustments for fiscal 2013 after considering an evaluation of the executive officer's performance for the just-completed fiscal year, as prepared and presented by Mr. Boruff. Mr. Boruff did not make recommendations on his own compensation.

The Compensation Committee also used the meeting to set compensation opportunities for our executive officers for fiscal 2013. The Compensation Committee established a framework which set forth a minimum revenue threshold and a target revenue goal, as well as a minimum adjusted earnings before interest, tax, depreciation, amortization, accretion, and other non-cash expenses such as equity related compensation, gains or losses on derivatives or other assets and exploration expense (referred to as Adjusted EBITDA) threshold and a target Adjusted EBITDA goal.

These thresholds and goals were the same for each named executive officer. At a subsequent first quarter meeting, the Compensation Committee set specific individual performance metrics for Mr. Boruff and Mr. Voyticky. This framework established that the target incentive bonuses would be set at a percentage of each named executive officer's base salary. It further broke down how each metric would relate to the earning of a portion of the incentive bonus, as follows:

Named Executive officer	Percent of Salary	Revenue Metric	Adjusted EBITDA Metric	Performance Metrics
Mr. Boruff	100-300%	25%	25%	50% (up to $1,000,000)
Mr. Voyticky	100-300%	25%	25%	50% (up to $950,000)
Mr. Miller	100%	50%	50%	—
Mr. Hall	100%	50%	50%	—
Mr. Yost	35%	50%	50%	—

Mr. Boruff's and Mr. Voyticky's performance metrics are discussed in more detail below. While the criteria set forth above give a clear roadmap to our named executive officers as to the specific goals the Compensation Committee expects them to achieve, the Compensation Committee also retained the discretion to award bonuses. This allows us to adjust actual compensation up or down to reward our named executive officers for timely adjustments to changing dynamics in the market, including work that cannot be anticipated in advance of the performance period.

Performance Review Process

At the end of our 2013 fiscal year, our named executive officers participated in a performance review process that led to decisions on the target size of their incentive awards for the past fiscal year, whether their base salaries should be increased, and whether they should remain in their position.

Chief Executive Officer

As described later in this Annual Report, we are a party to an employment agreement with Mr. Boruff. The compensation terms of this agreement include a base salary, an annual incentive opportunity, and grants of stock options which are contingent on shareholder approval of an increase in the number of shares available for grant under the 2011 Equity Compensation Plan (“2011 Plan”). Following the end of fiscal 2013, the independent members of our Board of Directors, led by the Lead Director (who was also then Chair of the Compensation Committee), evaluated Mr. Boruff's performance in achieving his performance objectives, which included financial, operational, and strategic metrics. Specifically, the Compensation Committee considered the company's revenues, Adjusted EBITDA, and performance of the company's stock on a percentage basis as measured against a slate of eight peer companies. The Compensation Committee had previously established a program under the terms of his employment agreement for Mr. Boruff to receive a bonus up to 300% of his base salary as follows:

Revenue Metric	Adjusted EBITDA Metric	Performance Metrics
Minimum Threshold: ½ of 25% of $500,000 (target) = $62,500	Minimum Threshold: ½ of 25% of $500,000 (target) = $62,500	Beat 5 of 8 peers: $250,000
Target: 25% of $500,000 = $125,000	Target: 25% of $500,000 = $125,000	Beat 6 of 8 peers: $500,000
2x Target: 25% of $1,000,000 = $250,000	2x Target: 25% of $1,000,000 = $250,000	Beat 7 or 8 peers: $750,000
Beat 8 of 8 peers: $1,000,000

The Compensation Committee, after meeting in executive session to consider Mr. Boruff's performance, awarded Mr. Boruff certain incentive compensation for the just-completed fiscal year as described below.

In order to earn the revenue component of Mr. Boruff's bonus, during fiscal 2013 the company would have needed to meet a minimum revenue threshold. The minimum revenue threshold was not met, and therefore no bonus for the revenue metric was awarded to Mr. Boruff.

In order to earn the Adjusted EBITDA component of Mr. Boruff's bonus, during fiscal 2013 the company would have needed to meet a minimum Adjusted EBITDA threshold. The minimum Adjusted EBITDA threshold was not met, and therefore no bonus for the revenue metric was awarded to Mr. Boruff.

In order to earn the performance component of Mr. Boruff's bonus, during fiscal 2013 the company's common stock would have needed to have outperformed the common stock of at least five of eight peers designated by the Compensation Committee. If our common stock outperformed the common stock of more than five peers, then the performance component of the bonus would increase as set forth above. The peer companies were selected by the Compensation Committee prior to the end of the first fiscal quarter of 2013. Those companies, along with the information considered by the Compensation Committee when the bonus metrics were applied, is set forth below:

Peer Performance Comparison at April 30,
		2013	2012	Price	MILL vs Peer
Company	Symbol	Price	Price	Change	Result
Abraxas Petroleum Corp	AXAS	$2.24	$2.98	-24.83%	Under perform
Callon Petroleum Company	CPE	3.58	5.81	-38.38%	Out perform
Emerald Oil, Inc.¬	EOX	6.43	20.32	-68.36%	Out perform
SandRidge Energy, Inc.	SD	5.14	7.99	-35.67%	Out perform
Bill Barrett Corp.	BBG	19.86	23.98	-17.18%	Under perform
ATP Oil & Gas Corp.	ATPAQ	0.14	7.56	-98.15%	Out perform
Oasis Petroleum Inc.	OAS	34.23	33.07	3.51%	Under perform
PetroQuest Energy Inc.	PQ	4.28	6.04	-29.14%	Under perform
Miller Energy Resources, Inc.	MILL	3.80	5.43	-30.02%

*This peer was originally designated as Voyager Oil and Gas, Inc. (VOG), which acquired Emerald Oil on July 26, 2012. Voyager's 4/30/2012 stock price was $2.54, while Emerald's was $17.78.

The company's common stock did not outperform the common stock of five or more of its peers. However, in recognition of the company's operational progress late in fiscal 2013, the Compensation Committee used its discretion to award Mr. Boruff a bonus of $500,000, and a restricted stock grant of 50,000 shares of our common stock which is contingent upon shareholder approval of an increase in the number of shares available for grant under the 2011 Equity Compensation Plan (the “2011 Plan”). Mr. Boruff also earned 50,000 shares of restricted stock as incentive compensation due to the fact that the fiscal 2013 gross revenue benchmark included in his employment agreement was achieved.

Other Named Executive Officers

The Compensation Committee also assessed the performance of our other named executive officers. The performance of Mr. Voyticky, Mr. Miller, Mr. Hall, and Mr. Yost were evaluated as to the achievement of each of their performance objectives, which included financial, operational, and strategic metrics. For each named executive officer, the Compensation Committee considered the same revenue and Adjusted EBITDA metrics as set forth in the discussion above regarding Mr. Boruff's incentive compensation. Mr. Voyticky also had an additional metric considered, which was consistent with the performance metric for Mr. Boruff. In order for Mr. Voyticky to earn the performance component of his bonus, during fiscal 2013 the company's common stock would have needed to have outperformed the common stock of at least five of eight peers designated by the Compensation Committee.

Mr. Voyticky

As described later in this Annual Report, we are a party to an employment agreement with Mr. Voyticky. The compensation terms of this agreement include a base salary, an annual incentive opportunity, and a grant of stock options which are contingent on shareholder approval. The Compensation Committee, after meeting with Mr. Boruff and discussing his recommendations, awarded Mr. Voyticky certain incentive compensation for the just-completed fiscal year as described below.

The Compensation Committee had previously established a program under the terms of his employment agreement for Mr. Voyticky to receive a bonus up to 300% of his base salary as follows:

Revenue Metric	Adjusted EBITDA Metric	Performance Metrics
Minimum Threshold: ½ of 25% of $475,000 (target) = $59,375	Minimum Threshold: ½ of 25% of $475,000 (target) = $59,375	Beat 5 of 8 peers: $237,500
Target: 25% of $475,000 = $118,750	Target: 25% of $475,000 = $118,750	Beat 6 of 8 peers: $475,000
2x Target: 25% of $950,000 = $237,500	2x Target: 25% of $950,000 = $237,500	Beat 7 of 8 peers: $712,500
Beat 8 of 8 peers: $950,000

The revenue metric and Adjusted EBITDA metric which, if met, would have entitled Mr. Voyticky to certain incentive compensation were the same as those established for Mr. Boruff. As set forth above, neither the revenue metric nor the Adjusted EBITDA metric were met and Mr. Voyticky was not awarded any bonus in connection with those metrics.

In order to earn the performance component of Mr. Voyticky's bonus, during fiscal 2013 the company's common stock would have needed to have outperformed the common stock of at least five of eight peers designated by the Compensation Committee. If our common stock outperformed the common stock of more than five peers, then the performance component of the bonus would increase as set forth above. The peer companies were selected by the Compensation Committee prior to the end of the first fiscal quarter of 2013.

The company's common stock did not outperform the common stock of five or more of its peers. However, in recognition of the company's operational progress late in fiscal 2013, the Compensation Committee used its discretion to award Mr. Voyticky a bonus of $475,000, and a restricted stock grant of 100,000 shares of our common stock which is contingent upon shareholder approval of an increase in the number of shares available for grant under the 2011 Plan.

Mr. Miller

Mr. Miller was not a party to an employment agreement with us during fiscal 2013; therefore, any bonus which he may earn is at the discretion of the Compensation Committee. The revenue metric and Adjusted EBITDA metric which, if met, would have entitled Mr. Miller to certain incentive compensation were the same as those established for Mr. Boruff. These metrics were not met; however the Compensation Committee used its discretion to award Mr. Miller a cash bonus of $165,000 and a restricted stock grant of 60,000 shares of our common stock which is contingent upon shareholder approval of an increase in the number of shares available for grant under the 2011 Plan.

Mr. Hall

Mr. Hall was not a party to an employment agreement with us during fiscal 2013; therefore, any bonus which he may earn is at the discretion of the Compensation Committee. The revenue metric and Adjusted EBITDA metric which, if met, would have entitled Mr. Hall to certain incentive compensation were the same as those established for Mr. Boruff. These metrics were not met. Accordingly, Mr. Hall was not awarded an incentive bonus for fiscal 2013

Mr. Yost

As described later in this Annual Report, we were party to an employment agreement with Mr. Yost during fiscal 2013. The compensation terms of this agreement include a base salary, an annual incentive opportunity, and a grant of stock options which vest over thirty-six months subject to his continued employment with us. The revenue metric and Adjusted EBITDA metric which, if met, would have entitled Mr. Yost to certain incentive compensation were the same as those established for Mr. Boruff. These metrics were not met. Accordingly, Mr. Yost was not awarded an incentive bonus for fiscal 2013. However, in recognition of his exemplary performance during fiscal 2013, the Compensation Committee, after meeting with Mr. Boruff and discussing his recommendations, awarded Mr. Yost a cash bonus of $175,000 and a restricted stock grant of 35,000 shares of our common stock which is contingent upon shareholder approval of an increase in the number of shares available for grant under the 2011 Plan.

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

Grants of Stock Options at April 30, 2013

Messrs. Boruff, Voyticky, and Yost each hold options granted to them in connection with their hiring. Each of our named executive officers employed by us at the time was granted options on April 27, 2010, and on May 27, 2011. The grants received by Mr. Voyticky on these dates were in connection with his prior service on our Board of Directors, and as a consultant to us. Mr. Hall received certain warrants in connection with his sale of his membership interest in Cook Inlet Energy, LLC, to us in December 2009. These warrants are not listed below as they are not compensation issued in connection with Mr. Hall's employment, but rather the warrants were a component of the purchase price paid by us for the membership interest. Our named executives hold the following options to purchase our common stock, as of April 30, 2013:

	Vested Options		Unvested Options
Named Executive Officer	Total Shares	Price per Share	Total Shares	Price per Share
Scott M. Boruff	450,000	$5.94	—	$—
	50,000	6.53	—	—
	250,000	0.33	—	—
	1,250,000	6.00	1,250,000 (1)	6.00
	83,333	5.89	166,667 (2)	5.89
David J. Voyticky	200,000	5.94	—	—
	66,666	4.98	33,334 (3)	4.98
	50,000	5.89	100,000 (2)	5.89
	575,000	5.35	1,725,000 (4)	5.35
Deloy Miller	300,000	5.94	—	—
	50,000	6.53	—	—
	58,333	5.89	116,667 (2)	5.89
David M. Hall	100,000	5.94	—	—
	58,333	5.89	116,667 (2)	5.89
Kurt C. Yost	76,395	4.01	173,605 (5)	4.01

(1)	One half of these shares vest on December 23, 2013, and the remainder will vest on December 23, 2014.

(2)	One half of these shares vested on May 27, 2013, and the remainder will vest on May 27, 2014.

(3)	These shares vested on July 29, 2013.

(4)	One third of these shares vested on June 9, 2013. One third will vest on June 9, 2014, and the final third will vest on June 9, 2015.

(5)	These shares vest monthly on the 20th of each month over a total of 36 months.

New Grants of Stock Options In Fiscal 2014

Subsequent to our 2013 fiscal year end, in connection with our new executive compensation plan and new executive employment agreements, additional long term incentive awards were granted to our named executive officers under the 2014 Equity Compensation Program at the recommendation of the Compensation Committee. As required by the charter of the Compensation Committee, the 2014 Equity Compensation Program was voted on and approved by a subset of the members of the Compensation Committee who met the definition of “outside directors” for purposes of Section 162(m) of the Internal Revenue Code (the “Subcommittee”). The decisions of that Subcommittee were then approved by a vote of the Compensation Committee and later by a vote of the full Board.

Unlike previous grants, which simply vest over time contingent on the executive's continued employment with us, the new grants vest at certain stock price thresholds. The Board and Compensation Committee determined this structure strongly aligns rewards to our executives with the creation of substantial shareholder value.
Each named executive officer was granted options to acquire the number of shares of the Company's common stock set forth below, contingent upon shareholder approval of an increase in the number of shares available for grant under the 2011 Plan. The exercise price for these options is $5.21 per share (which was the closing price of the Company's common stock on the New York Stock Exchange on the date of the grant by the Board and the Compensation Committee).

Officer and Title	Number of Options to be Granted
Scott Boruff, Chief Executive Officer	3,000,000
David Voyticky, President and Acting Chief Financial Officer	3,000,000
Deloy Miller, Chairman	499,998
David Hall, Chief Operating Officer	499,998
Kurt Yost, Senior Vice President and General Counsel	300,000

These options will only be granted to the extent the Company's shareholders vote in favor of an amendment to the Company's 2011 Plan increasing the number of shares available for allotment under that 2011 Plan by more than 7.3 million share. The Compensation Committee retains the discretion to reduce these awards (its “Negative Discretion”) if issues should arise regarding legal, risk, safety, environmental and regulatory requirements, management's failure to maintain appropriate capitalization of the Company, excessive leverage within the Company or a failure to maintain adequate cash flow. In addition, these options will only vest if (i) the Company's average daily production for the fourth quarter of fiscal year 2014 is greater than 5,000 barrels of oil equivalent per day (using the ratio of one barrel of crude oil, condensate or natural gas liquids to six thousand cubic feet of natural gas) and (ii) the following pricing conditions are met:

1.	One-third of the options vest if the closing share price for the Company's common stock as reported on the New York Stock Exchange exceeds $8.00 for at least 20 trading days during fiscal year 2014.

2.
To the extent not previously vested under tranche 1 above, two-thirds of the options shall vest if the closing share price for the Company's common stock as reported on the New York Stock Exchange exceeds $10.00 for at least 20 trading days during fiscal year 2014.

3.
To the extent not previously vested under tranches 1 and 2 above, the options shall vest in full if the closing share price for the Company's common stock as reported on the New York Stock Exchange exceeds $12.00 for at least 20 trading days during fiscal year 2014.

The Compensation Committee determined that meeting these vesting thresholds will require a substantial effort on the part of the named executive officers and substantial growth in the value of the business in line with the best interests of the Company and the shareholders as well as recognition of those efforts by the markets.

V.    Other Compensation: Benefits, Change-in-Control Arrangements, and Employment Agreements

Executive Benefits and Perquisites

Our named executive officers are eligible for the same benefits made available to our other full-time employees, including our Section 401(k) plan, health care plan, life insurance plans, and other welfare benefit programs. Mr. Boruff and Miller also have the use of a company vehicle.

Employment Agreements In Effect During Fiscal 2013

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

Mr. Boruff's amended employment agreement provided for the following:

•	a base salary of $500,000 per annum,

•
an annual incentive opportunity with a target payout of 100% - 300% of his base salary, with the Compensation Committee required to set certain metrics that are significantly related to our business performance during the first quarter of the fiscal year.

•	10 year options to purchase 250,000 shares of our common stock at an exercise price per share of $0.33, all which have vested.

•	a restricted stock grant of 250,000 shares of common stock, all of which have vested, and

•	an option to purchase 2,500,000 shares of our common stock exercisable at $6.00 per share, 625,000 of which have vested and 1,875,000 shares which vest ratably on December 22, 2012, 2013, and 2014.

Under the original agreement, Mr. Boruff was entitled to receive certain incentive compensation in the form of cash and shares of our common stock based upon, and subject to, two performance benchmarks, gross revenue and Adjusted EBITDA (earnings before provision for income taxes, depreciation and amortization) as follows:

•
100% of his base salary and 100,000 shares of our common stock in the event that our gross revenues for fiscal 2009 (annualized beginning on the date of the agreement) were not less than $2,000,000 and Adjusted EBITDA for such period was not less than $200,000,

•
100% of his base salary and 100,000 shares of our common stock in the event that our gross revenues for fiscal 2010 are not less than $4,000,000 and Adjusted EBITDA for such period was not less than $400,000,

•
100% of his base salary and 100,000 shares of our common stock in the event that our gross revenues for fiscal 2011 are not less than $8,000,000 and Adjusted EBITDA for such period was not less than $800,000,

One half of each element of incentive compensation was earned if the gross revenue benchmark is achieved, and the other half of each element is earned if the Adjusted EBITDA benchmark is achieved.  Mr. Boruff earned the incentive compensation for each of fiscal 2009, fiscal 2010, and fiscal 2011.  The equity portion of the incentive awards earnable by Mr. Boruff for fiscal 2011, 2012 and 2013 were not changed by the December 2010 amendment to his employment agreement.  For fiscal 2011, the present value of the cash portion of the annual incentive award earnable as set forth above was estimated to be approximately $260,000 and was paid when he entered into the December 2010 amendment to his employment agreement.

The cash portion of the annual incentive award earnable for fiscal 2012 and fiscal 2013 was amended as part of the December 2010 amendment to his employment agreement.  However, the following restricted stock grants remained:

•	100,000 shares of our common stock in the event that our gross revenues for fiscal 2012 are not less than $16,000,000 and Adjusted EBITDA for such period was not less than $1,600,000, and

•	100,000 shares of our common stock in the event that our gross revenues for fiscal 2013 are not less than $30,000,000 and Adjusted EBITDA for such period was not less than $3,000,000.

Mr. Boruff earned one half of the incentive compensation for fiscal 2012 as the gross revenue benchmark was achieved but the Adjusted EBITDA target was not. Using its discretion, the Compensation Committee awarded the full 100,000 shares of restricted stock as incentive compensation to Mr. Boruff for fiscal 2012.

Mr. Boruff earned one half of the incentive compensation for fiscal 2013 as the gross revenue benchmark was achieved but the Adjusted EBITDA target was not. Using its discretion, the Compensation Committee awarded the full 100,000 shares of restricted stock as incentive compensation to Mr. Boruff for fiscal 2013. Of the 100,000 shares of restricted stock granted, 50,000 shares of restricted stock are contingent upon shareholder approval of an increase in the number of shares available for grant under the 2011 Plan.

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

•
The Board of Directors or Compensation Committee will specify the performance goals to be achieved as a condition to earning and payout of the target annual incentive and maximum annual incentive, and for other specified levels of payout of the annual incentive opportunity; provided, however that:

•
the performance goals will be based on performance determined by the Board of Directors or Compensation Committee to be significantly related to our business performance (which may include Adjusted EBITDA), revenues, operating income, stock price or total shareholder return, measures of production, return on capital, or other measures specified by the Board of Directors or Compensation Committee, and

•
the performance goal corresponding to the target annual incentive will be at a level determined by the Board of Directors or Compensation Committee to have at least an approximately even chance of being achieved for the fiscal year.

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

In lieu of an automobile allowance, we provide Mr. Boruff with the use of a company vehicle. The employment agreement, as amended, also provides that Mr. Boruff is entitled to participate in the employee benefit plans, programs and arrangements we have in effect during the employment term which are generally available to our senior executives. The agreement, as amended, also contains indemnification, confidentiality and non-solicitation clauses.

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

Employment Agreement with Mr. Voyticky
On June 9, 2011, the Board of Directors appointed Mr. Voyticky as our President. We entered into an Employment Agreement with Mr. Voyticky with an initial term of two years that will automatically renew for successive one year periods unless it is not renewed upon 60 days written notice by either us or Mr. Voyticky. Under the agreement, Mr. Voyticky receives an annual base salary of $475,000, and received a stock option grant of 2,300,000 shares at an exercise price of $5.35 per share vesting over four years, which is contingent upon continued service to us.  In addition, Mr. Voyticky receives an annual incentive opportunity to be determined each year by the Compensation Committee of the Board of Directors which will range between 100% to 300% of Mr. Voyticky's base salary, subject to the same requirements as set forth above in the disclosure for Mr. Boruff's employment agreement. Under the terms of his original Employment Agreement, Mr. Voyticky is entitled to work from time to time in the State of California in a space established by the Company. Mr. Voyticky receives the same benefits that all of our employees receive with respect to health and life insurance.  In lieu of an automobile allowance, we provide Mr. Voyticky with use of a company vehicle.
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

Sale Agreement with Mr. Hall

In the sale agreement executed in December 2009 by David Hall for the sale of his membership interest in Cook Inlet Energy, LLC, we promised Mr. Hall that he would retain his position for the next three years. In the event that we were to terminate his employment, except for cause, we would be required to pay him one and one-half his base salary in a lump sum cash payment as severance. In the event of a sale of either Cook Inlet Energy, LLC or Miller, we would also be required to make this payment. These provisions expired in December 2012.

Employment Agreement with Mr. Yost

On May 20, 2012, the Board of Directors appointed Mr. Yost as our Senior Vice President and General Counsel. We entered into an employment agreement with him with an initial term of one year that will automatically renew for successive one year periods unless it is not renewed upon 60 days written notice by either us or Mr. Yost. Under the agreement, Mr. Yost receives an annual base salary of $175,000, and received a stock option grant of 250,000 shares at an exercise price of $4.01 vesting over 36 months, which is contingent upon continued service to us. In addition, Mr. Yost receives an annual incentive opportunity to be determined each year by the Compensation Committee of the Board of Directors. Mr. Yost receives the same benefits that all of our employees receive with respect to health and life insurance.

We did not consult with any experts of other third parties in determining the terms of Mr. Yost's employment agreement.

The agreement with Mr. Yost may be terminated by us for cause, as defined in the agreement, or upon his death or disability, or for no cause. If we should terminate the agreement for cause, or Mr. Yost should terminate the agreement for any reason or if the agreement is not renewed, he is only entitled to receive his base salary through the date of termination. The agreement contains a maximum severance amount of one year's salary, which is only payable in the case of termination without cause. Upon a termination of employment because of a change in control of the Company, Mr. Yost will be paid an amount equal to his annualized salary that he is then earning (plus payment for any accrued, but unused vacation days), reduced to present value, as set forth in Section 280G of the Internal Revenue Code, payable in a lump-sum payment upon the closing of the change in control.

Severance, Retirement, and Change-in-Control Arrangements

At April 30, 2013, we were party to employment agreements with Mr. Boruff, Mr. Voyticky, and Mr. Yost which contain change of control provisions as described above.

Each of our named executive officers has received grants under the 2010 Stock Option Plan and/or the 2011 Stock Option Plan. The consequences of retirement, termination of employment, death, disability, and a change in control for each of those plans are described below. Any options or stock awards which were not awarded pursuant to a plan are governed by the terms of the applicable stock option agreement.

Employment Agreements In Effect Subsequent to the End of Fiscal 2013

In July 2013, we conducted an analysis of our executive compensation program and entered into new employment agreements with each of our named executive officers. Those agreements are substantially similar with respect to their terms, differing only with respect to base salary level, incentive compensation, car allowances, and certain non-compete provisions. The salary levels are set forth above in Section III, under the heading “Base Salaries.” The employment agreements contain the following material terms:

•
The terms of the Agreements are for one year, subject to earlier termination for Cause, upon death or Disability, voluntarily by the Executive, by the Company without Cause or upon a Change in Control. The Agreements do not auto-renew.

•
If an Executive's Agreement is terminated for Cause, or voluntarily by that Executive, the Company is only obligated to pay the Executive's Base Salary accrued, but not paid, through the date of termination.

•
If an Executive's Agreement is terminated as a result of the death or Disability of that Executive, the Company is only obligated to pay the Executive's Base Salary accrued, but not paid, through the date of termination and a pro rata payment of the Executive's Incentive Bonus under the 2014 Cash Bonus Program.

•
If an Executive's Agreement is terminated by the Company without Cause, the Executive would receive his Base Salary paid in accordance with the Company's normal payroll practices through the remainder of the one year term of his Agreement, and a pro rata payment of the Incentive Bonus earned under the 2014 Cash Bonus Program. The severance payments are contingent upon the execution of a satisfactory release by the Executive in favor of the Company.

•
If an Executive's Agreement is terminated by the Company without Cause after a Change in Control, or in the 90 days prior to a Change in Control upon the request of the acquiror, the Executive would receive, in lieu of the amount that would be otherwise payable upon a termination by the Company without Cause (immediately above), a lump sum payment of 2.00 multiplied by his annualized Base Salary. The Executive would also receive his Incentive Bonus under the 2014 Cash Bonus Program, without pro ration, earned for the year. In the Agreements, “Change in Control” is defined as the acquisition by any individual or entity (or group(s) thereof acting together), which is not a beneficial owner of any of the Company's securities as of the date of the agreement of beneficial ownership of securities of the Company representing greater than 50% of the combined voting power of the Company's then outstanding voting securities.

•
Messrs. Boruff, Voyticky, Miller, and Hall have each agreed to one year non-competition and non-solicitation restrictions after the termination of their Agreements. Mr. Yost has agreed to similar restrictions, however, as an attorney, under the Tennessee Rules of Professional Responsibility, he is limited in his ability to agree to restrictions which prohibit the practice of law.

•
Each Executive receives no less than four weeks of vacation time. Messrs. Boruff, Voyticky, and Miller each receive a $1,000 per month car allowance or, at the Company's discretion the use of a Company-owned vehicle. At this time, the Company has elected to provide a vehicle for their use in lieu of such allowance.

The agreements contain two incentive compensation programs: the Cash Incentive Bonus Program, and the Equity Bonus Program. The details of the Equity Bonus Program are set forth above at the end of Section IV under “New Stock Option Grants in Fiscal 2014.” The Cash Incentive Bonus Program is a cash bonus program for our named executive officers which builds on our past practice of designating certain peer companies against whose common stock we measure our common stock's performance.

If the conditions to payment are satisfied, each participant in the 2014 Cash Bonus Program shall be entitled to receive a cash bonus equal to a percentage of his base salary for fiscal year 2014. The amount of bonus payable under the 2014 Cash Bonus Program will depend upon the extent to which the closing share price for the Company's common stock as reported on the New York Stock Exchange for the period beginning on May 1, 2013 through April 30, 2014, outperforms, on an annual return basis, the share price for the common stock of the Peer Companies (defined below) over that same time period.

“Peer Companies” means publicly-traded companies included in the SunTrust Small Cap Index, but excluding any companies on that list which cease to be publicly traded on or before April 30, 2014. “SunTrust Small Cap Index” shall mean the list of oil and natural gas exploration and production companies with a market capitalization of less than $1 billion as prepared by SunTrust Robinson Humphrey in their S&P Sector Comparison as of July 15, 2013. We select this peer group for compensation analysis because it represents the most probable competitors to Miller in the market for executive talent.

The bonus payments made under the 2014 Cash Bonus Program will be determined as follows:

	Percentage of Peer Companies on the SunTrust Small Cap Index that the Company outperforms from May 1, 2013 through April 30, 2014
	55% or fewer	Greater than 55% up to 65%	Greater than 65% up to 75%	Greater than 75% up to 80%	Greater than 80% up to 90%	Greater than 90%
Officer and Title	Bonus Payable Under the 2014 Cash Bonus Program (as a percentage of base salary for fiscal year 2014)
Scott Boruff, Chief Executive Officer	0%	50%	100%	150%	250%	300%
David Voyticky, President and Acting Chief Financial Officer	0%	50%	100%	150%	250%	300%
Deloy Miller, Chairman	0%	50%	75%	100%	125%	150%
David Hall, Chief Operating Officer	0%	50%	60%	100%	125%	150%
Kurt Yost, Senior Vice President and General Counsel	0%	50%	60%	100%	125%	150%

The Compensation Committee retains the discretion to reduce payments made under the 2014 Cash Bonus Program based upon the Company's regulatory compliance, safety and environmental record and the Company's cost of capital and capital structure.

As required by the charter of the Compensation Committee, the 2014 Cash Compensation Program was voted on and approved by a Subcommittee. The decisions of that Subcommittee were then approved by a vote of the Compensation Committee and later by a vote of the full Board. Payments will not be made under the 2014 Cash Bonus Program unless the following conditions are satisfied: (i) the closing price of the Company's common stock on the New York Stock Exchange on April 30, 2014 must be $7.60 or greater and (ii) the Company's average daily production for the fourth quarter of fiscal year 2014 must be greater than 5,000 barrels of oil equivalent per day (using the ratio of one barrel of crude oil, condensate or natural gas liquids to six thousand cubic feet of natural gas). The Compensation Committee retains its Negative Discretion to reduce these cash awards. Except as disclosed below, a participant must be employed by the Company on April 30, 2014 in order to receive a bonus under the 2014 Cash Bonus Program or the 2014 Equity Bonus Program (as defined below).

The Compensation Committee adopted the compensation program for Mr. Boruff, and recommended the compensation program for the remaining executive officers to the Board on July 29, 2013. The Board subsequently adopted the compensation programs for Mr. Voyticky, Mr. Miller, Mr. Hall, and Mr. Yost later in the same session.

Voting on the Compensation Plan for the Named Executive Officers

The Compensation Committee had voted to approve a prior proposed compensation package on or about July 19, 2013 (the “July 19 Proposal”).  However, subsequently, internal and external counsel determined that this earlier plan would not have been compliant with Section 162(m) of the Internal Revenue Code (as the performance-based elements of it were not all duly passed on by the Subcommittee) and was not fully effective under the charter of the Compensation Committee and the Company's Bylaws (and, in addition, Mr. Boruff's proposed employment agreement was not then effective).  In order to consider and approve a revised plan in compliance with Section 162(m) and in light of General McPeak's unavailability due to overseas travel, it was necessary to add an additional director who would qualify as an “outside director” for 162(m) purposes.
On July 25, 2013, the Board expanded the size of the Board to ten directors and elected Marceau Schlumberger to the Board.  Mr. Schlumberger was appointed to the Compensation Committee and was immediately provided materials for review prior to a meeting of the Compensation Committee on July 29, 2013.  At this meeting, the Compensation Committee revisited the compensation package and developed a revised compensation plan (the “July 29 Plan”).  The July 29 Plan included the incentive payments, option grants and base salaries for the named executive officers for fiscal 2014 as described above and elsewhere in this Annual Report.

The Compensation Committee approval of the July 29 Plan was not unanimous. General McPeak was out of the country and did not participate in the July 29 meeting.  Although General McPeak voted in favor of the July 19 Proposal, he did not approve of certain changes in the July 29 Plan which he did not have an opportunity to vote on. In later meetings of the Compensation Committee, he noted his objections to the July 29 Plan, in particular objecting to the compensation for Mr. Voyticky, the cost of the options to be issued under the July 29 Plan and their potentially dilutive effect.

Although many features of the July 19 Proposal were carried forward into the July 29 Plan, there were several significant differences which arose based on additional negotiations with management.  The terms of the July 19 Proposal, which was ultimately not entered into by the Company, are discussed in more detail below.

Proposed Base Salaries for FY 2014

Under the July 19 Proposal, the named executive officers would have received the following salaries:

Scott M. Boruff: $795,000
David Voyticky: $475,000
Deloy Miller: $300,000
David M. Hall: $300,000
Kurt C. Yost: $250,000

Proposed Cash Incentive Compensation for FY 2014

Under the July 19 Proposal, the cash bonus incentive compensation would have been structured as a percentage of the base salary of the named executive officer earned if the Company's stock price outperformed, on a percentage basis, the share price for the common stock of a certain percentage of the Peer Companies, as follows.

	Proposed Percentage of Peer Companies on the SunTrust Small Cap Index that the Company outperforms from May 1, 2013 through April 30, 2014
	55% or fewer	Greater than 55% up to 65%	Greater than 65% up to 75%	Greater than 75% up to 80%	Greater than 80% up to 90%	Greater than 90%
Officer and Title	Bonus Payable Under the 2014 Cash Bonus Program (as a percentage of base salary for fiscal year 2014)
Scott Boruff, Chief Executive Officer	0%	50%	100%	150%	250%	300%
David Voyticky, President and Acting Chief Financial Officer	0%	50%	100%	150%	250%	300%
Deloy Miller, Chairman	0%	50%	75%	100%	125%	150%
David Hall, Chief Operating Officer	0%	50%	60%	100%	125%	150%
Kurt Yost, Senior Vice President and General Counsel	0%	50%	60%	100%	125%	150%

Under the July 19 Proposal, if the Company's common stock price were to have fallen below $4.00 per share or lower by April 30, 2014, no cash bonuses could have been paid to any named executive officer. Under the July 29 Plan, the Company's closing stock price has to be $7.60 or higher on April 30, 2014, the Company's average daily production for the fourth quarter of fiscal 2014 has to exceed 5,000 barrels of oil equivalent in order for cash bonuses to be paid and the Compensation Committee must agree not to use its Negative Discretion.

Proposed Equity Long Term Incentive Compensation for FY 2014

Under the July 19 Proposal, each of the named executive officers would have been granted a 2-year option to purchase the Company's common stock at an exercise price of $5.00 per share. Just as with the July 29 Plan, this grant would have been subject to shareholder approval of an increase in the number of shares available under the Company's 2011 Plan. If these options do not vest in the relevant named executive officer on or before April 30, 2014, they terminate.

The number of options included in the July 19 Proposal were the same as those ultimately approved under the July 29, Plan except that David Voyticky would have received an option to acquire only 1,000,000 shares rather than 3,000,000.

Officer and Title	Number of Options to be Granted under the July 19 Proposal
Scott Boruff, Chief Executive Officer	3,000,000
David Voyticky, President and Acting Chief Financial Officer	1,000,000
Deloy Miller, Chairman	499,998
David Hall, Chief Operating Officer	499,998
Kurt Yost, Senior Vice President and General Counsel	300,000

Under the July 19 Proposal, as under the July 29, Plan:

•
one-third of the options would have vested on the earliest date on which the closing share price for the Company's common stock as reported on the New York Stock Exchange exceeded $8.00 for at least 20 trading days during the 2014 fiscal year

•
another one-third would have vested if the closing share price for the Company's common stock as reported on the New York Stock Exchange shall exceed $10.00 for at least 20 trading days during the 2014 fiscal year

•
the final one-third would have vested if the closing share price for the Company's common stock as reported on the New York Stock Exchange shall exceed $12.00 for at least 20 trading days during the 2014 fiscal year.

Under the July 29 Plan, long term incentive compensation can only be awarded if the Company's production exceeds 5,000 barrels of oil equivalent during the fourth quarter of fiscal 2014, but under the July 19 Proposal, this condition would not have applied.

Comparison of the July 19 Proposal against the July 29 Plan.

The following table compares the terms of the July 19 Proposal against the July 29 Plan:

July 19 Proposal		July 29 Plan
Base Salaries		Base Salaries
●	Scott Boruff - $795,000	●	Scott Boruff - $795,000
●	David Voyticky - $475,000	●	David Voyticky - $750,000
●	Deloy Miller - $300,000	●	Deloy Miller - $375,000
●	David Hall - $300,000	●	David Hall - $375,000
●	Kurt Yost - $250,000	●	Kurt Yost - $300,000
Cash Incentive Compensation		Cash Incentive Compensation
The same peer group and same percentages of base salaries applied under the July 19 Proposal and the July 29 Plan. To the extent base salaries are lower under the July 19 Proposal than under the July 29 Plan, the bonus levels under the July 19 Proposal would have been proportionately lower, as amounts awarded were to be based on a percentage of base salary.

The same peer group and same percentages of base salaries applied under the July 19 Proposal and the July 29 Plan. To the extent base salaries are higher under the July 29 Plan than under the July 19 Proposal, the bonus levels under the July 29 Plan will be proportionately higher, as amounts awarded are to be based on a percentage of base salary.

Under the July 19 Proposal, incentives would be paid based on outperforming (in the matter described above) the following percentage of our Peer Companies		Under the July 29 Plan, incentives will be paid based on outperforming (in the matter described above) the following percentage of our Peer Companies
●	55% - 65%	●	55% - 65%
●	65% - 75%	●	65% - 75%
●	75% - 85%	●	75% - 80%
●	85% - 95%	●	80% - 90%
●	>95%	●	>90%
Restrictions: If the Company's common stock price were to have fallen below $4.00 per share or lower by April 30, 2014, no cash bonuses would have been paid to any named executive officer
Restrictions: No cash bonuses will be paid to any named executive officer unless: (i) the closing price of the Company's common stock on the NYSE on April 30, 2014 must be $7.60 or greater and (ii) the Company's average daily production for the fourth quarter of fiscal year 2014 must be greater than 5,000 barrels of oil equivalent per day (using the ratio of one barrel of crude oil, condensate or natural gas liquids to six thousand cubic feet of natural gas).

Equity Long Term Incentive Compensation		Equity Long Term Incentive Compensation
Each of the named executive officers would have been granted a 2-year option to purchase the Company's common stock at an exercise price of $5.00 per share, subject to shareholder approval of an increase in the number of shares available under the Company's 2011 Plan.

Each of the named executive officers was granted a 2-year option to purchase the Company's common stock at an exercise price of $5.21 per share, subject to shareholder approval of an increase in the number of shares available under the Company's 2011 Plan.

The option would have vested in thirds on the earliest date on which the closing share price for the Company's common stock as reported on the NYSE exceeded the following prices for at least 20 trading days during the 2014 fiscal year: $8.00, $10.00, and $12.00, respectively.

The option will vest in thirds on the earliest date on which the closing share price for the Company's common stock on the NYSE exceeds the following prices for at least 20 trading days during the 2014 fiscal year: $8.00, $10.00, and $12.00, respectively.

Each of the named executive officers would have been granted the following number of option:		Each of the named executive officers were granted the following number of options:
●	Scott Boruff - 3,000,000	●	Scott Boruff - 3,000,000
●	David Voyticky - 1,000,000	●	David Voyticky - 3,000,000
●	Deloy Miller - 499,998	●	Deloy Miller - 499,998
●	David Hall - 499,998	●	David Hall - 499,998
●	Kurt Yost - 300,000	●	Kurt Yost - 300,000
Restrictions: Options awards are subject to Negative Discretion and will only vest if the Company's daily production exceeds 5,000 barrels of oil equivalent during the fourth quarter of fiscal 2014.

Severance, Retirement, and Change-in-Control Arrangements

Subsequent to April 30, 2013, we are party to employment agreements with Mr. Boruff, Mr. Voyticky, Mr. Miller, Mr. Hall, and Mr. Yost which contain change of control provisions as described above in this Section V under “Employment Agreements In Effect Subsequent to the End of Fiscal 2013.”

    Each of our named executive officers has received grants under the 2010 Stock Option Plan and/or the 2011 Stock Option Plan. The consequences of retirement, termination or employment, death, disability, and a change in control for each of those plans are described below. Any options or stock awards which were not awarded pursuant to a plan are governed by the terms of the applicable stock option agreement.

Tax/Accounting Treatment of Compensation

Under Section 162(m) of the Internal Revenue Code, we may not be able to deduct as compensation expense amounts in excess of $1 million paid in one year to certain of our named executive officers. Certain performance-based compensation approved by our shareholders is not subject to this deduction limit. Generally, in structuring compensation for our named executive officers, we consider whether a form of compensation will be deductible; however, other factors as discussed above may be of greater importance than preserving deductibility for a particular form of compensation. Awards under the 2011 Plan may qualify as performance based compensation for purposes of Section 162(m). In fiscal 2013, the compensation awarded to Mr. Boruff did not qualify as performance based compensation for purposes of Section 162(m).

In accordance with ASC Topic 718, we measure the fair value of stock awards, including those granted under the incentive plan, based on the market price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends. The compensation expense for these awards is amortized over their applicable vesting period on a straight-line basis.

Executive Compensation Recovery Policy

We do not currently have an executive compensation recovery policy besides what is required by law.

Stock Ownership Guidelines

We have not yet set stock ownership guidelines for our directors and named executive officers.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report for fiscal 2013.

Submitted by the Compensation Committee of the Board of Directors:

August 28, 2013
COMPENSATION COMMITTEE MEMBERS:
General Merrill A. McPeak
Gerald E. Hannahs, Jr. [1]
Marceau Schlumberger [1]
Charles M. Stivers [1]

1 Member on the date the Compensation Committee Report was approved.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2013, General McPeak, the Chairman of our Compensation Committee, served as interim CEO of Genesis Biopharma, Inc. Until mid-August, 2013, Mr. David Voyticky, our President and Acting CFO, was also a member of Genesis Biopharma's Board of Directors.

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

Summary Compensation Table

The following table summarizes all compensation recorded by us in fiscal 2013 for:

•	our principal executive officer or other individual acting in a similar capacity,

•	our principal financial officer or other individual acting in a similar capacity,

•
our two most highly compensated executive officers other than our principal executive officer and principal financial officer who were serving as executive officers at April 30, 2013 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934, and

•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at April 30, 2013.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.” The value attributable to any option awards in the following table is computed in accordance with ASC Topic 718. The value of the securities issued reflects the aggregate grant date fair value computed in accordance with ASC Topic 718 assuming the following weighted averages:

	2013	2012	2011
Expected term (years)	5.8	4.4	3.5
Volatility	86.0%	83.8%	73.3%
Discount rate - bond equivalent rate	0.90%	1.28%	1.36%
Dividend rate	—	—	—

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	OPTION AWARDS ($)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	NON-QUALIFIED COMPENSATION EARNINGS ($)	ALL OTHER COMPENSATION ($)	TOTAL ($)
Scott M. Boruff[1]	2013	500,000	500,000	16,500	—			12,745	1,029,245
	2012	500,000	118,000	1,123,000	1,013,009	—	—	12,475	2,766,484
	2011	341,146	1,084,047	888,875	5,302,161	—	—	12,704	7,628,933
David J. Voyticky[2]	2013	475,000	475,000	—	—			—	950,000
	2012	420,193	250,000	1,131,650	7,964,796			300,000	10,066,639
Deloy Miller[3]	2013	205,000	165,000	—	—	—	—	5,635	375,635
	2012	204,904	—	275,000	709,106	—	—	6,375	1,195,385
	2011	200,000	60,000	—	—			1,277	261,277
David Hall[4]	2013	205,000	—	—	—	—	—	—	205,000
	2012	204,904	—	308,858	709,106	—	—	—	1,222,868
	2011	195,000	56,000	—	—			—	251,000
Kurt C. Yost[5]	2013	166,539	175,000	9,780	707,763	—	—	—	1,059,082

–––––––––––––––––

[1]
Mr. Boruff has served as our Chief Executive Officer since August 2008 and the terms of his compensation are set forth in his employment agreement which is described earlier in this Annual Report. The value of stock awards and option awards in fiscal 2013, fiscal 2012, and fiscal 2011 represents the value of restricted stock awards and option grants made to him under the terms of his employment agreement and other grants made by the Compensation Committee. All other compensation for fiscal 2013, fiscal 2012 included personal use of Company provided vehicle of $12,745 and $12,475. Other compensation for fiscal 2011 included an auto allowance of $1,000 per month plus $704 of compensation derived from personal use of a company vehicle. The amount of Mr. Boruff's compensation excludes fees paid to Dimirak Securities Corporation, a broker-dealer and member of FINRA, under the terms of a Marketing Agreement. Mr. Boruff was a director and owner of 49% of Dimirak Securities Corporation and, in such position, had an economic interest in the amounts we paid to that firm, but he has since sold that ownership interest. See our disclosure under Certain Relationships and Related Transactions and Director Independence appearing later in this Annual Report. For fiscal 2013, Mr. Boruff was also awarded a discretionary bonus of 50,000 shares of restricted stock that is contingent upon shareholder approval of an increase in the number of shares available for grant under the 2011 Plan.

[2]
Mr. Voyticky has served as our President since June 2011 and our Acting Chief Financial Officer since September 2011. Prior to his appointment as our President, Mr. Voyticky was a member of our Board of Directors. The terms of his compensation are set forth in his employment agreement which is described earlier in this Annual Report. The value of option awards in fiscal 2013 and 2012 represents the value of restricted stock awards and option grants made to him under the terms of his employment agreement and other grants made by the Compensation Committee. After his appointment to the board, but prior to his appointment as President, Mr. Voyticky served as a consultant to us. The amount of Mr. Voyticky's other compensation also includes $50,000 of fees paid and a $250,000 bonus to Matrix Group, LLC for work performed for us as a consultant in fiscal 2012. For fiscal 2013, Mr. Voyticky was also awarded a discretionary bonus of 100,000 shares of restricted stock that is contingent upon shareholder approval of an increase in the number of shares available for grant under the 2011 Plan.

[3]
Mr. Miller served as our Chief Executive Officer from December 1997 to August 2008 and our Chief Operating Officer until July 2013. He is currently our Executive Chairman. All other compensation included $5,635, $6,375, and $1,277 of compensation derived from personal use of a company vehicle in fiscal 2013, fiscal 2012, and fiscal 2011, respectively, as valued on the basis of the aggregate incremental cost to us and calculated per applicable annual lease value table rates. The value of stock awards and option awards in fiscal 2013, fiscal 2012, and fiscal 2011 represents the value of restricted stock awards and option grants made to him by the Compensation Committee. For fiscal 2013, Mr. Miller was also awarded a discretionary bonus of 60,000 shares of restricted stock that is contingent upon shareholder approval of an increase in the number of shares available for grant under the 2011 Plan.

[4]
Mr. Hall is our Chief Operating Officer and the Chief Executive Officer of our subsidiary, Cook Inlet Energy, LLC. The value of stock awards and option awards in fiscal 2013, fiscal 2012, and fiscal 2011 represents the value of restricted stock awards and option grants made to him by the Compensation Committee.

[5]
Mr. Yost has served as our Senior Vice President and General Counsel since May 20, 2012. The terms of his compensation are set forth in his employment agreement which is described earlier in this Annual Report. The value of stock awards and option awards in fiscal 2013 represents the value of restricted stock awards and option grants made to him under the terms of his employment agreement and other grants made by the Compensation Committee. For fiscal 2013, Mr. Yost was also awarded a discretionary bonus of 35,000 shares of restricted stock that is contingent upon shareholder approval of an increase in the number of shares available for grant under the 2011 plan.

Grants of Plan-Based Awards

The following table provides information concerning each grant of an award made to a named executive officer during fiscal 2013.

	GRANTS OF PLAN-BASED AWARDS
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units	All Other Option Awards: Number of Securities Underlying Options
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold	Target	Maximum			Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Scott M. Boruff	7/3/2012							176,754	—	$4.99	$882,002
	7/3/2012							100,000	—	4.99	499,000
David J. Voyticky	7/3/2012							150,301	—	4.99	750,002
	7/3/2012							85,000	—	4.99	381,650
Deloy Miller	7/3/2012							55,110	—	4.99	274,999
David M. Hall	7/3/2012							65,000	—	4.99	324,350
Kurt C. Yost	5/20/2012							—	250,000	4.99	707,763
	7/3/2012							1,960	—	4.99	9,780

Outstanding Equity Awards at Fiscal Year-End
The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of April 30, 2013:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options, Exercisable	Number of Securities Underlying Unexercised Options, Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested	Market Value of Shares or Units of Stock that have Not Vested ($) [1]	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested ($) [1]
Scott M. Boruff	250,000	—	—	0.33	8/1/2018	—	—	—	—
	450,000	—	—	5.94	4/27/2020	—	—	—	—
	50,000	—	—	6.53	4/27/2015	—	—	—	—
	1,250,000	1,250,000	—	6.00	12/22/2015	—	—	—	—
	833,333	166,667	—	5.89	5/27/2021	—	—	—	—
	—	—	—	—	—	100,000	380,000	—	—
David J. Voyticky [2]	200,000	—	—	5.94	4/27/2020	—	—	—	—
	66,666	33,334	—	4.98	7/29/2020	—	—	—	—
	50,000	100,000	—	5.89	5/27/2021	—	—	—	—
	575,000	1,725,000	—	5.35	6/9/2016	—	—	—	—
	—	—	—	—	—	85,000	323,000	—	—
Deloy Miller	300,000	—	—	5.94	4/27/2020	—	—	—	—
	50,000	—	—	6.53	4/27/2015	—	—	—	—
	58,333	116,667	—	5.89	5/27/2021	—	—	—	—
David M. Hall [3]	100,000	—	—	5.94	4/27/2020	—	—	—	—
	58,333	116,667	—	5.89	5/27/2021	—	—	—	—
	—	—	—	—	—	65,000	247,000	—	—
Kurt C. Yost	76,395	173,605	—	4.01	5/20/2022	—	—	—	—
	—	—	—	—	—	1,960	744	—	—
–––––––––––––––––

[1]	Based upon the closing price of our common stock of $3.80 on April 30, 2013.

[2]
The awards of options to purchase 200,000 shares of our common stock at $5.94, 100,000 shares of our common stock at $4.98, and 150,000 shares of our common stock at $5.89 were made while Mr. Voyticky was a member of our Board of Directors and not an employee.

[3]
Mr. Hall's options exclude certain warrants received in connection with his sale of his membership interest in Cook Inlet Energy, LLC, to us in December 2009. These warrants are not listed above as they are not compensation issued in connection with Mr. Hall's employment but rather the warrants were a component of the purchase price paid by us for the membership interest.

Option Exercises and Stock Vested

The following table provides information on each exercise of a stock option and each vesting of stock during fiscal 2013 for the named executive officers.

	OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Scott M. Boruff	—	—	180,879	$898,750
David J. Voyticky	—	—	315,334	1,420,002
Deloy Miller	—	—	55,110	274,999
David M. Hall	—	—	—	—
Kurt C. Yost	—	—	—	—

Director Compensation

Executive officers of our company or its subsidiaries who are also members of the Board of Directors do not receive any compensation specifically for their services as directors.
On May 27, 2011, the board adopted a compensation policy for its outside directors, consisting of certain cash payments and an annual grant of an option to purchase 40,000 shares of our common stock at a price equal to the price at the close of business on the date of award, vesting in one year. The compensation is comprised of an annual retainer of $20,000, and a per board meeting payment of $1,000. An outside director is also paid $500 for attendance at a committee meeting, and $500 for telephonic attendance of a board or committee meeting. Instead of the $20,000 retainer, our lead independent director receives a $30,000 annual retainer. The chairman of each of our committees receives an additional retainer as follows: Audit, $7,500; Compensation, $5,000; and Nominating and Corporate Governance, $2,500.
The following table provides information about compensation paid to our non-employee directors during fiscal 2013 for their services as directors. The value of the securities issued reflects the aggregate grant date fair value computed in accordance with ASC Topic 718. While options were granted to these individuals as described below, because not all of these options have vested by the end of fiscal 2013 and the grant is subject to continued board service, under generally accepted accounting principles, we recognize compensation expense for these grants over the vesting period.

Name [1]	Fees Paid or Earned in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Herman E. Gettelfinger [2]	$27,000	$—	$104,583	$—	$—	$—	$131,583
Jonathan S. Gross [3]	9,625	—	—	—	—	—	9,625
Gerald E. Hannahs, Jr. [4]	21,875	—	269,895	—	—	—	291,770
Merrill A. McPeak [5]	46,500	—	104,583	—	—	—	151,083
Charles M. Stivers [6]	30,500	—	104,583	—	—	—	135,083
Don A. Turkleson [7]	38,000	—	104,583	—	—	—	142,583
———————————————

[1]	Mr. Gross resigned from the Board on July 20, 2012. Mr. Hannahs was appointed to the Board on July 26, 2012. Mr. Schlumberger joined the Board subsequent to the end of fiscal 2013.

[2]	Mr. Gettelfinger was granted options to purchase an aggregate of 40,000 shares of our common stock at an exercise price of $3.84 per share on July 26, 2012, with a one year vesting schedule.

[3]	Mr. Gross resigned from the board and his stock options terminated in accordance with their own terms.

[4]	Mr. Hannahs was granted options to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $3.84 vesting over three years on July 26, 2012.

[5]	General McPeak was granted options to purchase an aggregate of 40,000 shares of our common stock at an exercise price of $3.84 per share on July 26, 2012, with a one year vesting schedule.

[6]	Mr. Stivers was granted options to purchase an aggregate of 40,000 shares of our common stock at an exercise price of $3.84 per share on July 26, 2012, with a one year vesting schedule.

[7]	Mr. Turkleson was granted options to purchase an aggregate of 40,000 shares of our common stock at an exercise price of $3.84 per share on July 26, 2012, with a one year vesting schedule.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of April 30, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Plans approved by our shareholders:
Miller Petroleum, Inc. Stock Plan	2,985,000	$5.85	15,000
Miller Petroleum, Inc. 2011 Equity Compensation Plan	7,015,000	5.58	1,235,000
Warrants granted to employee in January 2010	100,000	2.00	—
Non-plan options granted to employees in February 2010	150,000	2.52	—
Non-plan options granted pursuant to employment agreement with Scott M. Boruff	250,000	0.33	—

Miller Petroleum, Inc. Stock Plan

In April 2010 our Board of Directors authorized the Miller Petroleum, Inc. Stock Plan (the "2010 Plan") which was subsequently approved by our shareholders at a special meeting held on April 26, 2010. We have reserved 3,000,000 shares of our common stock for issuance under this plan. Options and restricted stock awards may be granted under the plan only to our employees, officers or directors, or to members of any advisory panel or board established at the direction of the board. In determining the persons to whom options or restricted stock awards will be granted and the number of shares to be covered by each option or award, the Compensation Committee may take into account the nature of the services rendered by the respective persons, their present and potential contributions to us and such other factors as the Compensation Committee in its discretion may believe relevant. The term of options granted under the stock option plan may not exceed 10 years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for stock options cannot be less than fair market value on the date of grant. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. As of April 30, 2013, we have options or awarded shares in the amount of 2,825,000 shares of our common stock which remain outstanding under the plan.

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

Miller Petroleum, Inc. 2011 Equity Compensation Plan

In January 2011 our Board of Directors authorized the 2011 Plan which was subsequently approved by our shareholders at our annual meeting held on March 11, 2011. We have reserved 8,250,000 shares of our common stock for issuance under this plan. Options and restricted stock awards may be granted under the plan only to our employees, officers or directors, or consultants. In determining the persons to whom options or restricted stock awards will be granted and the number of shares to be covered by each option or award, the Compensation Committee may take into account the nature of the services rendered by the respective persons, their present and potential contributions to us and such other factors as the Compensation Committee in its discretion may believe relevant. The term of options granted under the stock option plan may not exceed 10 years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for stock options cannot be less than fair market value on the date of grant. However, the incentive stock options granted to a 10% holder of our voting stock are exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. As of April 30, 2013, we have options or awarded shares in the amount of 8,065,672 shares of our common stock which remain outstanding under the plan.

Options under the 2011 Plan are only exercisable by the grantee and only while the grantee is employed by us. In the case of a termination for cause, which is defined in the plan, the options terminate immediately. Upon a termination without cause, fully vested options remain exercisable for six months following the termination date. Upon retirement, fully vested options remain exercisable for six months following the termination date. Upon death or permanent disability, fully vested options remain exercisable for one year after the termination date. Upon a change in control, the Board of Directors has the sole discretion to determine treatment of unvested options. Any exercisable options at a change of control may be assumed or substituted by the successor corporation, or, if the successor corporation declines to assume or substitute awards, the vesting of any or all awarded granted pursuant to the 2011 Plan will accelerate immediately prior to the effective date of the change in control and any or all options or other awards granted pursuant to the 2011 Plan will become exercisable in full prior to the consummation of the change in control at such time and on such conditions as the Compensation Committee determines.

  PRINCIPAL SHAREHOLDERS

At August 26, 2013, we had 43,675,459 shares of common stock issued and outstanding. The following table sets forth information known to us as of August 26, 2013 relating to the beneficial ownership of shares of our common stock by:

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

	Amount and Nature of Beneficial Ownership[1]
	Shares	Percent of Class
Scott M. Boruff [2]	6,340,394	13.8%
Herman E. Gettelfinger [3]	916,913	2.1
David M. Hall [4]	1,772,616	3.9
Gerald Hannahs [5]	361,631	<1
General Merrill A. McPeak [6]	440,120	1.0
Deloy Miller [7]	2,563,133	5.8
Catherine A. Rector [8]	5,000	<1
Marceau N Schlumberger [9]	—	—
Charles Stivers [10]	227,114	<1
David J. Voyticky [11]	1,752,801	3.9
Don A. Turkleson [12]	155,383	<1
Kurt C. Yost [13]	119,045	<1
Total	14,654,150	29.1%

Emerald Estock, LLC [14]	3,285,835	7.4%
River Road Asset Management, LLC [15]	3,206,812	7.3
Seaside 88, LLP [16]	2,521,000	5.8

––––––––––––––––––––

[1]	The inclusion of any shares as deemed beneficially owned does not constitute an admission of beneficial ownership by the named shareholder.

[2]
The number of shares owned by Mr. Boruff includes 8,000 shares owned for the benefit of his minor children, options to purchase 250,000 shares of our common stock which are exercisable at $0.33 per share expiring in August, 2018, options to purchase 450,000 shares of our common stock exercisable at $5.94 and 50,000 shares of our common stock exercisable at $6.53 that expire in April 2015, an option to purchase 1,250,000 shares of our common stock exercisable at $6.00 that expires in December 2015, and an option to purchase 166,666 shares of our common stock exercisable at $5.89 that expires in May 2015. The number of shares owned by Mr. Boruff excludes options to purchase 1,250,000 shares of our common stock exercisable at $6.00 which have not yet vested and expire in December 2015, options to purchase 83,334 shares of our common stock exercisable at $5.89 which have not yet vested and expire in May 2021, and a restricted stock grant of 75,000 shares which has not yet vested.

[3]
The number of shares owned by Mr. Gettelfinger includes options to purchase 100,000 shares of common stock at $5.94 per share expiring in April 2020, options to purchase 40,000 shares of common stock at an exercise price of $5.89 that expire in May 2021, and options to purchase 40,000 shares of our common stock exercisable at $3.84 that expire in July 2022, but excludes an option to purchase 40,000 shares of our common stock exercisable at $4.34 which has not yet vested and expires in July 2023.

[4]
The number of shares owned by Mr. Hall includes a warrant to purchase 711,000 shares of our common stock exercisable at $1.00 expiring in December 2013, a warrant to purchase 480,000 shares of our common stock exercisable at $2.00 expiring in December 2013, options to purchase 100,000 shares of our common stock exercisable at $5.94 expiring in April 2020, and options to purchase 116,666 shares of our common stock exercisable at $5.89 which expire in May 2021, but excludes options to purchase 58,334 shares of our common stock exercisable at $5.89 which have not yet vested and expire in May 2021, and a restricted stock grant of 32,500 shares which has not yet vested.

[5]
The number of shares owned by Mr. Hannahs includes an option to purchase 33,334 shares of our common stock at an exercise price of $3.84, but excludes an option to purchase 66,666 shares of our common stock at an exercise price of $3.84 that has not yet vested and expires in July 2023, and an option to purchase 40,000 shares of our common stock at an exercise price of $4.34 which has not yet vested and expires in July 2023.

[6]
The number of shares owned by General McPeak includes 15,000 shares held in a family trust over which he has voting and dispositive control, options to purchase 200,000 shares of common stock at $5.94 per share expiring in April 2020 and options to purchase 100,000 shares of common stock at $4.98 per share expiring in July 2020, options to purchase 40,000 shares of common stock at an exercise price of $5.89 which expire in May 2021 and options to purchase 40,000 shares of common stock at an exercise price of $3.84 that expire in July 2022 but excludes options to purchase 40,000 shares of common stock at an exercise price of $4.34 which have not yet vested and expire in July 2023.

[7]
The number of shares owned by Mr. Miller includes an option to purchase 300,000 shares of our common stock exercisable at $5.94 expiring in April 2020, an option to purchase 50,000 shares of our common stock exercisable at $6.534 expiring in April 2015, and an option to purchase 116,666 shares of our common stock exercisable at $5.89 which expire in May 2021, but excludes options to purchase 58,334 shares of our common stock exercisable at $5.89 which have not yet vested and expire in May 2021.

[8]	The number of shares owned by Ms. Rector excludes an option to purchase 30,000 shares of common stock at an exercise price of $3.85 which has not yet vested and expires in July 2022.

[9]	The number of shares owned by Mr. Schlumberger excludes an option to purchase 100,000 shares of common stock at an exercise price of $5.28 which has not yet vested and expires in July 2023.

[10]
The number of shares owned by Mr. Stivers includes options to purchase 100,000 shares of common stock at $5.94 per share expiring in April 2020, options to purchase 40,000 shares of common stock at an exercise price of $5.89 which expire in May 2021, and options to purchase 40,000 shares of common stock at an exercise price of $3.84 that expire in July 2022, but excludes options to purchase 40,000 shares of common stock at an exercise price of $4.34 which have not yet vested and expire in July 2023.

[11]
The number of shares owned by Mr. Voyticky includes options to purchase 200,000 shares of common stock at $5.94 per share expiring in April 2020 and options to purchase 100,000 shares of common stock at $4.98 per share expiring in July 2020, options to purchase 100,000 shares of our common stock exercisable at $5.89 which expire in May 2021, and options to purchase 1,150,000 shares of common stock at an exercise price of $5.35 which expire in June 2016, but excludes options to purchase 50,000 shares of our common stock exercisable at $5.89 which have not yet vested and expire in May 2021, options to purchase 1,150,000 shares of common stock at an exercise price of $5.35 which have not yet vested and expire in June 2016, and a restricted stock grant of 42,500 shares which has not yet vested.

[12]
The number of shares owned by Mr. Turkleson includes options to purchase 66,666 shares of common stock at $5.25 per share expiring in January 2021, options to purchase 40,000 shares of common stock at an exercise price of $5.89 which expire in May 2021, and options to purchase 40,000 shares of our common stock exercisable at $3.84 that expire in July 2022, but excludes options to purchase 33,334 shares of common stock at an exercise price of $5.25 which have not yet vested and expire in January 2021, and options to purchase 60,000 shares of common stock at an exercise price of $4.34 which have not yet vested and expire in July 2023.

[13]
The number of shares owned by Mr. Yost includes options to purchase 118,065 shares of common stock at $4.01 per share expiring in May 2022, but excludes options to purchase 131,935 shares of common stock at an exercise price of $4.01 which have not yet vested and expire in May 2022, and a restricted stock grant of 980 shares which has not yet vested.

[14]
The number of shares owned by Emerald Estock, LLC includes warrants to purchase 700,000 shares of our common stock with an exercise price of $5.28 expiring in May 2015. Emerald Estock, LLC's address is 930 Tahoe Blvd, Suite 802-168, Incline Village, NV 89451.

[15]	River Road Asset Management, LLC's address is 462 S. 4th Street, Suite 1600, Louisville, KY 40202.

[16]	Seaside 88, LP's address is 750 Ocean Royale Way, Suite 805, Juno Beach, FL 33408.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We use a number of contract labor companies to provide on demand labor at our Alaska operations. H&H Industrial, Inc. is an entity contracted by CIE, a wholly-owned subsidiary of the Company, to provide services related to the exploration and production of oil and natural gas. The company is owned by the sister and father of David Hall, Chief Executive Officer ("CEO") of CIE and member of our Board of Directors. Rediske Air, Inc., an entity contracted by CIE to provide flight services to our production facilities in the Cook Inlet region, is owned by the brother-in-law of David Hall. The audit committee of our Board of Directors determined that the amounts paid by us for the services performed were fair to and in the best interests of the Company. For fiscal 2013, 2012 and 2011, we paid H&H Industrial Inc. a total of $1,024,000, $632,000 and $193,000, respectively and we paid Rediske Air, Inc. a total of $680,000, $463,000 and $231,000, respectively.

From time to time the Company provides service work on oil and gas wells owned by Mr. Gettelfinger (and family), a member of the Board of Directors. As of April 30, 2013 and 2012, Mr. Gettelfinger owed us $11,000 and $17,000, respectively. The audit committee of our Board of Directors determined that the amounts paid to us for the services performed were fair and in the best interests of the Company.

The Company is required to remit payroll taxes related to certain stock-based compensation transactions. As of April 30, 2013, we have recorded a related payable of $620,000 as well as a corresponding receivable from the respective employees of $593,000. This receivable was collected subsequent to April 30, 2013.

In 2009, we entered into a marketing agreement with The Dimirak Companies, an affiliate of Dimirak Financial Corp. and Dimirak Securities Corporation, a broker-dealer and member of Financial Industry Regulatory Authority ("FINRA"). Mr. Boruff, our CEO, was then a director and 49% owner of Dimirak Securities Corporation. Under the terms of this agreement, we engaged The Dimirak Companies to serve as our exclusive marketing agent in a $20,000,000 income fund and a $25,500,000 drilling offering, which included the Miller Energy Income ("MEI") offering. The terms of the agreement expire upon the termination of the offerings. We agreed to pay The Dimirak Companies a monthly consulting fee of $5,000, a marketing fee of 2% of the gross proceeds received in the offerings or within 24 months from the expiration of the term of the agreement, a wholesaling fee of 2% of the proceeds and a reimbursement of certain pre-approved expenses. The agreement contained customary indemnification, non-circumvention and confidentiality clauses. During fiscal 2013, 2012 and 2011, we paid The Dimirak Companies and their affiliates approximately $49,000, $169,000 and $70,000, respectively. Effective July 24, 2012, Mr. Boruff sold his interest in Dimirak Securities Corporation and we terminated our agreements with it.

In 2009 we formed both Miller Energy GP and Miller Energy Income 2009-A, LP ("MEI") to raise capital necessary to support strategic business initiatives. From November 2009 to May 2010 we entered into three secured promissory notes with MEI to borrow $3,071,000 with maturity dates ranging from November 2013 to May 2014. On June 29, 2012, the maturity dates on the promissory notes were amended to reflect, (i) the later of 91 days after the date on which the Apollo Credit Facility is extinguished, or (ii) July 31, 2017. Our wholly owned subsidiary, Miller Energy GP, owns 1% of MEI, however due to the shared management of our company and MEI, we consolidate this entity. We have not presented noncontrolling interest on our consolidated balance sheets or our consolidated statements of operations due to the fact that these amounts are immaterial.

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

DIRECTOR INDEPENDENCE

The Board of Directors has determined that a majority of our current directors have no relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and are “independent directors” as defined in the New York Stock Exchange Listed Company Manual. These directors are Messrs. Gettelfinger, Hannahs, Schlumberger, Stivers, and Turkleson, and General McPeak. In determining the independence of our directors, the Board of Directors has adopted independence standards specified by applicable laws and regulations of the SEC and the listing standards of the New York Stock Exchange, the exchange on which our common stock is listed.  In making the determination of the independence of our directors, the Board of Directors considered all known transactions in which we and any director had any interest, including any discussed under “Certain Relationships and Related Transactions” above.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees and Services

The following table shows the fees that were billed for audit and tax services rendered by KPMG LLP for fiscal 2012 and 2013. There were no audit related or other services provided.

	2013	2012
Audit Fees	$852,000	$578,000
Tax Fees	38,000	—
Total Fees	$890,000	$578,000

Audit Fees - This category includes the integrated audit of our annual consolidated financial statements and internal control over financial reporting, review of unaudited interim condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm, including review of registration statements and issuance of comfort letters and consents.

Tax Fees - This category includes permissible tax consulting services.

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
Loan and Security Agreement between Miller Petroleum, Inc. and Miller Energy Income 2009-A, LP (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended January 31, 2010).

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

10.47	–	Acknowledgment and Amendment No. 3, dated November 14, 2012 (incorporated by reference to Registrant's Current Report on Form 8-K filed on November 16, 2012).
10.48	–	Waiver and Amendment No. 4, dated February 7, 2013 (incorporated by reference to Registrant's Current Report on Form 8-K filed on February 7, 2013).
10.49	–	Employment Agreement with Catherine Rector (incorporated by reference to Registrant's Current Report on Form 8-K filed on July 31, 2012).**
10.50	–	Waiver and Amendment No. 5, dated July 11, 2013 (incorporated by reference to Registrant's Current Report on Form 8-K filed on July 12, 2013).
21.1	–	Subsidiaries of the registrant *
23.1	–	Consent of Ralph E. Davis Associates, Inc. *
23.2	–	Consent of KPMG LLP*
31.1	–	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer **
31.2	–	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer **
32.1	–	Section 1350 certification of Chief Executive Officer **
32.2	–	Section 1350 certification of Chief Financial Officer **
99.1	–	Reserve Report of Ralph E. Davis Associates, Inc. at April 30, 2013 on Cook Inlet assets *
99.2	–	Reserve Report of Ralph E. Davis Associates, Inc. at April 30, 2013 on Appalachian region assets *
101.INS	–	XBRL Instance Document *
101.SCH	–	XBRL Taxonomy Extension Schema Document *
101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	–	XBRL Taxonomy Extension Definition Document *
101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document *
*	Previously filed
**	Indicates management contract or compensatory plan or arrangement
***	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 28, 2013

MILLER ENERGY RESOURCES, INC.

By:	/s/ SCOTT BORUFF
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DELOY MILLER	Executive Chairman of the Board of Directors	August 28, 2013
Deloy Miller

/s/ SCOTT M. BORUFF	Chief Executive Officer, Director, Principal Executive Officer	August 28, 2013
Scott M. Boruff

/s/ DAVID J. VOYTICKY	President, Chief Financial Officer, Director, Principal Financial Officer	August 28, 2013
David J. Voyticky

/s/ DAVID M. HALL	Chief Operating Officer, Director	August 28, 2013
David M. Hall

/s/ HERMAN GETTELFINGER	Director	August 28, 2013
Herman Gettelfinger

/s/ GERALD E. HANNAHS, JR.	Director	August 28, 2013
Gerald E. Hannahs, Jr.

/s/ MERRILL A. MCPEAK	Director	August 28, 2013
Merrill A. McPeak

/s/ MARCEAU N. SCHLUMBERGER	Director	August 28, 2013
Marceau N. Schlumberger

/s/ CHARLES STIVERS	Director	August 28, 2013
Charles Stivers

/s/ DON A. TURKLESON	Director	August 28, 2013
Don A. Turkleson