Form 10-Q
period 2013-10-31
MILLER ENERGY RESOURCES, INC.
filed 2013-12-10
CIK 785968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013
OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock issued and outstanding as of December 2, 2013 was 44,524,779.

		Page
PART I	Financial Information
Item 1.	Financial Statements:	1
	Condensed Consolidated Balance Sheets as of October 31, 2013 and April 30, 2013	1
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended October 31, 2013 and 2012	2
	Condensed Consolidated Statements of Stockholders' Equity for the Six Months Ended October 31, 2012, Six Months Ended April 30, 2013, and Six Months Ended October 31, 2013	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended October 31, 2013 and 2012	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43

PART II	Other Information
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 6.	Exhibits	50
Item 5.	Other Information	49
SIGNATURES		51

i

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

MILLER ENERGY RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except share and per share data)

	October 31, 2013	April 30, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,885	$2,551
Restricted cash	733	7,531
Accounts receivable	5,838	3,204
Alaska production tax credits receivable	5,448	12,713
Inventory	2,191	3,382
Prepaid expenses and other	5,020	1,183
	41,115	30,564
OIL AND GAS PROPERTIES, NET	554,683	491,314
EQUIPMENT, NET	35,838	37,571
OTHER ASSETS:
Land	542	542
Restricted cash, non-current	11,978	10,207
Deferred financing costs, net	1,723	2,085
Other assets	564	541
	$646,443	$572,824
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,314	$13,129
Accrued expenses	14,221	6,338
Short-term portion of derivative instruments	2,863	842
Current portion of long-term debt	6,000	6,000
	44,398	26,309
OTHER LIABILITIES:
Deferred income taxes	147,974	157,530
Asset retirement obligation	20,472	19,890
Long-term portion of derivative instruments	3,463	—
Long-term debt, less current portion	68,006	48,978
	284,313	252,707
COMMITMENTS AND CONTINGENCIES (Note 14)
MEZZANINE EQUITY:
Series C Cumulative Preferred Stock, redemption amount of $73,593, 3,250,000 shares authorized, 2,892,201 and 1,454,901 shares issued and outstanding as of October 31, 2013 and April 30, 2013, respectively	61,879	31,236

STOCKHOLDERS' EQUITY:
Series D Fixed Rate/Floating Rate Cumulative Redeemable Preferred Stock, cumulative dividend rate 10.5% per annum, 4,000,000 shares authorized, 1,000,000 and 0 shares issued and outstanding as of October 31, 2013 and April 30, 2013, respectively, with liquidation preference of $25.00 per share	23,125	—
Common stock, $0.0001 par, 500,000,000 shares authorized, 44,447,279 and 43,444,694 shares issued and outstanding as of October 31, 2013 and April 30, 2013, respectively	4	4
Additional paid-in capital	94,131	88,184
Retained earnings	182,991	200,693
	300,251	288,881
	$646,443	$572,824

See accompanying notes to the condensed consolidated financial statements.

MILLER ENERGY RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
REVENUES:
Oil sales	$18,406	$7,944	$30,664	$15,590
Natural gas sales	283	112	553	195
Other	107	2,754	587	3,287
	18,796	10,810	31,804	19,072
OPERATING EXPENSES:
Oil and gas operating	6,163	4,871	12,428	8,845
Cost of other revenue	304	2,485	588	3,033
General and administrative	7,145	6,208	13,505	11,538
Exploration expense	148	28	434	57
Depreciation, depletion and amortization	9,018	3,062	14,710	6,187
Accretion of asset retirement obligation	301	285	598	569
Other operating income, net	—	(40)	—	(65)
	23,079	16,899	42,263	30,164
OPERATING LOSS	(4,283)	(6,089)	(10,459)	(11,092)
OTHER INCOME (EXPENSE):
Interest expense, net	(1,363)	(1,537)	(3,644)	(1,668)
Gain (loss) on derivatives, net	(4,190)	(2,045)	(7,266)	6,896
Other expense, net	(2)	(300)	(16)	(375)
	(5,555)	(3,882)	(10,926)	4,853
LOSS BEFORE INCOME TAXES	(9,838)	(9,971)	(21,385)	(6,239)
Income tax benefit	4,850	3,741	9,469	2,620
NET LOSS	(4,988)	(6,230)	(11,916)	(3,619)
Accretion of Series A and C preferred stock	(665)	(38)	(1,118)	(2,460)
Series C and D preferred stock accumulated dividends	(2,632)	(131)	(4,668)	(131)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,285)	$(6,399)	$(17,702)	$(6,210)

LOSS PER COMMON SHARE:
Basic	$(0.19)	$(0.15)	$(0.40)	$(0.15)
Diluted	$(0.19)	$(0.15)	$(0.40)	$(0.15)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	44,081,775	42,542,242	43,768,414	41,984,283
Diluted	44,081,775	42,542,242	43,768,414	41,984,283

See accompanying notes to the condensed consolidated financial statements.

MILLER ENERGY RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in thousands, except share data)

	Series D Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance at April 30, 2012	—	$—	41,086,751	$4	$64,813	$226,188	$291,005
Net loss	—	—	—	—	—	(3,619)	(3,619)
Accretion of preferred stock	—	—	—	—	—	(2,460)	(2,460)
Issuance of equity for services	—	—	351,477	—	1,944	—	1,944
Other equity issuances	—	—	192,800	—	1,341	—	1,341
Issuance of equity for compensation	—	—	444,665	—	6,161	—	6,161
Exercise of equity rights	—	—	1,286,001	—	3,832	—	3,832
Preferred stock redemption	—	—	—	—	2,510	—	2,510
Modification of warrants	—	—	—	—	1,840	—	1,840
Balance at October 31, 2012	—	—	43,361,694	4	82,441	220,109	302,554
Net loss	—	—	—	—	—	(16,801)	(16,801)
Series C preferred dividends	—	—	—	—	—	251	251
Accretion of preferred stock	—	—	—	—	—	(2,866)	(2,866)
Issuance of equity for services	—	—	—	—	210	—	210
Issuance of equity for compensation	—	—	83,000	—	5,533	—	5,533
Balance at April 30, 2013	—	—	43,444,694	4	88,184	200,693	288,881
Net loss	—	—	—	—	—	(11,916)	(11,916)
Series C preferred dividends	—	—	—	—	—	(4,223)	(4,223)
Issuance of Series D Preferred Stock	1,000,000	23,125	—	—	—	—	23,125
Series D preferred dividends	—	—	—	—	—	(445)	(445)
Accretion of preferred stock	—	—	—	—	—	(1,118)	(1,118)
Issuance of equity for services	—	—	—	—	549	—	549
Other equity issuances	—	—	—	—	3	—	3
Issuance of equity for compensation	—	—	165,765	—	3,025	—	3,025
Excess tax benefits from share-based compensation	—	—	—	—	87	—	87
Exercise of equity rights	—	—	836,820	—	2,283	—	2,283
Balance at October 31, 2013	1,000,000	$23,125	44,447,279	$4	$94,131	$182,991	$300,251

See accompanying notes to the condensed consolidated financial statements.

MILLER ENERGY RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (dollars in thousands)

	Six Months Ended October 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,916)	$(3,619)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	14,710	6,187
Amortization of deferred financing fees and debt discount	754	269
Expense from issuance of equity	3,574	4,978
Dry hole costs, leasehold impairments and non-cash exploration expenses	193	—
Deferred income taxes	(9,556)	(2,620)
Excess tax benefits from share-based compensation	87	—
Derivative contracts:
(Gain) loss on derivatives, net	7,266	(6,896)
Cash settlements	(1,782)	3,098
Accretion of asset retirement obligation	598	569
Other	843	—
Changes in operating assets and liabilities:
Receivables	383	1,207
Inventory	1,487	(242)
Prepaid expenses and other assets	(1,420)	(1,393)
Accounts payable, accrued expenses and other	(1,047)	5,119
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,174	6,657

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for oil and gas properties	(66,171)	(11,228)
Proceeds from Alaska production tax credits	9,668	64
Prepayment of drilling costs	(2,192)	—
Purchase of equipment and improvements	(950)	(7,719)
Proceeds from sale of equipment	—	2,000
NET CASH USED IN INVESTING ACTIVITIES	(59,645)	(16,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends	(3,258)	—
Payments on debt	—	(24,130)
Proceeds from borrowings	20,000	40,000
Debt acquisition costs	(1,900)	(3,799)
Redemption of preferred stock	—	(11,240)
Issuance of preferred stock	56,333	18,330
Equity issuance costs	(3,683)	(1,502)
Exercise of equity rights	2,283	3,831
Restricted cash	5,027	(10,892)
Other	3	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	74,805	10,598
NET CHANGE IN CASH AND CASH EQUIVALENTS	19,334	372

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,551	3,971
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,885	$4,343
SUPPLEMENTARY CASH FLOW DATA:
Cash paid for interest	$5,712	$5,429
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures in accounts payable and accrued expenses	$15,325	$1,463
Reduction of oil and gas properties and equipment from applications for Alaska production tax credits	$5,642	$—
Accretion of preferred stock	$1,118	$2,460

See accompanying notes to the condensed consolidated financial statements.

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share data and unit and per unit data)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Overview
Unless specifically set forth to the contrary, when used in this report, the terms "Miller Energy Resources, Inc.," the "Company," "we," "us," "ours," "MER," "Miller," and similar terms refer to our Tennessee corporation Miller Energy Resources, Inc., formerly known as Miller Petroleum, Inc., and our subsidiaries, Miller Rig & Equipment, LLC, Miller Drilling TN, LLC, Miller Energy Services, LLC, East Tennessee Consultants, Inc., East Tennessee Consultants II, LLC, Miller Energy GP, LLC, and Cook Inlet Energy, LLC ("CIE"), collectively.
We are an independent exploration and production company that utilizes seismic data and other technologies for the geophysical exploration, development and production of oil and natural gas wells in the Cook Inlet Basin of southcentral Alaska and the Appalachian region of east Tennessee. The accounting policies used by us and our subsidiaries reflect industry practices and conform to U.S. generally accepted accounting principles ("GAAP"). Significant policies are discussed below.
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
The financial information included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8 of Part II of the Company's Annual Report on Form 10-K for the year ended April 30, 2013, which was filed with the SEC on July 15, 2013 and was amended on August 28, 2013. Certain amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to current period presentation.
Immaterial Reclassifications to Prior Period Consolidated Balance Sheets
We reclassified a $5,305 contra asset related to Alaska production tax credits from oil and gas properties to equipment. The credits that resulted in the recognition of the contra asset related to our drilling rigs, the costs of which are classified in equipment. We have determined the reclassification to be immaterial to the prior period consolidated balance sheet taken as a whole. This error did not have an impact on the prior period consolidated statements of operations, equity or cash flows.

	As Presented		As Adjusted
	April 30, 2013	Reclassifications	April 30, 2013
Oil and gas properties, net	$486,009	$5,305	$491,314

Equipment, net	$42,876	$(5,305)	$37,571

In addition, we reclassified certain costs related to the issuance of debt under our Apollo Credit Facility that were paid to our lender. The costs were initially recorded and reflected as deferred financing costs on our condensed consolidated balance sheet and have been reclassified as a debt discount. We have determined the reclassification to be immaterial to the prior period consolidated balance sheet taken as a whole. This error did not have an impact on the prior period consolidated statements of operations, equity or cash flows.

	As Presented		As Adjusted
	April 30, 2013	Reclassifications	April 30, 2013
Deferred financing costs, net	$4,666	$(2,581)	$2,085

Long-term debt, less current portion	$51,559	$(2,581)	$48,978

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(dollars in thousands, except share and per share data and unit and per unit data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are consistent with those disclosed in our Annual Report on Form 10-K for the year ended April 30, 2013, as amended.
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
Use of Estimates
The preparation of financial statements requires us to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The estimates are evaluated by management on an ongoing basis and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources. Although actual results may differ from these estimates under different assumptions or conditions, we believe that the estimates used in the preparation of our financial statements are reasonable.
Restricted Cash
As of October 31, 2013 and April 30, 2013, current restricted cash includes $149 and $7,144, respectively, of cash temporarily held in an account that is controlled by our lender. Current restricted cash balances also include amounts held in escrow to secure company related credit cards and certain amounts held for and to be paid out to working interest owners. Non-current restricted cash balances include amounts held in escrow to provide for the future plugging and abandonment of wells, the possible dismantling of our off-shore platform, performance bonds and general liability bonds.
Oil and Gas Properties
We follow the successful efforts method of accounting for oil and gas properties. Under this method, exploration costs, such as exploratory geological and geophysical costs, delay rentals and exploration overhead, are charged against earnings as incurred. Acquisition costs and costs of drilling exploratory wells are capitalized pending determination of whether proved reserves can be attributed to the area as a result of drilling the well. If management determines that commercial quantities of hydrocarbons have not been discovered, capitalized costs associated with exploratory wells are charged to exploration expense.
Costs of drilling and equipping successful wells, costs to construct or acquire facilities, and associated asset retirement costs are depleted using the unit-of-production method based on total estimated proved developed reserves. Costs of acquiring proved properties, including leasehold acquisition costs transferred from unproved properties and costs to construct or acquire offshore platforms, and associated asset retirement costs are depleted using the unit-of-production method based on total estimated proved reserves.
When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future net cash flows, calculated using the Company's estimate of future oil and natural gas prices, operating expenses and production, to the net book value of the proved properties on a field by field basis. If the sum of the expected undiscounted future net cash flows is less than the net book value of the proved properties, an impairment loss is recognized for the excess, if any, of the net book value over its estimated fair value. No impairment of proved properties was recognized during the six months ended October 31, 2013 or October 31, 2012.
Acquisition costs of unproved properties are assessed for impairment during the holding period and transferred to proved oil and gas properties to the extent the costs are associated with successful exploration activities. Significant undeveloped leases are assessed individually for impairment based on our current exploration plans, and a valuation allowance is provided if impairment is indicated. Costs of expired or abandoned leases are charged to expense, while costs of productive leases are transferred to proved oil and gas properties. Costs of maintaining and retaining unproved properties are included in oil and gas operating expense and impairments of unsuccessful leases are included in exploration expense. During the six months ended October 31, 2013 our condensed consolidated statement of operations includes $157 related to impairment of certain unproved properties and $277 in seismic and delay rentals incurred in the Cook Inlet region. We had no exploration or abandonment expenses in the Appalachian region during the six months ended October 31, 2013.

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(dollars in thousands, except share and per share data and unit and per unit data)

Equipment
Equipment includes drilling rigs, automobiles, trucks, an airplane, office furniture, computer equipment, and buildings. These items are recorded at cost and are depreciated on the straight-line method based on expected lives of the individual assets or group of assets, which range from five to forty years.
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
Guarantees
On July 12, 2012, we signed a direct guarantee for 55% of the $5,074 outstanding loan obligations with FSG Bank for the Pellissippi Pointe equity investment. The Company's guarantee is included within the scope of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 460, "Guarantees" and was recorded at the estimated fair value of $250; such amount is included in accrued expenses on our condensed consolidated balance sheet as of October 31, 2013 and is being amortized over the five-year life of the guarantee. The fair value was calculated using the income approach and the estimated default rate was determined by obtaining the average cumulative issuer-weighted corporate default rate based on the credit rating of Pellissippi Pointe and the term of the underlying loan obligations. The default rates are published by Moody's Investors Service. To the extent we are required to make payments under the guarantee, we will record the differences between the liability and the associated payments in earnings. At October 31, 2013, our maximum potential undiscounted payment under this arrangement is $2,791 plus additional lender's costs.
Income (Loss) Per Share
We determine basic income (loss) per share and diluted income (loss) per share in accordance with the provisions of ASC 260, “Earnings Per Share.” Basic income (loss) per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share is similar to that of basic earnings per share, except that the denominator is increased, if net income is positive, to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, had been exercised. We compute the numerator for basic income (loss) by subtracting accretion of preferred stock and cumulative preferred stock dividends from net income (loss) to arrive at net income (loss) attributable to common stockholders. Preferred stock dividends include dividends declared on preferred stock (regardless of whether the dividends have been paid) and dividends accumulated for the period on cumulative preferred stock (regardless of whether the dividends have been declared). As of October 31, 2013 our accumulated dividends were $4,668.
New Accounting Pronouncements
In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-11, "Disclosures about Offsetting Assets and Liabilities," which increases disclosures about offsetting assets and liabilities. The new disclosures are required to enable users of financial statements to understand significant quantitative differences in balance sheets prepared under GAAP and International Financial Reporting Standards ("IFRS") related to the offsetting of financial instruments. The existing GAAP guidance allowing balance sheet offsetting, including industry-specific guidance, remains unchanged. The guidance in ASU 2011-11 was effective for annual and interim reporting periods beginning on or after January 1, 2013. The disclosures should be applied retrospectively for all prior periods presented. We have adopted ASU 2011-11; however, it did not have a material impact to our condensed consolidated financial statements
There are no other recently issued accounting pronouncements that are expected to have a material impact on our financial condition, results of operations or cash flows.

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(dollars in thousands, except share and per share data and unit and per unit data)

3.    MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

For the three and six months ended October 31, 2013, Tesoro Corporation accounted for 95% and 92% of our consolidated total revenues, respectively. Tesoro Corporation also accounted for 89% and 55%, of our accounts receivable as of October 31, 2013 and April 30, 2013, respectively.
Credit is extended to customers based on an evaluation of their credit worthiness and collateral is generally not required. We experienced no credit losses of significance during the three and six months ended October 31, 2013 or 2012.
We maintain our cash and cash equivalents (including restricted cash), which at times may exceed federally insured amounts, in highly rated financial institutions. As of October 31, 2013, we held $21,180 in excess of the $250 limit insured by the Federal Deposit Insurance Corporation.

4.    RELATED PARTY TRANSACTIONS

We use a number of contract labor companies to provide on demand labor at our Alaska operations. H&H Industrial, Inc. ("H&H Industrial") is an entity contracted by CIE, a wholly-owned subsidiary of the Company, to provide services related to the exploration and production of oil and natural gas. H&H Industrial is owned by the sister and father of David Hall, who is a member of our Board of Directors and Chief Operating Officer ("COO") of Miller, as well as the Chief Executive Officer ("CEO") of CIE. For the three and six months ended October 31, 2013, we paid H&H Industrial, Inc. a total of $799 and $899, respectively. We have used Rediske Air, Inc. ("Rediske Air") to provide transportation to our facilities. Rediske Air was owned by David Hall's brother-in-law, who passed away on July 7, 2013. Rediske Air is no longer owned by a related party. For the three and six months ended October 31, 2013, we paid Rediske Air a total of $482 and $584, respectively. The audit committee of our Board of Directors determined that the amounts paid by us for the services performed were fair and in the best interest of the Company.
From time to time the Company provides service work on oil and gas wells owned by Mr. Herman Gettelfinger (and family), a member of the Board of Directors. As of October 31, 2013 and April 30, 2013, Mr. Gettelfinger (and family) owed us $5 and $11, respectively. The audit committee of our Board of Directors determined that the amounts paid to us for the services performed were fair and in the best interest of the Company.
During the three months ended October 31, 2013, Mr. Gettelfinger paid the Company $3 for the profit he made from the purchase and sale of our common stock within a six month period. The $3 proceeds are presented in other cash flows from financing activities in our condensed consolidated statements of cash flows.
The Company is required to remit payroll taxes related to certain stock-based compensation transactions. As of October 31, 2013, we had no related payables or receivable. At April 30, 2013, we had a payable of $620 and a corresponding receivable from the respective employees of $593, which was collected subsequent to April 30, 2013.
In 2009, we formed both Miller Energy GP and Miller Energy Income 2009-A, LP ("MEI") to raise capital necessary to support strategic business initiatives. From November 2009 to May 2010 we entered into three secured promissory notes with MEI to borrow $3,071 with maturity dates ranging from November 2013 to May 2014. On June 29, 2012, the maturity dates on the promissory notes were amended to reflect the later of (i) 91 days after the date on which the Apollo Credit Facility is extinguished, or (ii) July 31, 2017. Our wholly owned subsidiary, Miller Energy GP, owns 1% of MEI; however, due to the shared management of our company and MEI, we consolidate this entity. We have not presented non-controlling interest on our condensed consolidated balance sheets or our condensed consolidated statements of operations since these amounts are immaterial.
On September 18, 2013, the Company entered into a one-year consulting agreement with William R. Weakley under which he agreed to assist us with investor relations and outreach, including advising the company on its communications with high net-worth individuals, helping to further the Company’s related business goals, assisting with our strategic planning, providing management and business advice, and other consulting services we may reasonably request.  Mr. Weakley is a related party to the Company as a result of aggregating his personal holdings in our stock with those of his brother, son-in-law and other of his relatives which, taken together, exceed 5% of the outstanding common stock of the Company.  As compensation for these services, we granted Mr. Weakley a warrant to purchase 300,000 shares of our common stock at an exercise price of $6.63 per share.  So long as the warrant has not otherwise terminated prior to that date, this warrant will vest in full and be exercisable on September 18, 2014.  The warrant will terminate if the related consulting agreement is terminated prior to the end of its one-year term.  The warrant will otherwise terminate on the earlier of the one year anniversary of the death or disability of Mr. Weakley or September 18, 2016. The audit committee of our Board of Directors determined that the consideration given by us for the services to be performed was fair and in the best interest of the Company.  We further note that in an unrelated transaction, Mr. Weakley’s son-in-law extended a personal loan to our CEO, Scott M. Boruff.  The Company is not a party to or otherwise involved in this loan,

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(dollars in thousands, except share and per share data and unit and per unit data)

though this transaction was disclosed to the audit committee in connection with its evaluation of the consulting agreement with Mr. Weakley.

5.    OIL AND GAS PROPERTIES AND EQUIPMENT

Oil and gas properties (successful efforts method) are summarized as follows:

	October 31, 2013	April 30, 2013
Property costs
Proved property	$362,224	$332,241
Unproved property	242,714	196,500
Total property costs	604,938	528,741
Less: Accumulated depletion	(50,255)	(37,427)
Oil and gas properties, net	$554,683	$491,314

Equipment is summarized as follows:

	October 31, 2013	April 30, 2013
Machinery and equipment	$7,738	$7,413
Vehicles	1,849	1,851
Aircraft	476	476
Buildings	2,725	2,725
Office equipment	812	759
Leasehold improvements	485	482
Drilling rigs	30,117	30,117
	44,202	43,823
Less: Accumulated depreciation	(8,364)	(6,252)
Equipment, net	$35,838	$37,571

Depreciation, depletion and amortization consisted of the following:

	For the Six Months Ended October 31,
	2013	2012
Depletion of oil and gas related assets	$12,532	$4,900
Depreciation and amortization of equipment	2,178	1,287
Total	$14,710	$6,187

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(dollars in thousands, except share and per share data and unit and per unit data)

6.    DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Instruments
Commodity Derivatives
We are exposed to fluctuations in crude oil prices on the majority of our production. As a result, our management believes it is prudent to manage the variability in cash flows by occasionally entering into hedges on a portion of our crude oil production. We primarily utilize over-the-counter variable-to-fixed price commodity swap contracts to manage fluctuations in cash flows resulting from changes in commodity prices. The Company’s derivative instruments were not designated as hedges for accounting purposes for any of the periods presented. Accordingly, the changes in fair value are recognized in the condensed consolidated statement of operations in the period of change. Gains and losses on derivatives are included in cash flows from operating activities.
As of October 31, 2013, we had the following open crude oil derivative positions. All are priced based on the ICE Brent crude oil futures as traded on the New York Mercantile Exchange.

	Fixed - Price Swaps
Production Period:	Bbls	Weighted Average Fixed Price
2014	289,600	$101.42
2015	584,000	99.21
2016	585,600	94.23
2017	97,600	91.95

Warrants Issued in Connection with Other Equity Transactions
From time to time we issue warrants to third parties in exchange for services. Certain warrants that we issued contained exercise reset provisions, which were considered freestanding derivatives, and were accounted for as liabilities measured at fair value in accordance with ASC 815, "Derivatives and Hedging."
On September 21, 2012, the Company entered into a Special Warrant Exercise Agreement with warrant holders, pursuant to which warrant holders agreed to exercise 586,001 warrants immediately for $4.00 per share and waived their right to a cashless exercise.  In addition, 42,857 warrants were cancelled in exchange for a settlement payment of $75.  These modifications resulted in a loss of $210, which was included in other income (expense), net on our consolidated statement of operations.
The term for the remaining 138,197 warrants outstanding was extended for one year in exchange for the removal of the exercise price reset provision.  The mark-to-market adjustment from May 1, 2012 to September 21, 2012 of $260 was recorded to gain (loss) on derivatives, net, and the remaining liability of $1,840 was reclassified to additional paid-in capital.
Derivative Activities Reflected on Condensed Consolidated Balance Sheets
The Company reports the fair value of derivatives on the condensed consolidated balance sheets in derivative instrument assets and derivative instrument liabilities as either current or noncurrent. The Company determines the current and noncurrent classification based on the timing of the expected future cash flows of individual trades. The Company reports these amounts on a net basis by counterparty where right of offset or master netting agreements exist. As of October 31, 2013 and April 30, 2013, the fair market value of our derivative liabilities was as follows:

	October 31, 2013	April 30, 2013
Current liabilities:
Commodity derivatives	$2,863	$842
Current portion of derivative instruments	2,863	842
Long-term liabilities:
Commodity derivatives	3,463	—
Long-term portion of derivative instruments	3,463	—
Total derivative liability	$6,326	$842

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(dollars in thousands, except share and per share data and unit and per unit data)

Offsetting of Derivative Assets and Liabilities
The following table presents our gross and net derivative assets and liabilities:

	Gross Amount Presented on Balance Sheet	Netting Adjustments (a)	Net Amount
October 31, 2013
Derivative liabilities with right of offset or master netting agreements	$6,326	$—	$6,326
April 30, 2013
Derivative liabilities with right of offset or master netting agreements	$842	$—	$842
—————————

(a)	The Company has an agreement in place that allows for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of default under the agreement.

Derivative Activities Reflected on Condensed Consolidated Statements of Operations
Gains and losses on derivatives are reported in the condensed consolidated statements of operations. The following represents the Company’s reported gains and losses on derivative instruments for the periods presented:

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2013	2012	2013	2012
Gain (loss) on derivatives, net	$(4,190)	$(2,045)	$(7,266)	$6,896

Fair Value Measurements
Fair Value Hierarchy
ASC 820, "Fair Value Measurements and Disclosures," provides a hierarchy that prioritizes and defines the types of inputs used to measure fair value. The fair value hierarchy gives the highest priority to Level 1 inputs, which consist of unadjusted quoted prices for identical instruments in active markets. Level 2 inputs consist of quoted prices for similar instruments. Level 3 valuations are derived from inputs that are significant and unobservable; hence, these valuations have the lowest priority.
The valuation techniques that may be used to measure fair value include a market approach, an income approach and a cost approach. A market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. An income approach uses valuation techniques to convert future amounts to a single present amount based on current market expectations, including present value techniques, option-pricing models and excess earnings method. A cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(dollars in thousands, except share and per share data and unit and per unit data)

Fair Value Measurement on a Recurring Basis
The following table presents, by level within the fair value hierarchy, the Company's assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2013 and April 30, 2013. The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the nature of the instrument and/or the short-term maturity of these instruments.

	Fair Value Measurements
At October 31, 2013	Level 1	Level 2	Level 3
Commodity derivative liability	$—	$6,326	$—
Total	$—	$6,326	$—
At April 30, 2013
Commodity derivative liability	$—	$842	$—
Total	$—	$842	$—

Our commodity derivatives consist of over-the-counter variable-to-fixed price commodity swaps. The fair values of our commodity derivatives are not actively quoted in the open market, thus we use an income approach to estimate fair value. Significant level 2 assumptions used to measure the fair value of the commodity derivatives include current market and contractual crude oil prices, appropriate risk adjusted discount rates, and other relevant data.
Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. There were no transfers between Level 1, Level 2 or Level 3 during the six months ended October 31, 2013 or 2012.

7.    DEBT

As of October 31, 2013 and April 30, 2013, we had the following debt obligations reflected at their respective carrying values on our condensed consolidated balance sheets:

	October 31, 2013	April 30, 2013
Apollo senior secured Credit Facility	$75,307	$55,307
Debt discount related to Apollo senior secured Credit Facility	$(3,589)	$(2,581)
Series B Preferred Stock	2,288	2,252
Total debt obligations	$74,006	$54,978

Apollo Senior Secured Credit Facility
On June 29, 2012 (the "Closing Date"), the Company entered into a Loan Agreement (the "Loan Agreement") with Apollo Investment Corporation ("Apollo"), as administrative agent and sole initial lender.
The Loan Agreement provides for a $100,000 credit facility (the "Apollo Credit Facility") with an initial borrowing base of $55,000 (the "Original Availability"). Of that initial $55,000, $40,000 was made available to, and was drawn by, Miller on the Closing Date. On February 7, 2013 and April 25, 2013, we borrowed an additional $5,000 and $10,000, respectively, under the Apollo Credit Facility, exhausting the Original Availability. On August 5, 2013, the amount available to the Company under the Apollo Credit Facility was increased by an additional $20,000, to a total of $75,000, when a second tranche of loans (the "New Availability") was added to the Loan Agreement after negotiations with Apollo. This additional $20,000 in availability was immediately drawn by the Company.
The Apollo Credit Facility matures on June 29, 2017 and is secured by substantially all of our assets and those of our consolidated subsidiaries (other than MEI), which subsidiaries also guarantee the loans. Except as described below in connection with New Availability, amounts outstanding under the Apollo Credit Facility bear interest at a rate of 18% per annum, with interest payable on the last day of each of our fiscal quarters. We will be required to pay the outstanding balance of the loan in full on the maturity date; however, beginning with the fiscal quarter ending July 31, 2013, if requested by Apollo (at the direction of lenders

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(dollars in thousands, except share and per share data and unit and per unit data)

holding a majority of the commitments under the Loan Agreement), we would be required to repay up to $1,500 in principal quarterly. Such payments of principal would be made, together with any interest due on such date, on the last day of our fiscal quarter. No such request to repay principal has been made by Apollo.
In addition, the outstanding debt includes paid in kind interest of $307 added to the principal amount as a part of the “PIK Election” as defined in the Loan Agreement. In connection with the Loan Agreement, the Company has granted Apollo a right of first refusal to provide debt financing for the acquisition, development, exploration or operation of any oil and gas related properties, including wells, during the term of the Apollo Credit Facility and one year thereafter.
The Loan Agreement contains interest coverage, asset coverage, minimum gross production covenants, as well as other affirmative and negative covenants. As previously reported by the Company, these covenants have been amended several times to adjust the covenant levels and the date on which compliance with the covenants would be measured, and to include our Tennessee production in the minimum production covenant. As of April 30, 2013, we were not in compliance with such covenants; however, we received a waiver of such violations from Apollo on July 11, 2013. Under the terms of the waiver, we will be required to maintain compliance with the financial and production covenants on a quarterly basis commencing with the quarter ending October 31, 2013. As of October 31, 2013, we were in compliance with the asset coverage and minimum gross production covenants, but not the interest coverage ratio covenant. On December 9, 2013, we received an amendment and waiver from Apollo ("Eighth Amendment") which, among other matters (see Note 15 - Subsequent Events), waived our non-compliance with that interest coverage ratio requirement as of October 31, 2013 and amended our next testing date for the interest coverage ratio to October 31, 2014.
On the Closing Date, we paid Apollo a non-refundable structuring fee of $2,750, payable for the benefit of the lenders, and we have agreed to pay an additional 5% fee to Apollo for the benefit of the lenders on the amount of every additional borrowing over and above the Original Availability. In addition, we paid Apollo a supplemental fee of $500 on the Closing Date and have agreed to pay another $500 fee on each anniversary of the Closing Date so long as the Loan Agreement remains in effect.
Additional compensation was due to Bristol Capital, LLC, a consultant to us, in connection with the closing of the Loan Agreement. This fee was paid by issuing 312,500 shares of the Company's restricted common stock based on the amount of the Original Availability.
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
On August 5, 2013, we entered into Amendment No. 6 to the Apollo Credit Facility (the “Sixth Amendment”). The Amendment added the New Availability to the Loan Agreement. This New Availability was drawn by us immediately, is not initially subject to any pre-payment penalty, and will be subject to an initial reduced interest rate of 9%. In the event that we do not repay the entire outstanding amount of the loans made to date under the Apollo Credit Facility (“Loans”) on or before January 31, 2014, then the pre-payment penalty will apply to the New Availability after that date and the interest rate on the New Availability will increase to 18%. The Sixth Amendment clarified that when and if any prepayment of the Loans is made from the proceeds of tax credits received by us under Alaska's Clear and Equitable Share program, that pre-payment will be applied pro rata to both the New Availability and previously drawn Loans (the “Prior Loans”).
In addition to the increase in the amounts available to be borrowed and the adjustment to the interest rate and prepayment penalties on those amounts, among other things, the Sixth Amendment: (i) clarified that the option under the Loan Agreement to pay interest in-kind, rather than in cash, applies to the Prior Loans only and not the New Availability, (ii) established separate conditions precedent to borrowings from the New Availability, (iii) adjusted restrictions contained in Sections 7.10 and 7.12 of the Loan Agreement, and (iv) established interpretive rules related to the repayment and pre-payment of the Loans.
On September 20, 2013, we entered into Revised and Restated Consent and Amendment No. 7 (the “Seventh Amendment”) with Apollo under the Loan Agreement. The Seventh Amendment amends and makes certain acknowledgments regarding certain provisions of the Loan Agreement allowing for our issuance of our Series D Preferred Stock and the payment of dividends on the series. Among other things, the Seventh Amendment: (i) permits the filing of supplementary articles amending our charter, designating the terms of the Series D Preferred Stock; (ii) clarifies the treatment of the Series D Preferred Stock under the Loan Agreement; (iii) so long as no default or event of default has occurred, allows payment of dividends on our Series D Preferred Stock, our Series B Preferred Stock and our Series C Preferred Stock either out of Excluded Equity Proceeds (as defined in the

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(dollars in thousands, except share and per share data and unit and per unit data)

Loan Agreement) or during a Capital Covenant Compliance Period (as defined in the Loan Agreement), provided that we are in compliance with the Capital Covenants (as defined in the Loan Agreement) on a pro forma basis on the date of payment, (iv) restricts our ability to redeem the Series D Preferred Stock prior to the 30th day following Security Termination (as defined in the Loan Agreement); and (v) prohibits us from modifying the terms of the Series D Preferred Stock without Apollo’s prior written consent.
The Seventh Amendment also extends the date by which certain liens must be lifted, as a result of the rescheduling of the Voorhees arbitration (see Note 13 - Litigation).
The fair value of the outstanding balance of the Apollo Credit Facility was $71,724 as of October 31, 2013, as calculated using the discounted cash flows method.

Series B Preferred Stock
On September 24, 2012, we sold 25,750 shares of our Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock") to 10 accredited investors and issued those investors warrants to purchase 128,750 shares of common stock in a private offering exempt from registration under the Securities Act of 1933, as amended. We received gross proceeds of $2,575. We paid issuance costs of $167, which have been capitalized and are being amortized over the term of the instrument. The outstanding Series B Preferred Stock is classified as long-term debt, in accordance with ASC 480, "Distinguishing Liabilities from Equity." As of October 31, 2013, the fair value of Series B Preferred Stock is $2,462, as calculated using the discounted cash flow method.
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

On March 1, 2013, in accordance with our charter and the designations for the Series B Preferred Stock, we paid a semiannual dividend of approximately $5.16 per share on the Series B Preferred Stock. In addition, on July 18, 2013, our Board approved the payment of a semiannual dividend, of approximately $6.05 per share, which was paid on September 3, 2013 as the regularly scheduled payment date of September 1, 2013 was not a business day. The record date was August 15, 2013.

Debt Issue Costs
As of October 31, 2013 and April 30, 2013, our unamortized deferred financing costs were $1,723, and $2,085, respectively, which relates to the Apollo Credit Facility and the Series B Preferred Stock. As of October 31, 2013 and April 30, 2013, our unamortized debt discount, which relates to the Apollo Credit Facility, was $3,589 and $2,581, respectively. These costs are being amortized over the term of the respective debt instruments.

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(dollars in thousands, except share and per share data and unit and per unit data)

8.    ASSET RETIREMENT OBLIGATIONS

The following table presents changes to the Company's asset retirement obligation ("ARO") liability for the six months ended October 31, 2013 and 2012:

	2013	2012
Asset retirement obligation, as of April 30	$19,890	$18,366
Settlements and adjustments	(16)	—
Accretion expense	598	569
Asset retirement obligation, as of October 31	$20,472	$18,935

The ARO liability reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with the Company's oil and gas properties. The Company utilizes current retirement costs to estimate the expected cash outflows for retirement obligations. The Company estimates the ultimate productive life of the properties, a risk-adjusted discount rate and an inflation factor in order to determine the current present value of this obligation. To the extent future revisions to these assumptions impact the present value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance.
Any additional retirement obligations will increase the liability associated with new oil and natural gas wells and other facilities. Actual expenditures for abandonments of oil and natural gas wells and other facilities reduce the liability for asset retirement obligations. At October 31, 2013 and April 30, 2013, there were no significant expenditures for abandonments.

9.    STOCK-BASED COMPENSATION

During fiscal years 2010 and 2011, our Compensation Committee and Board of Directors adopted share-based compensation plans authorizing 3,000,000 and 8,250,000 shares of common stock under each plan, respectively. The share-based compensation plans allow us to offer our employees, officers, directors and others an opportunity to acquire a proprietary interest in the Company and enable us to attract, retain, motivate and reward such persons in order to promote the success of the Company. Each plan authorizes the issuance of incentive stock options, nonqualified stock options and restricted stock.  All awards issued under the share-based compensation plans must be approved by our Compensation Committee. On June 21, 2013 and July 29, 2013, our Compensation Committee approved additional grants of 350,000 shares of restricted stock and 7,299,996 options to purchase our common stock (the "Q1 Grants"). On October 11, 2013, the Compensation Committee approved an additional grant of 41,000 shares of restricted stock and an option to purchase 30,000 shares of our common stock (the "Q2 Grants"). The Q1 Grants and Q2 Grants are contingent upon shareholder approval of an increase in the number of shares available under the 2011 share-based compensation plan and have not been included in our calculation of available shares. At October 31, 2013 and April 30, 2013, there were 72,828 and 329,328 additional shares available under the compensation plans, respectively.
Allocated between general and administrative expenses and cost of oil and gas sales within the condensed consolidated statements of operations is stock-based compensation expense for the three and six months ended October 31, 2013 of approximately $1,469 and $3,025, respectively, and $2,538 and $4,528 for the three and six months ended October 31, 2012, respectively. We also recognized non-employee expense related to warrants issued for the three and six months ended October 31, 2013 of approximately $439 and $549, respectively, and $365 and $450 for the three and six months ended October 31, 2012, respectively.

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(dollars in thousands, except share and per share data and unit and per unit data)

The following table summarizes stock options and warrants activity for the six months ended October 31, 2013:

	For the Six Months Ended
	October 31, 2013
	Number of Options and Warrants	Weighted Average Exercise Price
Beginning balance at April 30	14,403,847	$4.25
Granted	932,500	5.50
Exercised	(836,820)	2.74
Canceled	(58,346)	4.12
Ending balance	14,441,181	4.77
Options exercisable at October 31	10,373,076	$4.49

The following table summarizes stock options and warrants outstanding, including exercisable shares at October 31, 2013:

Options and Warrants Outstanding				Options and Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 to $1.82	1,656,400	1.0	$0.75	1,656,400	$0.73
$2.00 to $4.99	2,248,834	4.6	3.17	1,591,400	2.94
$5.25 to $5.53	4,150,947	3.0	5.32	2,798,613	5.32
$5.89 to $5.94	3,310,000	6.9	5.92	2,951,663	5.92
$6.00 to $6.94	3,075,000	2.3	6.12	1,375,000	6.06
	14,441,181	3.7	$4.67	10,373,076	$4.49

The following table summarizes restricted stock activity for the six months ended October 31, 2013:

For the Six Months Ended
October 31, 2013
Unvested at April 30	591,030
Granted	—
Vested	(174,265)
Forfeited	(8,500)
Unvested at October 31	408,265

10.    STOCKHOLDERS' EQUITY

Common Stock
At October 31, 2013, we had 44,447,279 shares of common stock outstanding. We issued 1,002,585 shares during the six months ended October 31, 2013, of which 165,765 shares were issued to employees for compensation, and 836,820 shares were related to the exercise of equity rights.
At October 31, 2012, we had 43,361,694 shares of common stock outstanding. We issued 2,274,943 shares during the six months ended October 31, 2012, of which 312,500 shares were issued to Bristol Capital, LLC as payment for fees related to the closing of our credit facility, 483,642 shares were issued to employees and non-employees for compensation, 178,800 shares

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(dollars in thousands, except share and per share data and unit and per unit data)

were issued for the settlement of an obligation, 14,000 shares were issued for oil and gas leases, and 1,286,001 shares were related to the exercise of equity rights.
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
On October 12, 2012, we entered into an At Market Issuance Sales Agreement ("Series C ATM Agreement") with MLV & Co. LLC ("MLV"). The Series C ATM Agreement contemplates periodic sales by MLV of our Series C Preferred as and when directed by the Company. These securities are registered for sale to the public pursuant to a prospectus, dated September 18, 2012, a prospectus supplement dated October 12, 2012, and the Company's registration statement on Form S-3 (Registration No. 333-183750) which was declared effective by the SEC on September 18, 2012. On and after October 12, 2012 and through October 31, 2013, we sold 747,201 shares of Series C Preferred Stock under the Series C ATM Agreement and related prospectus supplement at prices ranging from $21.48 per share to $23.51 per share. We received gross proceeds of $16,230 and incurred issuance costs of $569, yielding net proceeds of $15,661.
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
On June 27, 2013, we entered into an Underwriting Agreement with MLV as representative for a group of underwriters for a follow-on "best efforts" offering of our Series C Preferred Stock. We sold an additional 335,000 shares of our Series C Preferred Stock, at a price of $21.50 per share. We received gross proceeds of $7,203 and incurred issuance costs of $547, yielding net proceeds of $6,656. These securities are registered for sale to the public pursuant to a prospectus, dated September 18, 2012, a prospectus supplement dated June 28, 2013, and the Company's registration statement on Form S-3 (Registration No. 333-183750) which was declared effective by the SEC on September 18, 2012.
The Series C Preferred Stock is classified as temporary equity in accordance with ASC 480 and is being accreted to redemption value through the earliest repayment date of November 1, 2017, which resulted in accretion of $1,118 during the six months ended October 31, 2013. The fair value of the Series C Preferred Stock was $76,036 as of October 31, 2013, based on the closing price on that date. The designations, rights and preferences of the Series C Preferred Stock include:

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

•
The Series C Preferred Stock is senior to all our other securities except our Series B Preferred Stock, which is senior to the Series C Preferred Stock, and ranks on parity with our Series D Preferred Stock (as defined below);

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

On April 30, 2013, our Board of Directors declared a dividend of approximately $0.67 per share on our Series C Preferred Stock which was paid on the next regularly scheduled dividend payment date of June 3, 2013, in accordance with the terms of our charter, as June 1, 2013 was not a business day. The dividend payment is equivalent to an annualized 10.75% per share, based on the $25.00 per share stated liquidation preference for the Series C Preferred Stock, accruing from March 2013 through May 2013. The record date was May 15, 2013.
On July 18, 2013, our Board of Directors declared a dividend of approximately $0.67 per share on our Series C Preferred Stock which was paid on the next regularly scheduled dividend payment date of September 3, 2013, in accordance with the terms of our charter, as September 1, 2013 was not a business day. The dividend payment is equivalent to an annualized 10.75% per share, based on the $25.00 per share stated liquidation preference for the Series C Preferred Stock, accruing from June 2013 through August 2013. The record date was August 16, 2013.
On October 17, 2013, our Board of Directors declared a dividend of approximately $0.67 per share on our Series C Preferred Stock which was paid on the next regularly scheduled dividend payment date of December 2, 2013, in accordance with the terms of our charter, as December 1, 2013 was not a business day. The dividend payment is equivalent to an annualized 10.75% per share, based on the $25.00 per share stated liquidation preference for the Series C Preferred Stock, accruing from September 2013 through November 2013. The record date was November 15, 2013.
Series D Preferred Stock
On September 30, 2013, we sold 1,000,000 shares of the Company's newly designated 10.5% Series D Fixed Rate/Floating Rate Cumulative Redeemable Preferred Stock (the "Series D Preferred Stock"). These securities are registered for sale to the public pursuant to a prospectus, dated September 18, 2012, a prospectus supplement dated September 26, 2013, and the Company's registration statement on Form S-3 (Registration No. 333-183750), which was declared effective by the SEC on September 18, 2012.  The shares were offered to the public at $25.00 per share for gross proceeds of $25,000.  We incurred issuance costs of $1,875, yielding net proceeds of $23,125.
On October 17, 2013, we entered into an At Market Issuance Sales Agreement ("Series D ATM Agreement") with MLV. The Series D ATM Agreement contemplates periodic sales by MLV of our Series D Preferred as and when directed by the Company. These securities are registered for sale to the public pursuant to a prospectus, dated September 18, 2012, a prospectus supplement dated October 17, 2013, and the Company's registration statement on Form S-3 (Registration No. 333-183750) which was declared effective by the SEC on September 18, 2012. On and after October 17, 2012 through October 31, 2013, we have not offered or sold any additional shares of Series D Preferred Stock under the Series D ATM Agreement and related prospectus supplement.
The Series D Preferred Stock is classified as permanent equity in accordance with ASC 480. The fair value of the Series D Preferred Stock was $24,390 as of October 31, 2013, based on the closing price at that date. The designations, rights and preferences of the Series D Preferred Stock include:

•
From the date of original issuance to (but not including) December 1, 2018 the holders are entitled to receive a 10.5% per annum cumulative quarterly dividend based on the $25.00 per share liquidation preference per annum,

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(dollars in thousands, except share and per share data and unit and per unit data)

on March 1, June 1, September 1, and December 1, payable in cash on each dividend date unless the Company is prohibited by making such payment pursuant to the terms of any agreement of the Company (including any other class or series of equity securities or any agreement related to indebtedness);

•
After (and including) December 1, 2018, the holders are entitled to receive a cumulative quarterly dividend at an annual rate equal to the sum of (a) Three-Month LIBOR (as defined below) as calculated on each applicable date of determination and (b) 9.073%, based on the $25.00 per share liquidation preference per annum, on March 1, June 1, September 1, and December 1, payable in cash on each dividend date unless the Company is prohibited by making such payment pursuant to the terms of any agreement of the Company (including any other class or series of equity securities or any agreement related to indebtedness);

•
With respect to the Series D Preferred Stock, “Three-Month LIBOR” means: on any date of determination, the rate (expressed as a percentage per year) for deposits in U.S. dollars for a three-month period as appears on Bloomberg, L.P. page US0003M, as set by the British Bankers Association at 11:00 am (London time) on such date of determination.

•
The dividend may increase by 2% to a penalty rate of (a) 12.5% (before December 1, 2018) or (b) an annual rate equal to the sum of (i) Three-Month LIBOR as calculated on each applicable date of determination and (ii) 11.073%, based on the $25.00 per share liquidation preference per annum (after and including December 1, 2018) if we fail to (A) pay dividends for four or more quarterly dividend periods, whether or not consecutive, or (B) maintain the listing of our Series D Preferred Stock on a national securities exchange (the events listed in clauses (A) and (B) being "Penalty Events");

•
There is no mandatory redemption or stated maturity with respect to the Series D Preferred Stock, and it is not redeemable prior to September 30, 2018 unless there is a change in control and redemption occurs pursuant to a special right of redemption related to that change in control;

•	The redemption price is $25.00 per share plus any accrued and unpaid dividends;

•	Liquidation preference is $25.00 per share plus any accrued and unpaid dividends;

•
The Series D Preferred Stock is senior to all our other securities except our Series B Preferred Stock, which is senior to the Series D Preferred Stock, and ranks on parity with our Series C Preferred Stock;

•	The Series D Preferred Stock has been listed on the NYSE and is registered under our universal shelf; and

•
Holders of the Series D Preferred Stock have no voting rights, except: 1) as otherwise required by law; 2) with respect to any proposal to (A) create, authorize or increase the authorized or issued amount of any class or series of our equity securities which rank senior to the Series D Preferred Stock or (B) amend, alter or repeal any provision of our charter, as amended, in a manner which materially and adversely affects any right, preference, privilege or voting power of the holders of the Series D Preferred Stock; and 3) the holders of the Series D Preferred Stock will have the right to elect two directors to our board of directors upon the occurrence of a Penalty Event.

On October 17, 2013, our Board of Directors declared a dividend of approximately $0.44 per share on our Series D Preferred Stock which was paid on the next regularly scheduled dividend payment date of December 2, 2013, in accordance with the terms of our charter as December 1, 2013 was not a business day. The dividend payment is equivalent to an annualized 10.5% per share, based on the $25.00 per share stated liquidation preference for the Series D Preferred Stock, accruing from issuance in September 2013 through November 2013. The record date was November 15, 2013.

11.    INCOME TAXES

We have a significant deferred income tax liability related to the excess of the book carrying value of oil and gas properties over their collective income tax bases. This difference will reverse (through lower tax depletion deductions) over the remaining recoverable life of the properties, resulting in future taxable income in excess of income for financial reporting purposes. As an independent producer of domestic oil and gas, we take advantage of certain elective provisions presently in the Internal Revenue Code allowing for expensing of specified intangible drilling and development costs that are typically capitalized for book purposes. This temporary difference also reverses over the remaining life of the properties. As a result of these elections, we presently have U.S. federal and state net operating loss carryovers that are expected to be fully utilized against future taxable income resulting solely from the reversal of the temporary differences between the book carrying value of oil and gas properties and their tax bases. We are not relying on forecasts of taxable income from other sources in concluding that no valuation allowance is needed against any of our deferred tax assets. Our provision for income taxes for the second interim reporting period in fiscal 2014 is based on the actual year-to-date effective rate, as this is our best estimate of our annual effective tax rate for the full fiscal year. The

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(dollars in thousands, except share and per share data and unit and per unit data)

computation of the annual effective tax rate includes a forecast of our estimated “ordinary” income (loss), which is our annual income (loss) from operations before tax, excluding unusual or infrequently occurring (or discrete) items. Significant management judgment is required in the projection of ordinary income (loss) in order to determine the estimated annual effective tax rate. The level of income (or loss) projected for fiscal 2014 causes an unusual relationship between income (loss) and income tax expense (benefit), with small changes resulting in: (i) a potential significant impact on the rate and, (ii) potentially unreliable estimates. As a result, we computed the provision for income taxes for the three and six month periods ended October 31, 2013 and October 31, 2012 by applying the actual effective tax rate to the year-to-date income (loss), as permitted by GAAP. The effective tax rate for the year-to-date period ended October 31, 2013 is a benefit of (44%). The principal differences in our effective tax rate (benefit) for this period and the federal statutory rate of 35% are state income taxes, a favorable permanent difference related to mark-to-market accounting for Company warrants, and unfavorable permanent difference related to incentive stock options.  No valuation allowance was deemed necessary in order to fully benefit the Company's year-to-date loss due to the presence of sufficient future taxable income related to the excess of book carrying value in oil and gas properties over their corresponding tax bases.  No other sources of taxable income were considered by Management in reaching this conclusion. No significant cash payments of income taxes were made during the year-to-date period ended October 31, 2013, and no significant payments are expected during the succeeding nine months.

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
As of October 31, 2013 and April 30, 2013, the Company has reduced the basis of capitalized assets by $19,964 and $14,547 for expenditure and exploration credits, respectively. The reductions are recorded on our condensed consolidated balance sheets in oil and gas properties and equipment. As of October 31, 2013 and April 30, 2013, the Company had outstanding net receivables from the State of Alaska in the amount of $5,448 and $12,713, respectively.

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
This action was revived on August 4, 2011, when a breach of contract case was filed against us in the United States District Court for the Eastern District of Tennessee.  The case, styled CNX Gas Company, LLC v. Miller Energy Resources, Inc., Chevron Appalachia, LLC as successor in interest to Atlas America, LLC, Cresta Capital Strategies, LLC and Scott Boruff, arises from the same allegations as the previous action in the state court.  The federal case seeks money damages from us for breach of contract; however, unlike the previous action, it does not seek specific performance of the assignments at issue.  The Plaintiff claims that the other defendants tortiously interfered with, or induced the breach of, the letter of intent between us and the Plaintiff.  We have

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(dollars in thousands, except share and per share data and unit and per unit data)

filed our Answer and intend to vigorously defend this suit.  Discovery is complete, and trial is scheduled to begin on February 10, 2014.  Given the current stage of the proceedings in this case, we currently cannot assess the probability of losses, or reasonably estimate the range of losses, related to this matter.
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
On June 15, 2011, a breach of contract lawsuit was filed against us and CIE in the United States District Court for the Eastern District of Pennsylvania styled VAI, Inc. v. Miller Energy Resources, Inc., f/k/a Miller Petroleum, Inc. and Cook Inlet Energy, LLC. The Plaintiff alleges three causes of action: (1) breach of contract, (2) unjust enrichment, and (3) breach of the implied covenant of good faith and fair dealing. The case seeks damages in warrants to purchase our common stock and monetary damages for certain fees and expenses. The Sale Agreement with David Hall, Walter "JR" Wilcox, and Troy Stafford dated December 10, 2009 contains indemnification provisions relevant to this claim. We filed a Motion to Dismiss for lack of personal jurisdiction, but this motion was not granted by the court. We filed an Answer to the complaint in this case on October 10, 2012, and we have conducted discovery. We have filed a motion for summary judgment. Trial was set for November 4, 2013. On October 21, 2013, the trial was postponed with no new trial date having been set. On October 31, 2013, the judge ruled on our outstanding Motion for Summary Judgment, granting it as to the unjust enrichment claim and breach of the implied covenant of good faith and fair dealing claim, and denying it as to the breach of contract claim. We expect to proceed to trial on the breach of contract claim once a new trial date is set. Given the current stage of the proceedings in this case, we currently cannot assess the probability of losses, or reasonably estimate the range of losses, related to this matter.
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
On August 23, 2011, a derivative action was filed against us in Knox County Chancery Court.  The case is styled Marco Valdez, derivatively on behalf Miller Energy Resources, Inc. v. Deloy Miller, Scott M. Boruff, Jonathan S. Gross, Herman Gettelfinger, David Hall, Merrill A. McPeak, Charles M. Stivers, Don A. Turkleson, and David J. Voyticky, and Miller Energy Resources, Inc., nominal defendant.  The suit alleges the following causes of action: (1) Breach of Fiduciary Duty for disseminating false and misleading information; (2) Breach of Fiduciary Duty for failure to maintain internal controls; (3) Breach of Fiduciary Duty for failing to properly oversee and manage the company; (4) Unjust Enrichment; (5) Abuse of Control; Gross Mismanagement, and; (6) Waste of Corporate Assets.  The Plaintiff seeks unspecified money damages from the individual defendants, that we take certain actions with respect to our management, restitution to us, and the Plaintiff's attorney fees and costs. We have filed a Motion to Dismiss and, in the alternative, a Motion to Stay pending the outcome of the Class Action. The Plaintiff has agreed to stay this case awaiting a ruling on the plaintiff's appeal in the federal derivatives case in Lukas v. Miller Energy Resources, Inc., et al, as described in the next paragraph. The Plaintiff has also agreed to voluntarily dismiss the case in the event the plaintiff's appeal in Lukas is denied. On October 1, 2013, the Court entered an Order dismissing the case without prejudice on the motion of the Plaintiff. On October 24, 2013, we filed a Motion to Amend the Order of Dismissal as the agreement with the Plaintiff was that the case would be dismissed with prejudice if the Sixth Circuit Court of Appeals affirmed the dismissal of the Lukas case. Given the current stage of the proceedings in this case, we currently cannot assess the probability of losses, or reasonably estimate the range of losses, related to this matter.

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(dollars in thousands, except share and per share data and unit and per unit data)

On August 25, 2011, and August 31, 2011, two derivative actions were filed against us and our Board of Directors and former Chief Financial Officer in the United States District Court for the Eastern District of Tennessee. These cases were consolidated into Patrick P. Lukas, derivatively on behalf Miller Energy Resources, Inc. v. Merrill A. McPeak, Scott M. Boruff, Deloy Miller, Jonathan S. Gross, Herman Gettelfinger, David Hall, Charles M. Stivers, Don A. Turkleson, and David J. Voyticky, and Miller Energy Resources, Inc., nominal defendant. As noted below, this case has been dismissed by the trial court, but that dismissal is being appealed by the plaintiffs. It contained substantially similar claims as Valdez. The suit alleged the following causes of action: (1) Breach of Fiduciary Duty for disseminating false and misleading information; (2) Breach of Fiduciary Duty for failing to properly oversee and manage the company; (3) Unjust Enrichment; (4) Abuse of Control; (5) Gross Mismanagement, and; (5) Waste of Corporate Assets.  The Plaintiffs sought unspecified money damages from the individual defendants, to have us take certain actions with respect to our management, restitution to us, and the Plaintiffs' attorney fees and costs. We filed a Motion to Dismiss, which was granted on September 21, 2012. On October 16, 2012, a notice of appeal of this dismissal was filed by the Plaintiffs with the Sixth Circuit Court of Appeals. The appeal has been fully briefed, and the Court heard oral arguments on July 24, 2013. On September 19, 2013, the Court of Appeals affirmed the judgment of the District Court dismissing the case. On October 3, 2013, the Plaintiff filed a Motion for Rehearing En Banc. We filed our response to that motion on October 21, 2013, and we are currently awaiting a ruling. Given the current stage of the proceedings with respect to this case, we currently cannot assess the probability of losses, or reasonably estimate the range of losses, related to this matter.
On August 31, 2012, we terminated an agreement with Voorhees Equipment and Consulting, Inc. (“Voorhees”) for the construction and sale of the rig currently being used on the Osprey Platform, Rig 35. We terminated the agreement based on our belief that Voorhees was in breach of its obligations thereunder.  Although no action has been filed in connection with that termination, Voorhees has indicated its desire to arbitrate claims it believes it has under invoices arising between May 29, 2012 and August 31, 2012.  We believe we have grounds to dispute liability with respect to some or all of these outstanding invoices. In addition, we expect to assert counterclaims against Voorhees for damages exceeding the amounts Voorhees claims are owed to it, for breach of the relevant contract by Voorhees.  The parties have elected to engage a private arbitrator to settle this dispute and are currently conducting discovery.  The date of the arbitration has been postponed, but we expect that arbitration to begin on or about January 7, 2014.  Given the current stage of the proceedings with respect to this matter, we believe that any loss would be limited to the payment of the outstanding invoices of approximately $531, plus the cost of defense. Based on the information currently available, we have accrued our best estimate of the potential loss on our consolidated balance sheet. On September 18, 2013, we received a third-party complaint from Voorhees in connection with a lawsuit by Carlile Transportation Systems, Inc., in the Superior Court for the State of Alaska. The case is styled Carlile Transportation Systems, Inc. v. Voorhees Rig International, Inc. v. Cook Inlet Energy, LLC. The dispute is over unpaid transportation fees related to the transportation of equipment for Rig 35. These amounts are already the subject of the planned arbitration scheduled for January of 2014. As all disputes under the Rig 35 contract are subject to mandatory arbitration, we have filed a motion to compel arbitration.
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
Under the terms of the Performance Bond Agreement, the Company is obligated to fund an additional $12,000 towards the bond in addition to the amount held by the state in the escrow account. As of October 31, 2013, $1,000 of this amount has been funded. The remaining $11,000 (subject to annual inflation adjustments) will be funded through annual payments as follows:

July 1, 2014	$1,500
July 1, 2015	2,000
July 1, 2016	2,500
July 1, 2017	2,000
July 1, 2018	1,500
July 1, 2019	1,500
$11,000

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(dollars in thousands, except share and per share data and unit and per unit data)

15.    SUBSEQUENT EVENTS

North Fork Unit Acquisition Agreement
On November 22, 2013, CIE entered into a purchase and sale agreement by and among Armstrong Cook Inlet, LLC (“Armstrong”), GMT Exploration Company, LLC, Dale Resources Alaska, LLC, Jonah Gas Company, LLC and Nerd Gas Company, LLC (together, the “North Fork Sellers”) and CIE (the “North Fork Purchase Agreement”). Pursuant to the North Fork Purchase Agreement, CIE will acquire (i) a 100% working interest in six natural gas wells and related leases (consisting of approximately 16,465 net acres) referred to as the “North Fork Unit” in the Cook Inlet region of the State of Alaska, together with other associated rights, interests and assets (collectively, the “North Fork Properties”) and (ii) all the issued and outstanding membership interests (the “Anchor Point Equity”) of Anchor Point Energy, LLC, a limited liability company owning certain pipeline facilities and related assets which service the North Fork Properties, for $59,975 in cash, subject to certain adjustments described below and $5,000 of the Company’s Series D Preferred Stock (collectively, the “North Fork Acquisition”).
Under the terms of the North Fork Purchase Agreement, CIE is required to pay $3,000 in cash (the “Deposit”) to the North Fork Sellers. The Deposit will be applied toward the purchase price upon the closing of the acquisition of the North Fork Properties. If, prior to closing of the proposed acquisition of the North Fork Properties, CIE terminates the North Fork Purchase Agreement because closing has not occurred on or before March 1, 2014 as a result of certain conditions to CIE’s obligation to close (the “CIE Closing Conditions”) not having been met on before February 28, 2014, CIE will be entitled to be refunded the Deposit. If, prior to closing of the proposed acquisition of the North Fork Properties, (a) CIE and Armstrong agree to terminate the North Fork Purchase Agreement, (b) Armstrong elects to terminate the North Fork Purchase Agreement as a result of certain conditions to Armstrong’s obligation to close not having been met; or (c) either Armstrong or CIE elects to terminate the North Fork Purchase Agreement as a result of the closing not having occurred on or before February 28, 2014 for any reason (except where CIE’s performance has been excused because the CIE Closing Conditions have not seen satisfied), the North Fork Sellers will be entitled to retain the Deposit and, in the event of any termination pursuant to (ii)(b) or (c) above, receive an additional $10,000 payment from CIE as liquidated damages.
The North Fork Purchase Agreement contains customary representations and warranties and covenants, including provisions for indemnification, subject to the limitations described in the North Fork Purchase Agreement.
Under the terms of the North Fork Purchase Agreement, the purchase price will be adjusted in accordance with certain adjustment mechanisms contained in the North Fork Purchase Agreement, which includes an adjustment to provide CIE with the net proceeds from the North Fork Properties at all times after the closing. In addition, prior to the receipt of approval from the Regulatory Commission of Alaska of the proposed transfer of the Anchor Point Equity (the “RCA Approval”), CIE will pay Armstrong $25 per month as an overhead fee for its continued operation of Anchor Point Energy, LLC. Between the signing of the North Fork Purchase Agreement and the receipt of RCA Approval, the Anchor Point Energy, LLC will retain at least 60% of its estimated net income in its banks accounts, though the remaining 40% may be distributed to the North Fork Sellers. After the proposed acquisition of the Anchor Point Equity closes, the purchase price will be adjusted to reflect any difference in this amount retained by Anchor Point Energy, LLC based on any difference between the estimated net income of the entity as compared to its actual net income.
The closing of the proposed acquisition of the North Fork Properties is subject to satisfaction of customary closing conditions and is expected to occur on or before February 28, 2014. The closing of the proposed acquisition of the Anchor Point Equity is subject to customary closing conditions and the receipt of RCA Approval. Upon the closing of the acquisition of the North Fork Properties, the portion of the consideration consisting of Series D Preferred Stock and an assignment of Anchor Point Equity will be deposited into an escrow account and disbursed upon the closing of the acquisition of the Anchor Point Equity pursuant to the terms of the North Fork Purchase Agreement.

Series C Preferred Stock
Pursuant to our ATM Agreement with MLV, between October 31 and December 4 of 2013, we offered and sold an additional 116,092 shares of our Series C Preferred Stock, at prices ranging from $26.50 and $26.71 per share.  The Company received $3,082 in gross proceeds as a result of these sales, from which MLV was paid a commission of $108. These securities are registered for sale to the public pursuant to a prospectus, dated September 19, 2012, a prospectus supplement dated October 12, 2012, and the Company's registration statement on Form S-3 (Registration No. 333-183750) which was declared effective by the SEC on September 18, 2012.

MILLER ENERGY RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(dollars in thousands, except share and per share data and unit and per unit data)

Series D Preferred Stock
Pursuant to our Series D ATM Agreement with MLV, between October 31 and December 4 of 2013, we offered and sold an additional 32,781 shares of our Series D Preferred Stock, at prices ranging from $24.22 and $24.38 per share.  The Company received $796 in gross proceeds as a result of these sales, from which MLV was paid a commission of $24. These securities are registered for sale to the public pursuant to a prospectus, dated September 19, 2012, a prospectus supplement dated October 17, 2013, and the Company's registration statement on Form S-3 (Registration No. 333-183750) which was declared effective by the SEC on September 18, 2012.

Eighth Amendment to Apollo Loan Agreement
On December 9, 2013, we received the Eighth Amendment to the Loan Agreement. The Eighth Amendment granted a waiver from Apollo of a default under the interest coverage ratio covenant contained in the Loan Agreement. In addition, the Eighth Amendment amended the Loan Agreement to: (i) permit the North Fork Acquisition and the issuance of a corporate guaranty of certain obligations related to the North Fork Acquisition, (ii) delay the requirement that we maintain compliance with the interest coverage ratio covenant until the fiscal quarter ending October 31, 2014, and (iii) increase the covenant levels of the minimum daily gross production covenant in the Loan Agreement.

Expiration of Susitna Basin Exploration License #2 and Conversion of Some Acreage to Leases
On November 1, 2013, the Susitna Basin Exploration License #2 (“Susitna #2 License”) expired. Prior to expiration, we received confirmation from the State of Alaska that we had met our work commitment under the Susitna #2 License and were eligible to convert acreage under the license to leases. We applied for conversion of a total of 167,905 acres, and requested issuance of the proposed leases in three groups. The first group of leases consists of a total of 47,000 acres (the “Group 1 Leases”), which were issued with an effective date of November 1, 2013. The second group of leases consists of a total of 53,451 acres (the “Group 2 Leases”), and the third group of leases consists of a total of 67,454 leases (the “Group 3 Leases”). The State of Alaska has not yet issued the Group 2 Leases or the Group 3 Leases.
Upon award, an annual rental fee of $3.00 per acre was or will be due to the State of Alaska. The annual rental fee for all three groups of leases totals $504.

Payment of Dividends
On December 2, 2013, we paid a quarterly dividend of approximately $0.67 per share on the Series C Preferred Stock. The dividend payment is equivalent to an annualized 10.75% per share, based on the $25.00 per share stated liquidation preference, accruing from September 2013 through November 2013. The record date was November 15, 2013.
On December 2, 2013, we paid a quarterly dividend of approximately $0.44 per share on the Series D Preferred Stock. The dividend payment is equivalent to an annualized 10.5% per share, based on the $25.00 per share stated liquidation preference, accruing from issuance in September 2013 through November 2013. The record date was November 15, 2013.

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

Forward Looking Statements

We have made forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 concerning the Company's operations, economic performance and financial condition in this report, and our Annual Report on Form 10-K, as amended, for the year ended April 30, 2013, and may make other forward-looking statements from time to time in other public filings, press releases and discussions with our management. These forward-looking statements include information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, marketing and midstream activities, and also include those statements preceded by, followed by or that otherwise include the words "may," "could," "believes," "expects," "anticipates," "intends," "estimates," "projects," "target," "goal," "plans," "objective," "should" or similar expressions or variations on such expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that our expectations will prove to be correct. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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

Executive Overview

We are an independent exploration and production company that utilizes seismic data and other technologies for geophysical exploration, development and operation of oil and gas wells in the Appalachian region of east Tennessee and in southcentral Alaska.  Occasionally, during times of excess capacity, we offer these services on a contract basis to third-party customers primarily engaged in our core competency - oil and natural gas exploration and production.

Strategy
Our mission is to grow a profitable exploration and production company for the long-term benefit of our shareholders by focusing on the development of our reserves, continued expansion of our oil and natural gas properties and increasing our production and related cash flow. We intend to accomplish these objectives through the execution of our core strategies, which include:

•
Develop Acquired Acreage. We are focused on organically growing production through drilling for our own benefit on existing leases and acreage in the exploration licenses with a view towards retaining the majority of working interest in the new wells. This strategy allows us to maintain operational control, which we believe will translate to long-term benefits;

•
Increase Production. We are increasing oil and gas production through the maintenance, repair and optimization of wells located in the Cook Inlet region and development of wells in the Appalachian region of east Tennessee. Our operational team employs a combination of the latest available technologies along with tried and true technologies to restore as well as explore and develop our properties;

•
Expand Our Revenue Stream. We intend to fully exploit our mid-stream facilities, such as our injection wells and the Kustatan Production Facility, our ability to engage in the commercial disposal of waste generated by oil and gas operations, and our capacity to process third party fluids and natural gas and, when available, to offer excess electrical power to net users in the Cook Inlet region; and

•
Pursue Strategic Acquisitions. We have significantly increased our oil and gas properties through strategic low-cost / high-value acquisitions. Under the same strategy, our management team continues to seek opportunities that meet our criteria for risk, reward, rate of return and growth potential. We pursue value-creating acquisitions when the opportunities arise, subject to the availability of sufficient capital.

(dollars in thousands, except share and per share data and unit and per unit data)

Our management team is focused on maintaining the financial flexibility required to successfully execute these core strategies.
Our future oil and natural gas reserves and production and, therefore, our cash flow and income are highly dependent on our success in efficiently developing current reserves and economically finding, acquiring and developing additional recoverable reserves. We may not be able to find, acquire or develop additional reserves to replace our current and future production at acceptable costs, which could materially adversely affect our business, financial condition and results of operations. We are focused on adding reserves through new drilling and well workovers and recompletions of our current wells. Additionally, we will seek to grow our production and our asset base by pursuing both organic growth opportunities and acquisitions of producing oil and natural gas reserves that are suitable for us.

Financial and Operating Results
We continued to utilize operational cash flow along with funds raised from sales of our Series C Preferred Stock made in "at-the-market" and "follow-on" public offerings, along with the initial public offering of our Series D Preferred Stock, to support our capital expenditures during our second quarter of fiscal 2014. For the six-month period ended October 31, 2013, we reported notable achievements in several key areas. Highlights for the period include:

•
Starting May 1, 2013, and periodically during the six month period, we issued 602,300 shares of our Series C Preferred Stock in "at-the-market" offerings pursuant to the Series C ATM Agreement and a prospectus supplement dated October 12, 2012 (issued under our existing S-3 registration statement, filed with the SEC as file number 333-183750). These sales were made at an average price on the date of such sale ranging from $21.48 to $22.35 per share. We received net proceeds of $12,550 in connection with these sales.

•
On May 10, 2013, we issued 500,000 shares of our Series C Preferred Stock in a "follow-on" best efforts public offering. The shares were registered in the prospectus supplement dated May 7, 2013 and we received net proceeds of $10,320.

•
Effective May 15, 2013, we entered into a new commercial gas sales agreement in the Cook Inlet region. We will primarily deliver gas on the new agreement with production from the RU-3 and RU-4A wells in the Redoubt Shoals field. Contractual gas sales commenced during the month of May and continued throughout the period.

•
On June 19, 2013, we began drilling our Sword #1 well located near our West McArthur River Unit ("WMRU") in the Cook Inlet region. The Sword #1 well has been planned as an extended reach well intended to be drilled directionally to approximately 19,000 feet in an adjacent fault block to the WMRU. The 3D seismic data shows a faulted four-way closure and an estimated 240-acre structure with an estimated ultimate recovery ("EUR") of approximately 800,000 barrels of oil from the Sword #1 well.

•
On June 20, 2013, we brought a new oil well, RU-2A, into production. This well is a sidetrack of a previously producing oil well, RU-2. After clearing the well of drilling fluids from the sidetrack, a subsequent well test showed an initial production of 1,281 barrels of oil per day with a water cut of 19%. The rate of production has averaged 1,146 barrels of oil per day through October 31, 2013.

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

•
On July 25, 2013, we elected Marceau Schlumberger to our board of Directors. Mr. Schlumberger is Miller's sixth independent director. Mr. Schlumberger has nearly twenty years of investment banking experience, including international and domestic mergers and acquisitions, restructuring, strategic analysis, and financial experience.

•
On August 5, 2013, we entered into the Sixth Amendment to our Apollo Credit Facility which allowed us to borrow an additional $20,000 at a temporarily reduced interest rate of 9%. For additional information on the Sixth Amendment and the Apollo Credit Facility, refer to Note 7 - Debt.

•
On August 17, 2013, we successfully brought our RU-1A oil well online. The well is a sidetrack of a previously producing oil well, RU-1. The newly completed well displayed an initial production rate of 700 barrels of oil per day and an approximate water cut of 5%. The rate of production has averaged 671 barrels of oil per day through October 31, 2013.

•	On September 30, 2013, we completed our initial public offering of our Series D Preferred Stock, issuing 1,000,000 shares at $25.00 per share with net proceeds of $23,125.

(dollars in thousands, except share and per share data and unit and per unit data)

•
On September 30, 2013, we completed negotiations for a multi-year gas sales agreement with Chugach Electric Association, Inc., the largest electric utility in Alaska. The contract was submitted to the Regulatory Commission of Alaska and was approved on November 25, 2013.

•	On October 12, 2013, we brought our RU-5B oil well online. At October 31, 2013, the well was producing approximately 250 bopd.

•
On October 15, 2013, we brought our Brimstone H-1 well online in Tennessee. Similar to our other horizontal wells, this well requires additional testing. At October 31, 2013, the well had produced 670 bbls of oil.

•	On October 23, 2013, we reached total depth on our Sword #1 well. On November 20, 2013, we brought the well online. Its initial production rate was 883 bopd.

•
On October 24, 2013, we received our Underground Injection Control ("UIC") permit from the Environmental Protection Agency ("EPA"). We intend to re-inject gas into a vertical well adjacent to our CPP H-1 horizontal well in Tennessee to maintain reservoir pressure and hopefully increase production.

•	On October 31, 2013, we completed our rework of our RU-D1 disposal well to prepare for additional drilling activity on the Osprey platform.
Subsequent to the end of the second quarter of fiscal 2014, we spudded our WMRU-8 oil well on November 28, 2013, and we expect to reach total depth on this well within 90 days.

Fiscal 2014 Outlook
As we head into the third quarter of fiscal 2014, we believe our inventory of recompletion, workovers, exploration and development projects and newly acquired assets offer numerous growth opportunities. We are in the process of drilling two wells in Alaska, our Otter gas well and our WMRU-8 oil well, and completing preparatory work to begin drilling our RU-9 offshore oil well. We continue to work on proving the horizontal well concept in Tennessee and expect to make significant progress now that we have received a gas reinjection permit from the EPA, which is crucial to our plans to optimize our CPP H-1 well. We have several additional development projects planned, which we expect will contribute to our production in fiscal 2014. No assurance can be made regarding the success of these development and recompletion efforts. Our current fiscal 2014 capital budget is $297,000. The majority of this budget is expected to be spent on projects in Alaska, with the remaining amount allocated to our Appalachian region. Due to the uncertainty associated with changes in commodity prices, we closely monitor our cost levels and revise our capital budgets based on changes in forecasted cash flows. This means our plan for capital expenditures may change as a result of anticipated changes in the market place. Further, our ability to fully utilize the budget will be dependent on a number of factors including, but not limited to, access to capital, favorable weather and regulatory approval.
Although we expect to sell our Series C and Series D Preferred Stock in “at-the-market” offerings during fiscal 2014, we cannot guarantee that market conditions will continue to permit such sales at prices we would find acceptable. If market conditions are unfavorable, cash generated from those offerings would not be available to us.

Significant Operational Factors

•
Realized Prices: Our average realized oil price for the three and six months ended October 31, 2013 was $102.65 and $103.41, respectively, as compared to $105.68 and $102.60, respectively, for the same periods in the prior year. These results exclude the impact of commodity derivative settlements.

•
Production: Our net production, excluding fuel gas, for the three and six months ended October 31, 2013 was 193,261 boe and 318,340 boe as compared to 78,145 boe and 155,040 boe, respectively, for the same periods in the prior year.

•	Capital Expenditures and Drilling Results: During the three and six months ended October 31, 2013, we paid $51,147 and $67,121, respectively, in capital expenditures.

We experience earnings volatility as a result of not using hedge accounting for our crude oil commodity derivatives, which are used to hedge our exposure to changes in commodity prices. This accounting treatment can cause earnings volatility as the positions of future crude oil production are marked-to-market. The non-cash gains or losses are included on our condensed consolidated statement of operations until the derivatives are cash settled as the commodities are produced and sold. We do not enter into speculative trading positions and we only use commodity derivatives to lock in the future sales price for a portion of our expected crude oil production.

(dollars in thousands, except share and per share data and unit and per unit data)

Results of Operations

Three Months Ended October 31, 2013 Compared to Three Months Ended October 31, 2012
Revenues

	For the Three Months Ended October 31,
	2013	Increase (Decrease)	2012
Oil revenues:
Cook Inlet	$17,767	135%	$7,568
Appalachian region	639	70	376
Total	$18,406	132	$7,944
Natural gas revenues:
Cook Inlet	$197	795	$22
Appalachian region	86	(4)	90
Total	$283	153	$112
Other revenues:
Cook Inlet	$(113)	(104)	$2,526
Appalachian region	220	(4)	228
Total	107	(96)	2,754
Total revenues	$18,796	74%	$10,810

Net Production

	For the Three Months Ended October 31,
	2013	Increase (Decrease)	2012
Oil volume - bbls:
Cook Inlet	175,474	159%	67,832
Appalachian region	5,832	46	3,997
Total	181,306	152	71,829
Natural gas volume[1]- mcf:
Cook Inlet	44,478	860	4,632
Appalachian region	27,249	(18)	33,265
Total	71,727	89	37,897
Total production[2] - boe:
Cook Inlet	182,887	167	68,604
Appalachian region	10,374	9	9,541
Total	193,261	147%	78,145
———————

[1]	Cook Inlet natural gas volume excludes natural gas produced and used as fuel gas.

[2]
These figures show production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the current price ratio between the two products.

(dollars in thousands, except share and per share data and unit and per unit data)

Pricing
Oil Prices
All of our oil production is sold at prevailing market prices, which are subject to fluctuations driven by market factors outside of our control. As volatility increases in response to the rise in global demand for oil combined with economic uncertainty, prices will continue to experience volatility at unpredictable levels. Prices received for crude oil in the second quarter of 2014 were 3% below the same period last year. For the three months ended October 31, 2013, realized oil prices averaged $102.65 per bbl, compared with $105.68 per bbl for the same period in the prior year.
Natural Gas Prices
Natural gas is subject to price variances based on local supply and demand conditions. Prices received for natural gas in the second quarter of fiscal 2014 increased over the same period last year. For the three months ended October 31, 2013, realized natural gas prices averaged $3.91 per mcf, compared with $2.95 per mcf for the same period in the prior year. The increase in the averaged realized gas prices resulted from our new natural gas sales contract in the Cook Inlet region.
Oil Revenues
During the second quarter of fiscal 2014, oil revenues totaled $18,406, 132% higher than the same period in the prior year. The increase resulted from a 152% increase in production partially offset by a 3% decrease in realized oil prices. Oil sales represented 98% of our second quarter consolidated total revenues. Oil production increased 109,477 bbls, driven by a 107,642 bbls increase in the Cook Inlet region and a 1,835 bbls increase in the Appalachian region. The production increase in the Cook Inlet region resulted from RU-1A and RU-2A in our Redoubt Shoals field being on line during the three months ended October 31, 2013. The production increase in the Appalachian region is a result of new production from our CPP H-1 well.
Natural Gas Revenues
During the second quarter of fiscal 2014, natural gas revenues totaled $283, 153% higher than the same period in the prior year. The increase resulted from a combination of a 33% increase in average realized prices and a 89% increase in production. The increase in the averaged realized gas prices resulted from our new natural gas sales contract in the Cook Inlet region. The increase in natural gas production resulted from selling natural gas in excess of our fuel gas needs from our RU-3 and RU-4A wells in the Cook Inlet region. Natural gas represented 2% of our second quarter consolidated total revenues.
Other Revenues
Other revenues primarily represent revenues generated from contracts for road building, plugging, drilling, maintenance and repair of third party wells as well as rental income we receive for services and use of facilities in the Cook Inlet region. During the second quarters of fiscal 2014 and 2013, other revenues totaled $107 and $2,754, respectively. The decrease resulted from lower revenue from our grind and inject facility which allows for the processing and safe disposal of solid material that is extracted as a byproduct of drilling wells, coupled with having revenue from a road building contract in the same period last year.

Cost and Expenses
The table below presents a comparison of our expenses for the three months ended October 31, 2013 and 2012:

	For the Three Months Ended October 31,
	2013	2012	$ Variance	% Variance
Oil and gas operating costs	$6,163	$4,871	$1,292	27%
Cost of other revenues	304	2,485	(2,181)	(88)
General and administrative	7,145	6,208	937	15
Exploration expense	148	28	120	429
Depreciation, depletion and amortization	9,018	3,062	5,956	195
Accretion of asset retirement obligation	301	285	16	6
Other operating expense, net	—	(40)	40	100
Total costs and expenses	$23,079	$16,899	$6,180	37%

Oil and Gas Operating Costs
Oil and gas operating costs increased $1,292 from second quarter fiscal 2013, or 27%. The increase in production and oil and gas operating costs are directly attributable to increased production and drilling activity. The increased production creates

(dollars in thousands, except share and per share data and unit and per unit data)

additional labor and camp facility costs, well maintenance and transportation costs. The addition of new producing wells and increased drilling activity substantially increases the cost of control of well insurance.
Cost of Other Revenues
Our business is primarily focused on exploration and production activities. The cost of other revenues represent costs of services to third parties as a result of excess capacity and are derived from the direct labor costs of employees associated with these services, as well as costs associated with equipment, parts and repairs. During the second quarter of fiscal 2014, we experienced decreases in cost of other revenues in the Cook Inlet region as we had limited projects during the period.

	For the Three Months Ended October 31,
	2013	Increase (Decrease)	2012
Direct labor	$140	(93)%	$2,022
Equipment	36	(84)	220
Repairs	115	(44)	207
Insurance	—	(100)	17
Other	13	(32)	19
Total	$304	(88)%	$2,485

General and Administrative Expenses
General and administrative ("G&A") expenses include the costs of our employees, related benefits, professional fees, travel and other miscellaneous general and administrative expenses.

	For the Three Months Ended October 31,
	2013	Increase (Decrease)	2012
Salaries	$1,453	59%	$911
Professional fees	1,991	39	1,431
Travel	533	12	477
Employee benefits	411	86	221
Stock-based compensation	1,781	(33)	2,639
Other	976	84	529
Total	$7,145	15%	$6,208

G&A expenses increased $937 from second quarter fiscal 2013, or 15%. Salaries increased 59% from the same period in the prior fiscal year due to an increase in our corporate accounting staff from the prior period, additions to our engineering and support staff in the Cook Inlet region, and as a result of salary increases of our named executive officers effective as of July 17, 2013. Professional fees increased 39% over the same period last year due to an increase in accounting, capital-raising, legal and investor relations activities during the quarter. Stock-based compensation declined 33% due to the expense associated with awards that became fully vested exceeding the expense associated with newly granted awards. The increase in other expense resulted from an increase in liability insurance premiums due to our increased drilling activities and an increase in office rent related to the addition of office space in both Tennessee and Alaska.
Exploration Expense
Exploration expense consists of abandonments of drilling locations, dry hole costs, delay rentals, geological and geophysical costs, and the impairment, amortization and abandonment associated with leases on unproved properties.

(dollars in thousands, except share and per share data and unit and per unit data)

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization (“DD&A”) expenses include the DD&A of leasehold costs and equipment. Depletion is calculated on a unit-of-production basis. Depreciation is calculated on a straight-line basis.

	For the Three Months Ended October 31,
	2013	Increase (Decrease)	2012
Depletion:
Cook Inlet region	$7,802	318%	$1,865
Appalachian region	193	(12)	220
	7,995	283	2,085
Depreciation:
Cook Inlet region	127	112	60
Appalachian region	896	(3)	926
	1,023	4	986
Total DD&A	$9,018	194%	$3,071

The increase in DD&A is primarily a result of increased production from our Alaska properties and Rig-35 being in service during the three months ended October 31, 2013.

Other Income and Expense
The following table shows the components of other income and expense for the second quarters indicated.

	For the Three Months Ended October 31,
	2013	Increase (Decrease)	2012
Interest expense, net	$(1,363)	(11)%	$(1,537)
Loss on derivatives, net	(4,190)	105	(2,045)
Other expense, net	(2)	(99)	(300)
Total	$(5,555)	43%	$(3,882)

Interest Expense, Net
Interest expense, net, decreased $174 from the second quarter of fiscal 2013, or 11%.
Loss on Derivatives, Net
We experience earnings volatility as a result of not using hedge accounting to account for changes in commodity prices. As the positions used to hedge future oil production are marked-to-market, both realized and unrealized gains or losses are included on our condensed consolidated statements of operations. We do not engage in speculative trading and utilize commodity derivatives only as a mechanism to lock in future prices for a portion of our expected crude oil production.
During the second quarter of fiscal 2014, we recorded a $4,190 loss on derivatives, as compared to a $2,045 loss on derivatives in the second quarter of fiscal 2013.

(dollars in thousands, except share and per share data and unit and per unit data)

Results of Operations

Six Months Ended October 31, 2013 Compared to Six Months Ended October 31, 2012
Revenues

	For the Six Months Ended October 31,
	2013	Increase (Decrease)	2012
Oil revenues:
Cook Inlet	$29,401	99%	$14,810
Appalachian region	1,263	62	780
Total	$30,664	97	$15,590
Natural gas revenues:
Cook Inlet	$353	1,161	$28
Appalachian region	200	20	167
Total	$553	184	$195
Other revenues:
Cook Inlet	$134	(95)	$2,799
Appalachian region	453	(7)	488
Total	587	(82)	3,287
Total revenues	$31,804	67%	$19,072

Net Production

	For the Six Months Ended October 31,
	2013	Increase (Decrease)	2012
Oil volume - bbls:
Cook Inlet	283,908	111%	134,590
Appalachian region	12,807	54	8,342
Total	296,715	108	142,932
Natural gas volume[1]- mcf:
Cook Inlet	72,651	1,148	5,823
Appalachian region	57,097	(15)	66,830
Total	129,748	79	72,653
Total production[2] - boe:
Cook Inlet	296,017	118	135,560
Appalachian region	22,323	15	19,480
Total	318,340	105%	155,040
———————

[1]	Cook Inlet natural gas volume excludes natural gas produced and used as fuel gas.

[2]
These figures show production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the current price ratio between the two products.

(dollars in thousands, except share and per share data and unit and per unit data)

Pricing
Oil Prices
All of our oil production is sold at prevailing market prices, which are subject to fluctuations driven by market factors outside of our control. As volatility increases in response to the rise in global demand for oil combined with economic uncertainty, prices will continue to experience volatility at unpredictable levels. Prices received for crude oil in the first six months of 2014 were 1% above the same period last year. For the six months ended October 31, 2013, realized oil prices averaged $103.41 per bbl, compared with $102.60 per bbl for the same period in the prior year.
Natural Gas Prices
Natural gas is subject to price variances based on local supply and demand conditions. Prices received for natural gas in the second quarter of fiscal 2014 were substantially higher than the same period last year. For the six months ended October 31, 2013, realized natural gas prices averaged $4.23 per mcf, compared with $2.68 per mcf for the same period in the prior year. The increase in the averaged realized gas prices resulted from our new natural gas sales contract in the Cook Inlet region.
Oil Revenues
During the first six months of fiscal 2014, oil revenues totaled $30,664, 97% higher than the same period in the prior year. The increase resulted from a 108% increase in production and a 1% increase in realized oil prices. Oil sales represented 96% of our consolidated total revenues for the six month period. Oil production increased 153,783 bbls, driven by a 149,318 bbls increase in the Cook Inlet region and a 4,465 bbls increase in the Appalachian region. The production increase in the Cook Inlet region resulted from RU-1A and RU-2A in our Redoubt Shoals field being on line for a substantial portion of the six months ended October 31, 2013. The production increase in the Appalachian region is a result of new production from our CPP H-1 well.
Natural Gas Revenues
During the first six months of fiscal 2014, natural gas revenues totaled $553, 184% higher than the same period in the prior year. The increase resulted from a combination of a 58% increase in average realized prices and a 79% increase in production. The increase in the averaged realized gas prices resulted from our new natural gas sales contract in the Cook Inlet region. The increase in natural gas production resulted from selling natural gas in excess of our fuel gas needs from our RU-3 and RU-4A wells in the Cook Inlet region. Natural gas represented 2% of our consolidated total revenues for the six month period.
Other Revenues
Other revenues primarily represent revenues generated from contracts for road building, plugging, drilling, maintenance and repair of third party wells as well as rental income we receive for services and use of facilities in the Cook Inlet region. During the first six months of fiscal 2014 and 2013, other revenues totaled $587 and $3,287, respectively. The decrease resulted from lower revenue from our grind and inject facility which allows for the processing and safe disposal of solid material that is extracted as a byproduct of drilling wells, coupled with having revenue from a road building contract in the same period last year.

Cost and Expenses
The table below presents a comparison of our expenses for the six months ended October 31, 2013 and 2012:

	For the Six Months Ended October 31,
	2013	2012	$ Variance	% Variance
Oil and gas operating costs	$12,428	$8,845	$3,583	41%
Cost of other revenues	588	3,033	(2,445)	(81)
General and administrative	13,505	11,538	1,967	17
Exploration expense	434	57	377	661
Depreciation, depletion and amortization	14,710	6,187	8,523	138
Accretion of asset retirement obligation	598	569	29	5
Other operating expense, net	—	(65)	65	100
Total costs and expenses	$42,263	$30,164	$12,099	40%

Oil and Gas Operating Costs
Oil and gas operating costs increased $3,583 from the first six months of fiscal 2013, or 41%. The increased oil and gas operating costs are directly attributable to increased production and drilling activity. The increased production creates additional

(dollars in thousands, except share and per share data and unit and per unit data)

labor and camp facility costs, well maintenance and transportation costs. The increased drilling activity substantially increases the cost of control of well insurance.
Cost of Other Revenues
Our business is primarily focused on exploration and production activities. The cost of other revenues represent costs of services to third parties as a result of excess capacity and are derived from the direct labor costs of employees associated with these services, as well as costs associated with equipment, parts and repairs. During the first six months of fiscal 2014, we experienced decreases in cost of other revenues in the Cook Inlet region as we had limited projects during the period.

	For the Six Months Ended October 31,
	2013	Increase (Decrease)	2012
Direct labor	$307	(87)%	$2,309
Equipment	75	(76)	312
Repairs	186	(43)	328
Insurance	—	(100)	55
Other	20	(31)	29
Total	$588	(81)%	$3,033

General and Administrative Expenses
General and administrative ("G&A") expenses include the costs of our employees, related benefits, professional fees, travel and other miscellaneous general and administrative expenses.

	For the Six Months Ended October 31,
	2013	Increase (Decrease)	2012
Salaries	$2,376	33%	$1,783
Professional fees	4,153	48	2,815
Travel	986	16	848
Employee benefits	824	91	431
Stock-based compensation	3,380	(28)	4,715
Other	1,786	89	946
Total	$13,505	17%	$11,538

G&A expenses increased $1,967 from the first six months of fiscal 2013, or 17%. Salaries increased 33% from the same period in the prior fiscal year due to an increase in our corporate accounting staff from the prior period, additions to our engineering and support staff in the Cook Inlet region, and as a result of salary increases for our named executive officers effective as of July 17, 2013. Professional fees increased 48% over the same period last year due to an increase in accounting, capital-raising, legal and investor relations activities during the quarter. Stock-based compensation declined 28% due to the expense associated with awards that became fully vested exceeding the expense associated with newly granted awards. The increase in other expense resulted from an increase in liability insurance premiums due to our increased drilling activities and an increase in office rent related to the addition of office space in both Tennessee and Alaska.
Exploration Expense
Exploration expense consists of abandonments of drilling locations, dry hole costs, delay rentals, geological and geophysical costs, and the impairment, amortization and abandonment associated with leases on unproved properties.

(dollars in thousands, except share and per share data and unit and per unit data)

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization (“DD&A”) expenses include the DD&A of leasehold costs and equipment. Depletion is calculated on a unit-of-production basis. Depreciation is calculated on a straight-line basis.

	For the Six Months Ended October 31,
	2013	Increase (Decrease)	2012
Depletion:
Cook Inlet region	$11,994	169%	$4,460
Appalachian region	538	22	440
	12,532	156	4,900
Depreciation:
Cook Inlet region	245	108	118
Appalachian region	1,933	65	1,169
	2,178	69	1,287
Total DD&A	$14,710	138%	$6,187

The increase in DD&A is primarily a result of increased production from our Alaska properties and Rig-35 being in service during the six months ended October 31, 2013.

Other Income and Expense
The following table shows the components of other income and expense for the six months ended October 31, 2013 and 2012, as indicated.

	For the Six Months Ended October 31,
	2013	Increase (Decrease)	2012
Interest expense, net	$(3,644)	118%	$(1,668)
Gain (loss) on derivatives, net	(7,266)	(205)	6,896
Other expense, net	(16)	(96)	(375)
Total	$(10,926)	(325)%	$4,853

Interest Expense, Net
Interest expense, net, increased $1,976 from the first six months of fiscal 2013, or 118%. The increase in interest expense resulted from a combination of higher debt balances, a reduction in the percentage of interest expense that could be capitalized on self-constructed assets and administration fees on the Apollo Credit Facility.
Gain (Loss) on Derivatives, Net
We experience earnings volatility as a result of not using hedge accounting to account for changes in commodity prices. As the positions used to hedge future oil production are marked-to-market, both realized and unrealized gains or losses are included on our condensed consolidated statements of operations. We do not engage in speculative trading and utilize commodity derivatives only as a mechanism to lock in future prices for a portion of our expected crude oil production.
During the first six months of fiscal 2014, we recorded a $7,266 loss on derivatives as compared to a $6,896 gain on derivatives during the first same period of fiscal 2013.

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
For the three and six months ended October 31, 2013, we experienced an operating loss. We anticipate that our operating expenses will continue to increase as we fully develop our assets in the Cook Inlet and Appalachian regions. Although we expect an increase in revenues from these development activities, we will continue depleting our cash resources to fund drilling and workover activities as well as other operating expenses until such time as we are able to significantly increase our revenues above costs.
We believe that the liquidity and capital resource alternatives available to us through the public offerings of Series C and Series D Preferred Stock, in both “at-the-market” sales in additional underwritten offerings, combined with additions to the borrowing base under our Apollo Credit Facility which may become available and internally generated cash flows and other potential sources of funds, will be adequate to fund our short-term and long-term operations, including our capital budget, repayment of debt maturities, and any amount that may ultimately be paid in connection with contingencies; however, the Apollo Credit Facility gives Apollo control of certain operational accounts (the "Restricted Accounts").
Apollo's control notwithstanding, absent an event of default, the Apollo Credit Facility requires that Apollo release to us funds needed to pay for approved operational activity ("Required Releases"), subject to certain limitations on the order in which we undertake new projects, and for the payment of certain permitted expenses that arise in the ordinary course of business. The release of funds for other purposes is subject to Apollo's discretion, except that, absent an event of default and so long as at least half of these funds are spent on projects included in our plan of development, we do have the right to use 50% of all proceeds raised from sales of equity securities in excess of $20,000 on such matters as we see fit. We reached this $20,000 threshold on October 5, 2012, the date of the initial public offering of Series C Preferred Stock. The intent of the restrictions in the Apollo Credit Facility on our ability to access cash in our accounts is to require the Company allocate available cash to high-priority projects first and to control spending that is not strongly linked to the development of our existing assets. To date, the restrictions have not impeded our ability to run the business in any way, except that we have requested from time to time that Apollo agree to change the priorities of certain projects on our approved plan of development to better respond to changing market conditions in the Cook Inlet region. Periodic adjustments to our approved plan of development were contemplated by the terms of the Apollo Credit Facility, and, to date, Apollo has granted our requests when made. Were an event of default to occur under the Loan Agreement, including a failure to comply with the restrictive covenants contained in the Loan Agreement, Apollo would have the authority to prevent our accessing the Restricted Accounts. We do not anticipate that the restrictions placed on our accounts under the Apollo Credit Facility will interfere with, or require any alteration of, management's overall plans in the future, subject to the need to make additional adjustments to the approved plan of development as market conditions change. As of October 31, 2013, we were in compliance with the asset coverage and minimum gross production covenants, but not the interest coverage ratio covenant. On December 9, 2013, we received an amendment and waiver from Apollo ("Eighth Amendment") which, among other matters (see Note 15 - Subsequent Events), waived our non-compliance with that interest coverage ratio requirement as of October 31, 2013 and amended our next testing date for the interest coverage ratio to October 31, 2014.
Pursuant to the Acknowledgment and Amendment No. 2 to the Loan Agreement, upon each sale of our Series C Preferred Stock, we have agreed to deposit a portion of the proceeds of the sale into a separate account (the "Dividend Account") in an amount at least equal to the dividends scheduled to come due on our Series B Preferred Stock and our Series C Preferred Stock on or prior to September 3, 2013. On September 3, 2013, we paid a cash dividend on the Series B Preferred Stock and our Series C Preferred Stock of approximately $6.05 and approximately $0.67 per share, respectively, in accordance with the terms of the Series B Preferred Stock and the Series C Preferred Stock as set forth in our charter. Following this payment of dividends, the Dividend Account will remain empty.

(dollars in thousands, except share and per share data and unit and per unit data)

Current restricted cash balances include amounts held in escrow to secure company related credit cards. As of October 31, 2013 and April 30, 2013, current restricted cash also includes $149 and $7,144 of cash temporarily held in an account that is controlled by our lender and is inclusive of the aforementioned dividend account. Non-current restricted cash balances include amounts held in escrow to provide for the future plugging and abandonment of wells, the possible dismantling of our off-shore platform, performance bonds, and general liability bonds.

Sources and Uses of Cash
The following table presents the sources and uses of our cash and cash equivalents for the periods presented:

	For the Six Months Ended October 31,
	2013	2012
Sources of cash and cash equivalents:
Net cash provided by operating activities	4,174	$6,657
Proceeds from borrowings, net of debt acquisition costs	18,100	36,201
Proceeds from Alaska production tax credits	9,668	64
Proceeds from sale of equipment	—	2,000
Exercise of equity rights	2,283	3,831
Issuance of preferred stock, net of issuance costs	52,650	16,828
Release of restricted cash	5,027	—
Other proceeds	3	—
	91,905	65,581
Uses of cash and cash equivalents:
Cash dividends	(3,258)	—
Capital expenditures for oil and gas properties	(66,171)	(11,228)
Prepayment of drilling costs	(2,192)	—
Purchase of equipment and improvements	(950)	(7,719)
Payments on debt	—	(24,130)
Redemption of preferred stock	—	(11,240)
Increase in restricted cash	—	(10,892)
	(72,571)	(65,209)

Increase in cash and cash equivalents	$19,334	$372

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
Net cash provided by operating activities for the first half of fiscal 2014 totaled $4,174, down $2,483 from the same period in fiscal 2013. The decrease resulted primarily from an unfavorable shift in the timing of cash receipts and payments to vendors in the ordinary course of business which was partially offset by a decrease in net loss excluding non-cash expenses of $2,805.
Proceeds from Credit Facilities and Other Items
During the first six months of fiscal 2013, borrowings under our Apollo Credit Facility totaled $40,000. In connection with the establishment of the new facility, we incurred approximately $3,799 in debt acquisition costs. The proceeds were used to repay our Guggenheim credit facility and redeem our outstanding Series A Cumulative Preferred Stock. During the first six months of fiscal 2014, borrowings under our Apollo Credit Facility totaled $20,000, and we incurred $1,900 in loan origination and amendment fees. For additional information on the credit facilities, please see Note 7 - Debt.

(dollars in thousands, except share and per share data and unit and per unit data)

During the first six months of our 2014 fiscal year, 836,820 stock options and warrants were exercised that provided $2,283 in proceeds from the exercise of equity rights compared to the $3,831 reflected in the same period for the prior year. The decrease was due to fewer stock options and warrants exercised in the current year as compared to the same period in the prior year.
The significant increase in net cash flows provided by financing activities was a result of $31,333 received from issuances of our Series C Preferred Stock, partially offset by issuance costs of $1,808, and $25,000 received from the issuance of our Series D Preferred Stock, partially offset by issuance costs of $1,875 during the first six months of fiscal 2014.
For the six months ended October 31, 2013, release of restricted cash was $5,027 as compared to an increase in restricted cash of $10,892 in the same period last year. The classification of the net change in restricted cash is dependent on whether unrestricted cash is transferred to or from our restricted cash accounts, on a net basis.
Short-term restricted cash primarily relates to the Restricted Accounts controlled by Apollo and the Dividend Account, which is subject to contractual restriction discussed above. Apollo requires revenues and certain other items to be deposited directly into the Restricted Accounts. As Apollo controls the Restricted Accounts, it has the ability to prevent disbursements from those accounts to our unrestricted cash accounts; subject to the Required Releases discussed above. Amounts deposited into Restricted Accounts in excess of interest on the credit facility, lender fees, etcetera are generally released to us in a timely manner. Accordingly, the amount released from or transferred to our Restricted Accounts depends on hold backs and the timing of transfers at Apollo's discretion. In addition, prior to September 3, 2013, Apollo required we maintain a balance in the Dividend Account sufficient to meet certain dividend payments on our Series B and Series C Preferred Stock, and which we were, under the terms of the Loan agreement, prohibited from using for any other purpose.
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
On July 18, 2013, our Board of Directors declared a dividend of approximately $0.67 per share on our Series C Preferred Stock. The dividend payment is equivalent to an annualized 10.75% per share, based on the $25.00 per share stated liquidation preference for the Series C Preferred Stock, accruing from June 2013 through August 2013. The record date was August 16, 2013 and the dividend was payable on September 1, 2013. September 1, 2013 was not a business day, and in accordance with our charter, the dividend was paid on September 3, 2013 in the amount of $1,943.
Capital Expenditures and Alaska Production Tax Credits
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
Total spending on capital projects increased significantly from the same period last year. For the six months ending October 31, 2013, we incurred total capital expenditures of $82,446 which is inclusive of the increase in our capital accrual account of $15,325. Cash paid for net capital expenditures was $67,121 for the six months ended October 31, 2013. During the first six months of fiscal 2014, we completed drilling of our RU-2A well and our RU-1A well, and began drilling our Sword #1 and Olson Creek #1 wells, all in the Cook Inlet region. During the first six months of fiscal 2013, capital spending primarily related to the drilling of our Otter #1 well in the Cook Inlet region and the construction of Rig 35.
During the six months ended October 31, 2013, we collected $12,685 related to our Alaska production tax credits applied for in prior periods. Of the amount collected, $9,668 related to expenditure and exploration based credits, and $3,017 related to carried-forward annual loss credits.
Prepayment of Drilling Costs
We occasionally are required to pay in advance for certain equipment rental and services related to our drilling activities. The advance payments are recorded in prepaid expenses at the time of payment and amortized to capital expenditures as the costs are incurred. At October 31, 2013, we had $2,192 in prepaid drilling costs related to the rental of the drilling rig being used on Sword #1 that had not been incurred as of such date.

(dollars in thousands, except share and per share data and unit and per unit data)

Liquidity
Cash and Cash Equivalents
As of October 31, 2013, we had $21,885 in cash and cash equivalents.
Debt and Available Credit Facilities
As of October 31, 2013, outstanding debt consisted of $71,718 under our Apollo Credit Facility, $6,000 of which is classified as a current debt obligation with the remainder classified as long-term debt on the accompanying consolidated balance sheet. As of October 31, 2013 we had no additional borrowing capacity under our Apollo Credit Facility.

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
On September 28, 2012, we sold 685,000 shares of our Series C Preferred Stock for gross proceeds of $15,755.  We incurred issuance costs of $1,335, yielding net proceeds of $14,420.  These securities are registered for sale to the public pursuant to a prospectus, dated September 18, 2012, a prospectus supplement dated September 28, 2012, and the Company's registration statement on Form S-3 (Registration No. 333-183750), which was declared effective by the SEC on September 18, 2012
The Series C Preferred Stock is classified as temporary equity in accordance with ASC 480 and is being accreted to redemption value through the earliest repayment date of November 1, 2017.  See Note 10 - Stockholders' Equity in the Notes as set forth in the accompanying unaudited condensed consolidated financial statements.
On October 12, 2012, we entered into the Series C ATM Agreement. This Series C ATM Agreement provides for the issuance by us of our common stock or Series C Preferred Stock, and for the subsequent sale of those shares into the market at the prevailing market price by MLV. These securities are registered for sale to the public pursuant to a prospectus, dated September 19, 2012, a prospectus supplement dated October 12, 2012, and our registration statement on Form S-3 (Registration No. 333-183750) which was declared effective by the SEC on September 18, 2012. Under the Series C ATM Agreement, if and when we request MLV to engage in the sale of any or our securities, we will be obligated to pay to MLV a commission equal to 3.0% of the gross proceeds of any sale of our common stock and 3.5% of the gross proceeds of any sale of our Series C Preferred Stock. Although there are conditions on our initiating any new sale of securities and there are customary indemnities and cost reimbursement requirements, as described in the Series C ATM Agreement, there are no operational or financial covenants that restrict our operations.
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
On September 25, 2013, we sold 1,000,000 shares of our Series D Preferred Stock, at a price of $25.00 per share. We incurred issuance costs of $1,875, yielding net proceeds of $23,125.  These securities are registered for sale to the public pursuant to a prospectus, dated September 18, 2012, a prospectus supplement dated September 25, 2013, and the Company's registration statement on Form S-3 (Registration No. 333-183750), which was declared effective by the SEC on September 18, 2012.
On October 17, 2013, we entered into the Series D ATM Agreement. This Series D ATM Agreement provides for the issuance by us of our Series D Preferred Stock, and for the subsequent sale of those shares into the market at the prevailing market price by MLV. These securities are registered for sale to the public pursuant to a prospectus, dated September 19, 2012, a prospectus supplement dated October 17, 2013, and our registration statement on Form S-3 (Registration No. 333-183750) which was declared effective by the SEC on September 18, 2012. Under the Series D ATM Agreement, if and when we request MLV to engage in the sale of Series D Preferred Stock, we will be obligated to pay to MLV a commission equal to 3.0% of the gross proceeds. Although there are conditions on our initiating any new sale of securities and there are customary indemnities and cost reimbursement requirements, as described in the Series D ATM Agreement, there are no operational or financial covenants that restrict our operations.
As of October 31, 2013 and for the second quarter of fiscal 2014, there were no additional material changes outside the ordinary course of business in our contractual obligations and commitments other than the aforementioned agreements.  For additional information regarding these obligations, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Cash Obligations and Commitments" contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013, as amended, and incorporated by reference herein.

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

(dollars in thousands, except share and per share data and unit and per unit data)

The following tables present a reconciliation of net income (loss) before income taxes to Adjusted EBITDA, our most directly comparable GAAP performance measure, for each of the periods presented:

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2013	2012	2013	2012
Loss before income taxes	$(9,838)	$(9,971)	$(21,385)	$(6,239)
Adjusted by:
Interest expense, net	1,363	1,537	3,644	1,668
Depreciation, depletion and amortization	9,018	3,062	14,710	6,187
Accretion of asset retirement obligation	301	285	598	569
Exploration expense	148	28	434	57
Stock-based compensation	1,908	2,639	3,574	4,715
Derivative contracts:
(Gain) loss on derivatives, net	4,190	2,045	7,266	(6,896)
Cash settlements	(1,225)	(963)	(1,782)	3,098
Adjusted EBITDA	$5,865	$(1,338)	$7,059	$3,159

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities," which increases disclosures about offsetting assets and liabilities. New disclosures are required to enable users of financial statements to understand significant quantitative differences in balance sheets prepared under GAAP and IFRS related to the offsetting of financial instruments. The existing GAAP guidance allowing balance sheet offsetting, including industry-specific guidance, remains unchanged. The guidance in ASU 2011-11 is effective for annual and interim reporting periods beginning on or after January 1, 2013. The disclosures should be applied retrospectively for all prior periods presented. We have adopted ASU 2011-11; however, it resulted in no material impact to our condensed consolidated financial statements.
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

(dollars in thousands, except share and per share data and unit and per unit data)

The following tables summarize, for the periods indicated, our hedges currently in place through June 2016. All of these derivatives are accounted for as mark-to-market activities. All of these derivatives are variable-to-fixed price commodity swap contracts which price is based on the ICE Brent crude oil futures as traded on the New York Mercantile Exchange.

	For the Quarter Ended (in barrels)
	July 31,		October 31,		January 31,		April 30,		Total
Fiscal	Volume	Avg. Price	Volume	Avg. Price	Volume	Avg. Price	Volume	Avg. Price	Volume	Avg. Price
2014	—	$—	—	$—	147,200	$101.73	142,400	$101.10	289,600	$101.42
2015	147,200	101.10	147,200	101.10	147,200	99.16	142,400	95.35	584,000	99.21
2016	147,200	95.35	147,200	95.35	147,200	94.20	144,000	91.95	585,600	94.23
2017	97,600	91.95					—	—	97,600	91.95
									1,556,800	$97.29

Interest Rate Risk
We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on 100% of our debt. At October 31, 2013, there was no float-rate debt that would expose us to market fluctuations in interest rates.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our CEO and our Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, at the end of the period covered by this report (the “evaluation date”). In conducting its evaluation, management considered the material weaknesses in our disclosure controls and procedures and internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the year ended April 30, 2013 as filed with the SEC on July 15, 2013 and as further amended on August 28, 2013.
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
Changes in Internal Control over Financial Reporting
We are currently working to remediate the material weaknesses identified in our Annual Report on Form 10-K for the year ended April 30, 2013 as filed with the SEC on July 15, 2013 and as further amended on August 28, 2013. Such efforts have involved searching for additional accounting resources, engaging external accountants, and shifting the financial reporting responsibilities of certain accounting personnel to more closely align their talents with the necessary skill sets. We believe the adjustments we made to our existing accounting personnel and the use of external consultants during the six months ended October 31, 2013 improved the quality of our financial reporting process; however, we are still searching for the appropriate accounting resources to supplement our finance and accounting department.
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
This action was revived on August 4, 2011, when a breach of contract case was filed against us in the United States District Court for the Eastern District of Tennessee.  The case, styled CNX Gas Company, LLC v. Miller Energy Resources, Inc., Chevron Appalachia, LLC as successor in interest to Atlas America, LLC, Cresta Capital Strategies, LLC and Scott Boruff, arises from the same allegations as the previous action in the state court.  The federal case seeks money damages from us for breach of contract; however, unlike the previous action, it does not seek specific performance of the assignments at issue.  The Plaintiff claims that the other defendants tortiously interfered with, or induced the breach of, the letter of intent between us and the Plaintiff.  We have filed our Answer and intend to vigorously defend this suit.  Discovery is complete, and trial is scheduled to begin on February 10, 2014.  Given the current stage of the proceedings in this case, we currently cannot assess the probability of losses, or reasonably estimate the range of losses, related to this matter.
On June 15, 2011, a breach of contract lawsuit was filed against us and CIE in the United States District Court for the Eastern District of Pennsylvania styled VAI, Inc. v. Miller Energy Resources, Inc., f/k/a Miller Petroleum, Inc. and Cook Inlet Energy, LLC. The Plaintiff alleges three causes of action: (1) breach of contract, (2) unjust enrichment, and (3) breach of the implied covenant of good faith and fair dealing. The case seeks damages in warrants to purchase our common stock and monetary damages for certain fees and expenses. The Sale Agreement with David Hall, Walter "JR" Wilcox, and Troy Stafford dated December 10, 2009 contains indemnification provisions relevant to this claim. We filed a Motion to Dismiss for lack of personal jurisdiction, but this motion was not granted by the court. We filed an Answer to the complaint in this case on October 10, 2012, and we have conducted discovery. We have filed a motion for summary judgment. Trial was set for November 4, 2013. On October 21, 2013, the trial was postponed with no new trial date having been set. On October 31, 2013, the judge ruled on our outstanding Motion for Summary Judgment, granting it as to the unjust enrichment claim and breach of the implied covenant of good faith and fair dealing claim, and denying it as to the breach of contract claim. We expect to proceed to trial on the breach of contract claim once a new trial date is set. Given the current stage of the proceedings in this case, we currently cannot assess the probability of losses, or reasonably estimate the range of losses, related to this matter.
On August 23, 2011, a derivative action was filed against us in Knox County Chancery Court.  The case is styled Marco Valdez, derivatively on behalf Miller Energy Resources, Inc. v. Deloy Miller, Scott M. Boruff, Jonathan S. Gross, Herman Gettelfinger, David Hall, Merrill A. McPeak, Charles M. Stivers, Don A. Turkleson, and David J. Voyticky, and Miller Energy Resources, Inc., nominal defendant.  The suit alleges the following causes of action: (1) Breach of Fiduciary Duty for disseminating false and misleading information; (2) Breach of Fiduciary Duty for failure to maintain internal controls; (3) Breach of Fiduciary Duty for failing to properly oversee and manage the company; (4) Unjust Enrichment; (5) Abuse of Control; Gross Mismanagement, and; (6) Waste of Corporate Assets.  The Plaintiff seeks unspecified money damages from the individual defendants, that we take certain actions with respect to our management, restitution to us, and the Plaintiff's attorney fees and costs. We have filed a Motion to Dismiss and, in the alternative, a Motion to Stay pending the outcome of the Class Action. The Plaintiff has agreed to stay this case awaiting a ruling on the plaintiff's appeal in the federal derivatives case in Lukas v. Miller Energy Resources, Inc., et al, as described in the next paragraph. The Plaintiff has also agreed to voluntarily dismiss the case in the event the plaintiff's appeal in Lukas is denied. On October 1, 2013, the Court entered an Order dismissing the case without prejudice on the motion of the Plaintiff. On October 24, 2013, we filed a Motion to Amend the Order of Dismissal as the agreement with the Plaintiff was that the case would be dismissed with prejudice if the Sixth Circuit Court of Appeals affirmed the dismissal of the Lukas case. Given the current stage of the proceedings in this case, we currently cannot assess the probability of losses, or reasonably estimate the range of losses, related to this matter.
On August 25, 2011, and August 31, 2011, two derivative actions were filed against us and our Board of Directors and former Chief Financial Officer in the United States District Court for the Eastern District of Tennessee. These cases were

(dollars in thousands, except share and per share data and unit and per unit data)

consolidated into Patrick P. Lukas, derivatively on behalf Miller Energy Resources, Inc. v. Merrill A. McPeak, Scott M. Boruff, Deloy Miller, Jonathan S. Gross, Herman Gettelfinger, David Hall, Charles M. Stivers, Don A. Turkleson, and David J. Voyticky, and Miller Energy Resources, Inc., nominal defendant. As noted below, this case has been dismissed by the trial court, but that dismissal is being appealed by the plaintiffs. It contained substantially similar claims as Valdez. The suit alleged the following causes of action: (1) Breach of Fiduciary Duty for disseminating false and misleading information; (2) Breach of Fiduciary Duty for failing to properly oversee and manage the company; (3) Unjust Enrichment; (4) Abuse of Control; (5) Gross Mismanagement, and; (5) Waste of Corporate Assets.  The Plaintiffs sought unspecified money damages from the individual defendants, to have us take certain actions with respect to our management, restitution to us, and the Plaintiffs' attorney fees and costs. We filed a Motion to Dismiss, which was granted on September 21, 2012. On October 16, 2012, a notice of appeal of this dismissal was filed by the Plaintiffs with the Sixth Circuit Court of Appeals. The appeal has been fully briefed, and the Court heard oral arguments on July 24, 2013. On September 19, 2013, the Court of Appeals affirmed the judgment of the District Court dismissing the case. On October 3, 2013, the Plaintiff filed a Motion for Rehearing En Banc. We filed our response to that motion on October 21, 2013, and we are currently awaiting a ruling. Given the current stage of the proceedings with respect to this case, we currently cannot assess the probability of losses, or reasonably estimate the range of losses, related to this matter.
On August 31, 2012, we terminated an agreement with Voorhees Equipment and Consulting, Inc. (“Voorhees”) for the construction and sale of the rig currently being used on the Osprey Platform, Rig 35. We terminated the agreement based on our belief that Voorhees was in breach of its obligations thereunder.  Although no action has been filed in connection with that termination, Voorhees has indicated its desire to arbitrate claims it believes it has under invoices arising between May 29, 2012 and August 31, 2012.  We believe we have grounds to dispute liability with respect to some or all of these outstanding invoices. In addition, we expect to assert counterclaims against Voorhees for damages exceeding the amounts Voorhees claims are owed to it, for breach of the relevant contract by Voorhees.  The parties have elected to engage a private arbitrator to settle this dispute and are currently conducting discovery.  The date of the arbitration has been postponed, but we expect that arbitration to begin on or about January 7, 2014.  Given the current stage of the proceedings with respect to this matter, we believe that any loss would be limited to the payment of the outstanding invoices of approximately $531, plus the cost of defense. Based on the information currently available, we have accrued our best estimate of the potential loss on our consolidated balance sheet. On September 18, 2013 we received a third-party complaint from Voorhees in connection with a lawsuit by Carlile Transportation Systems, Inc., in the Superior Court for the State of Alaska. The case is styled Carlile Transportation Systems, Inc. v. Voorhees Rig International, Inc. v. Cook Inlet Energy, LLC. The dispute is over unpaid transportation fees related to the transportation of equipment for Rig 35. These amounts are already the subject of the planned arbitration scheduled for January of 2014. As all disputes under the Rig 35 contract are subject to mandatory arbitration, we have filed a motion to compel arbitration.

ITEM 1A.    RISK FACTORS.

For a detailed discussion of the risks and uncertainties associated with our business see “Risk Factors” in our 2013 Annual Report. Certain Risk Factors which apply to our newly issued Series D Preferred Stock are set forth below as the Series D Preferred Stock was issued after the date of our Annual Report for fiscal 2013.

The Series D Preferred Stock ranks junior to our Series B Preferred Stock and to all of our indebtedness and other liabilities and is effectively junior to all indebtedness and other liabilities of our subsidiaries and ranks pari passu with our existing Series C Preferred Stock.
In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series D Preferred Stock only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Series D Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors, to our Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) and any future series or class of preferred stock we may issue that ranks senior to the Series D Preferred Stock. As of the date hereof, 25,750 shares of Series B Preferred Stock, having a liquidation value of $2,575, are outstanding. In addition, the Series D Preferred Stock effectively ranks junior to all existing and future indebtedness and other liabilities of (as well as any preferred equity interests held by others in) our existing subsidiaries and any future subsidiaries. The Series D Preferred Stock ranks pari passu with our 10.75% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) in right of payments of dividends and upon the liquidation, dissolution or winding up of our affairs. As of the date hereof, 2,892,201 shares of Series C Preferred Stock, having a liquidation value of $72,305, plus accrued and unpaid dividends, are outstanding.
Our existing subsidiaries are and any future subsidiaries would be separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Series D Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series D Preferred Stock then outstanding. We and our subsidiaries have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series D Preferred Stock. At October 31, 2013, we had approximately $77,882 of indebtedness, on a consolidated basis, ranking senior to the Series D Preferred Stock (which includes the liquidation value of our Series B Preferred Stock, referenced

(dollars in thousands, except share and per share data and unit and per unit data)

above). Our Loan Agreement dated June 29, 2012 among us as borrower, Apollo Investment Corporation, as administrative agent and the lenders party thereto from time to time, as the same may be amended from time to time (the “Apollo Loan Agreement”), prohibits payments of dividends on the Series D Preferred Stock if we fail to comply with certain financial covenants. Certain of our other existing or future debt instruments may restrict the authorization, payment or setting apart of dividends on the Series D Preferred Stock.
Future offerings of debt, senior equity securities, or other equity securities ranking on parity with the Series D Preferred Stock in right of payment may adversely affect the market price of the Series D Preferred Stock. If we decide to issue debt or equity securities in the future, it is possible that these securities will be governed by an indenture or other instruments containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of the Series D Preferred Stock and may result in dilution to owners of the Series D Preferred Stock. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. The holders of the Series D Preferred Stock will bear the risk of our future offerings, reducing the market price of the Series D Preferred Stock and diluting the value of their holdings in us.

We may not be able to pay dividends on the Series D Preferred Stock.
Under Tennessee law, cash dividends on capital stock may be paid from net earnings and only if (1) we would still be able to pay our debts as they become due in the usual course of business after giving effect to the dividend payment, and (2) our total assets are not less than the sum of our total liabilities plus the amount that would be needed if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights on dissolution are superior to those receiving the distribution. Our ability to pay cash dividends on the Series D Preferred Stock will require us to be profitable and to have positive net assets (total assets less total liabilities) over our capital. Further, notwithstanding these factors, we may not have sufficient cash to pay dividends on the Series D Preferred Stock. Our ability to pay dividends may be impaired if any of the risks described in this quarterly report or in our annual report on Form 10-K were to occur. In addition, payment of our dividends depends upon our financial condition and other factors as our board of directors may deem relevant from time to time. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock and preferred stock, including the Series D Preferred Stock, to pay our indebtedness or to fund our other liquidity needs.
In addition, unless dividends are paid from certain equity proceeds, the Apollo Loan Agreement prohibits payments of dividends on the Series D Preferred Stock if we fail to comply with certain financial covenants. Certain of our other existing or future debt instruments may restrict the authorization, payment or setting apart of dividends on the Series D Preferred Stock.

The Series D Preferred Stock has not been rated.
We have not sought to obtain a rating for the Series D Preferred Stock. No assurance can be given, however, that one or more rating agencies might not independently determine to issue such a rating or that such a rating, if issued, would not adversely affect the market price of the Series D Preferred Stock. In addition, we may elect in the future to obtain a rating for the Series D Preferred Stock, which could adversely affect the market price of the Series D Preferred Stock. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward, placed on a watch list or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. Any such downward revision, placing on a watch list or withdrawal of a rating could have an adverse effect on the market price of the Series D Preferred Stock.

You may not be able to exercise conversion rights upon a Change of Control, and, if exercisable, these conversion rights may not adequately compensate you.
Upon the occurrence of a Change of Control, each holder of the Series D Preferred Stock will have the right (unless, prior to the Change of Control Conversion Date, we have provided notice of our election to redeem some or all of the shares of Series D Preferred Stock held by such holder in which case such holder will have the right only with respect to shares of Series D Preferred Stock that are not called for redemption) to convert some or all of such holder’s Series D Preferred Stock into our shares of common stock (or under specified circumstances involving certain alternative consideration).
Although we generally may not redeem the Series D Preferred Stock prior to the fifth anniversary of the date we initially issue the Series D Preferred Stock, we have a special optional redemption right to redeem the Series D Preferred Stock in the event of a Change of Control, and holders of the Series D Preferred Stock will not have the right to convert any shares that we have elected to redeem prior to the Change of Control Conversion Date.
If we do not elect to redeem the Series D Preferred Stock prior to the Change of Control Conversion Date, then upon an exercise of the conversion rights, the holders of Series D Preferred Stock will be limited to a maximum number of shares of our

(dollars in thousands, except share and per share data and unit and per unit data)

common stock (or other applicable consideration) equal to 7.1225 multiplied by the number of shares of Series D Preferred Stock converted.

Change of control conversion rights may make it more difficult for a party to acquire us or discourage a party from acquiring us.
The Change of Control conversion feature of the Series D Preferred Stock may have the effect of discouraging a third party from making an acquisition proposal for us or of delaying, deferring or preventing certain of our change of control transactions under circumstances that otherwise could provide the holders of our common stock and Series D Preferred Stock with the opportunity to realize a premium over the then-current market price of such stock or that shareholders may otherwise believe is in their best interests.

The market price of the Series D Preferred Stock could be substantially affected by various factors.
The market price of the Series D Preferred Stock will depend on many factors, which may change from time to time, including:

•	prevailing interest rates, increases in which may have an adverse effect on the market price of the Series D Preferred Stock;

•	trading prices of common and preferred equity securities issued by other energy companies;

•	the annual yield from distributions on the Series D Preferred Stock as compared to yields on other financial instruments;

•	general economic and financial market conditions;

•	government action or regulation;

•	the financial condition, performance and prospects of us and our competitors;

•	changes in financial estimates or recommendations by securities analysts with respect to us, our competitors in our industry;

•	our issuance of additional preferred equity or debt securities; and

•	actual or anticipated variations in quarterly operating results of us and our competitors.
As a result of these and other factors, investors who purchase the Series D Preferred Stock may experience a decrease, which could be substantial and rapid, in the market price of the Series D Preferred Stock, including decreases unrelated to our operating performance or prospects.

We may issue additional shares of Series D Preferred Stock, Series C Preferred Stock and additional series of preferred stock that rank on parity with the Series D Preferred Stock as to dividend rights, rights upon liquidation or voting rights.
We are allowed to issue additional shares of Series D Preferred Stock, Series C Preferred Stock and additional series of preferred stock that would rank equally to the Series D Preferred Stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs pursuant to our amended and restated charter, as amended, and the articles of amendment for the Series D Preferred Stock without any vote of the holders of the Series D Preferred Stock. The issuance of additional shares of Series D Preferred Stock, Series C Preferred Stock and other preferred stock that would rank on parity with the Series D Preferred Stock could have the effect of reducing the amounts available to the Series D Preferred Stock issued in this offering upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series D Preferred Stock issued in this offering if we do not have sufficient funds to pay dividends on all Series D Preferred Stock, Series C Preferred Stock outstanding and other classes of stock with equal priority with respect to dividends.
In addition, although holders of Series D Preferred Stock are entitled to limited voting rights with respect to such matters, the Series D Preferred Stock will vote separately as a class along with the holders of our Series C Preferred Stock and all other classes or series of our equity securities we may issue upon which similar voting rights have been conferred and are exercisable and which are entitled to vote as a class with the Series D Preferred Stock. As a result, the voting rights of holders of Series D Preferred Stock may be significantly diluted, and the holders of the Series C Preferred Stock and such other series of preferred stock that we may issue may be able to control or significantly influence the outcome of any vote.
Future issuances and sales of preferred stock ranking on parity with the Series D Preferred Stock, or the perception that such issuances and sales could occur, may cause prevailing market prices for the Series D Preferred Stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.

(dollars in thousands, except share and per share data and unit and per unit data)

As a holder of Series D Preferred Stock, you will have extremely limited voting rights.
Your voting rights as a holder of Series D Preferred Stock will be limited. Our shares of common stock are the only class of our securities that carry full voting rights. Voting rights for holders of Series D Preferred Stock exist primarily with respect to the ability to elect, voting together with the holders of out Series C Preferred Stock and any other classes or series of equity securities we may issue upon which similar voting rights have been conferred and are exercisable and which are entitled to vote as a class with the Series D Preferred Stock, two additional directors to our board of directors, subject to certain limitations, in the event that four quarterly dividends (whether or not consecutive) payable on the Series D Preferred Stock are in arrears, and with respect to voting on amendments to our amended and restated charter, as amended, or our articles of amendment relating to the Series D Preferred Stock that materially and adversely affect the rights of the holders of Series D Preferred Stock, authorize the issuance of additional Series C Preferred Stock, or authorize, increase or create additional classes or series of our shares that are senior to the Series D Preferred Stock. Other than the limited circumstances described in this prospectus supplement, holders of Series D Preferred Stock will not have any voting rights.

Disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of the Series D Preferred Stock.
Over the last several years, the United States stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks and debt securities to fluctuate substantially and the spreads on prospective debt financings to widen considerably. In the last few years, the financial crisis in Europe (which relates primarily to concerns that certain European countries may be unable to pay their national debt) had a similar, although less pronounced, effect. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive and in certain cases have resulted in the unavailability of certain types of financing. Unrest in certain Middle Eastern countries and the resultant increase in petroleum prices have added to the uncertainty in the capital markets. Such uncertainty will lead to continued volatility in the stock and credit markets and may negatively impact our ability to access additional financing at reasonable terms. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing. These types of events in the stock and credit markets may make it more difficult or costly for us to raise capital through the issuance of our common stock, preferred stock or debt securities. These disruptions may have a material adverse effect on the market value of our common stock and preferred stock, including the Series D Preferred Stock offered pursuant to this prospectus supplement, the return we receive on our investments, as well as other unknown adverse effects on us or the economy in general.

The Series D Preferred Stock is a new issue of securities and does not have an established trading market, which may negatively affect its value and your ability to transfer and sell your shares.
The Series D Preferred Stock is a relatively new issue of securities with only a limited trading market. The volume of trades of shares of the Series D Preferred Stock on the NYSE is often low, and an active trading market on the NYSE for the Series D Preferred Stock may not be maintained in the future and may not provide adequate liquidity. The liquidity of any market for the Series D Preferred Stock that may exist now or in the future will depend on a number of factors, including prevailing interest rates, the dividend rate on our common stock, our financial condition and operating results, the number of holders of the Series D Preferred Stock, the market for similar securities and the interest of securities dealers in making a market in the Series D Preferred Stock. As a result, the ability to transfer or sell the Series D Preferred Stock could be adversely affected.

If our common stock is delisted, your ability to transfer or sell your shares of the Series D Preferred Stock may be limited, and the market value of the Series D Preferred Stock will likely be materially adversely affected.
Other than in connection with a Change of Control, the Series D Preferred Stock does not contain provisions that are intended to protect you if our common stock is delisted from the NYSE. Since the Series D Preferred Stock has no stated maturity date, you may be forced to hold your shares of the Series D Preferred Stock and receive stated dividends on the Series D Preferred Stock when, as and if authorized by our board of directors and paid by us with no assurance as to ever receiving the liquidation value thereof. In addition, if our common stock is delisted from the NYSE, it is likely that the Series D Preferred Stock will be delisted from the NYSE as well. Accordingly, if our common stock is delisted from the NYSE, your ability to transfer or sell your shares of the Series D Preferred Stock may be limited and the market value of the Series D Preferred Stock will likely be materially adversely affected.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 5.    OTHER INFORMATION.

We expect to hold our annual meeting on or about March 28, 2014. We previously stated a deadline of July 31, 2013 for shareholder proposals to be considered for inclusion in our proxy statement for the fiscal 2013 annual meeting, which we had previously anticipated holding in October 2013. As a result of the change in the anticipated date of the annual meeting, we are setting a new deadline for proposals, in accordance with the applicable rules under the Securities Exchange Act. For a shareholder proposal to be considered for inclusion in our proxy statement for the fiscal 2013 annual meeting, the Corporate Secretary must receive the written proposal at our principal executive offices no later than the deadline stated below. Such proposals must comply with SEC regulations under Rule 14a-8 regarding the inclusion of shareholder proposals in company-sponsored proxy materials.  Proposals should be addressed to:

Miller Energy Resources, Inc.
Attention: Corporate Secretary
9721 Cogdill Road, Suite 302
Knoxville, TN 37932
Facsimile: (865) 691-8209

Shareholder proposals intended to be presented at the next annual meeting must be received by us at our principal executive office no later than January 9, 2014 in order to be eligible for inclusion in our 2013 proxy statement and proxy relating to that meeting.  Upon receipt of any proposal, we will determine whether to include such proposal in accordance with regulations governing the solicitation of proxies.

Nomination of Director Candidates: You may propose director candidates for consideration by the Board’s Nominating and Corporate Governance Committee. Any such recommendations should include the nominee’s name and qualifications for Board membership, information regarding the candidate as would be required to be included in a proxy statement filed pursuant to SEC regulations, and a written indication by the recommended candidate of her or his willingness to serve, and should be directed to the Corporate Secretary of Miller Energy Resources, Inc. at our principal executive offices: 9721 Cogdill Road, Suite 302,  Knoxville, TN  37932 within the time period described above for proposals other than matters brought under SEC Rule 14a-8.

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

3.5	–	Amended and Restated Charter of Miller Petroleum, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed on April 29, 2010).
3.6	–	Amended and Restated Bylaws of Miller Petroleum, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed on April 29, 2010).
3.7	–	Articles of Amendment to the Bylaws of Miller Petroleum, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed on March 17, 2011).
3.8	–	Articles of Amendment to the Charter of Miller Petroleum, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed on April 15, 2011).
3.9	–	Articles of Amendment to the Charter of Miller Energy Resources, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed on April 2, 2012).
3.10	–	Articles of Amendment to the Charter of Miller Energy Resources, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed on August 17, 2012).
3.11	–	Articles of Amendment to the Charter of Miller Energy Resources, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed on September 4, 2012).
3.12	–	Articles of Amendment to the Charter of Miller Energy Resources, Inc. (incorporated by reference to Exhibit 3.20 to Registrant's Registration Statement on Form 8-A as filed on September 28, 2012).
3.13	–	Articles of Amendment to the Charter of Miller Energy Resources, Inc. (incorporated by reference to Exhibit 3.21 to Registrant's Registration Statement on Form 8-A as filed on September 26, 2013).
10.1	–	Amendment No. 6 to Apollo Loan Agreement, dated August 5, 2013 (incorporated by reference to Registrant's Current Report on Form 8-K filed on August 5, 2013).
10.2	–
Underwriting Agreement dated September 25, 2013 between Miller Energy Resources, Inc. and MLV & Co., LLC as representative for the underwriters identified therein (incorporated by reference to Registrant's Current Report on Form 8-K filed on September 26, 2013).

10.3	–	Revised and Restated Consent and Amendment No. 7 to Apollo Loan Agreement (incorporated by reference to Registrant's Current Report on Form 8-K filed on September 26, 2013).
10.4	–
At Market Issuance Sales Agreement between Miller Energy Resources, Inc. and MLV & Co., LLC dated October 17, 2013 (incorporated by reference to Registrant's Current Report on Form 8-K filed on October 17, 2013).

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

Dated:	December 10, 2013	MILLER ENERGY RESOURCES, INC.

		By:	/s/ SCOTT M. BORUFF
Scott M. Boruff, Chief Executive Officer, principal executive officer

Dated:	December 10, 2013	MILLER ENERGY RESOURCES, INC.

		By:	/s/ DAVID J. VOYTICKY
David J. Voyticky, Chief Financial Officer, principal financial officer