Form 10-K/A
MILLER ENERGY RESOURCES, INC.
filed 2014-07-15
CIK 785968

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

EXPLANATORY NOTE
                The purpose of this Amendment No. 1 on Form 10-K/A is to amend Exhibit 99.1, the Reserve Report of Ryder Scott Company, L.P. at April 30, 2014 on Cook Inlet Assets, of the previously filed Annual Report on Form 10-K of Miller Energy Resources, Inc. for the year ended April 30, 2014, filed with the Securities and Exchange Commission on July 14, 2014 (the “Form 10-K”).  A portion of the first page of Table B was inadvertently omitted due to a scanning error.  Accordingly, Exhibit 99.1 of the Form 10-K is hereby amended and restated as set forth in this amendment to correct that error.
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

10.59	–	Purchase and Sale Agreement between the Company and Teras (incorporated by reference to Registrant’s Current Report on Form 8-K filed on July 8, 2014).

†*10.60	–	Employment Agreement with Conrad Perry.
*10.61	–	Form of Director and Officer Indemnification Agreement
*21.1	–	Subsidiaries of the registrant
***23.1	–	Consent of Ryder Scott Company, L.P.
*23.2	–	Consent of Ralph E. Davis Associates, Inc.
*23.3	–	Consent of KPMG LLP
***31.1	–	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
***31.2	–	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer
***32.1	–	Section 1350 certification of Chief Executive Officer
***32.2	–	Section 1350 certification of Chief Financial Officer
***99.1	–	Reserve Report of Ryder Scott Company, L.P. at April 30, 2014 on Cook Inlet assets
*99.2	–	Reserve Report of Ralph E. Davis Associates, Inc. at April 30, 2014 on Appalachian region assets
**101.INS	–	XBRL Instance Document
**101.SCH	–	XBRL Taxonomy Extension Schema Document
**101.CAL	–	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	–	XBRL Taxonomy Extension Definition Document
**101.LAB	–	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	–	XBRL Taxonomy Extension Presentation Linkbase Document
———————————

*	Previously filed.

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this report on Form 10-K shall be deemed "furnished" and not "filed."

***	Filed herewith.

†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: July 15, 2014

MILLER ENERGY RESOURCES, INC.

By:	/s/ SCOTT BORUFF
Chief Executive Officer
MILLER ENERGY RESOURCES, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DELOY MILLER	Executive Chairman of the Board	July 15, 2014
Deloy Miller

/s/ SCOTT M. BORUFF	Chief Executive Officer, Director, Principal Executive Officer	July 15, 2014
Scott M. Boruff

/s/ JOHN M. BRAWLEY	Chief Financial Officer, Principal Financial Officer	July 15, 2014
John M. Brawley

/s/ BOB G. GOWER	Director	July 15, 2014
Bob G. Gower

/s/ GERALD E. HANNAHS, JR.	Director	July 15, 2014
Gerald E. Hannahs, Jr.

/s/ JOSEPH T. LEARY	Director	July 15, 2014
Joseph T. Leary

/s/ WILLIAM B. RICHARDSON	Director	July 15, 2014
William B. Richardson

	Director	July 15, 2014
Marceau N. Schlumberger

/s/ CHARLES M. STIVERS	Director	July 15, 2014
Charles M. Stivers